Form 10-Q
period 2021-06-30
Payoneer Global Inc.
filed 2021-08-11
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .

Payoneer Global Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-40547	86-1778671
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)
150 W 30th St New York, New York, 10001
(Address of principal executive offices, including zip code)

(212) 600-9272
Registrant’s Telephone Number, Including Area Code
New Starship Parent Inc. 2929 Arch Street, Suite 1703 Philadelphia, PA 19104
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PAYO	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of common stock, $0.01 par value, at an exercise price of $11.50 per share	PAYOW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2021, the registrant had 338,351,977 shares of common stock outstanding.

INTRODUCTORY NOTE

On June 25, 2021 (the “Closing Date”), FTAC Olympus Acquisition Corp., a Delaware corporation (both prior to and after the Closing Date, “FTOC”) consummated the previously announced reorganization (the “Reorganization”) with Payoneer Inc., a Delaware corporation. Pursuant to the Reorganization Agreement (as defined below), prior to the Closing Date and prior to the Reorganization, FTOC changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”). In connection with the closing of the Reorganization, the registrant changed its name from New Starship Parent, Inc. (“ParentCo”) to Payoneer Global Inc. (“New Payoneer”). Following the Reorganization, New Payoneer became a publicly traded company, with Payoneer Inc., a subsidiary of New Payoneer, continuing the existing business operations.

References to the Reorganization Agreement shall mean that certain Agreement and Plan of Reorganization (as amended on February 16, 2021, May 10, 2021 and June 22, 2021, the “Reorganization Agreement”), by and among FTOC, ParentCo, Starship Merger Sub I Inc., a Delaware corporation and wholly owned subsidiary of ParentCo, Starship Merger Sub II Inc., a Delaware corporation and wholly owned subsidiary of ParentCo, and Payoneer Inc..

The Reorganization was accounted for as a reverse recapitalization for which Payoneer Inc. has been determined to be the accounting acquirer (the “Reverse Recapitalization”). As the Reorganization was accounted for as a Reverse Recapitalization, no goodwill or other intangible assets will be recorded, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Under this method of accounting, FTOC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Payoneer Inc. issuing stock for the net assets of FTOC, accompanied by a recapitalization. The net assets of FTOC were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization will be those of Payoneer Inc. Notwithstanding the foregoing, see “Item 2― New Payoneer’s Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Results of Operations” set forth below.

The Reorganization closed on June 25, 2021.

Unless otherwise noted herein, “we”, “us”, “our”, “Payoneer”, and the “Company” refer to Payoneer Inc. for the period prior to the Closing Date and to Payoneer Global Inc. for the period thereafter.

Payoneer Global Inc.

Form 10-Q

For the Quarter Ended June 30, 2021

Page

PART I. FINANCIAL INFORMATION	5

Item 1. Financial Statements (Unaudited)
Condensed consolidated balance sheets (Unaudited)	6
Condensed consolidated statements of loss (Unaudited)	7
Condensed consolidated statements of comprehensive loss (Unaudited)	8
Condensed consolidated statements of changes in redeemable preferred stock, redeemable convertible preferred stock and shareholders’ equity (deficit) (Unaudited)	9
Condensed consolidated statements of cash flows (Unaudited)	11
Notes to the condensed consolidated financial statements (Unaudited)	13
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.Controls and Procedures	41

PART II - OTHER INFORMATION	42

Item 1. Legal Proceedings	42
Item 1A.Risk Factors	42
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.Defaults upon Senior Securities	42
Item 4.Mine Safety Disclosures	42
Item 5.Other Information	42
Item 6.Exhibits	43

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the information incorporated herein by reference, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and other similar words and expressions (or the negative version of such words or expressions) may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on the current expectations of New Payoneer’s management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” discussed and identified in public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by New Payoneer, and the following:

●	the expected benefits of the Reorganization;
●	our financial performance following the Reorganization;
●	the impact of the COVID-19 pandemic on our business and the actions we may take in response thereto;
●	the effect of legal, tax and regulatory changes; and
●	the outcome of any known and unknown litigation and regulatory proceedings.

Should one or more of these risks or uncertainties materialize or should any of the assumptions made by the management of New Payoneer prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

All subsequent written and oral forward-looking statements concerning the Reorganization or other matters addressed in this Quarterly Report on Form 10-Q and attributable to New Payoneer or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q. Except to the extent required by applicable law or regulation, New Payoneer undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Current Report on Form 10-Q or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

PAYONEER GLOBAL INC.

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2021

Page
Condensed consolidated financial statements (unaudited) in U.S. dollars:
Condensed consolidated balance sheets (Unaudited)	6
Condensed consolidated statements of loss (Unaudited)	7
Condensed consolidated statements of comprehensive loss (Unaudited)	8
Condensed consolidated statements of changes in redeemable preferred stock, redeemable convertible preferred stock and shareholders’ equity (deficit) (Unaudited)	9
Condensed consolidated statements of cash flows (Unaudited)	11
Notes to condensed consolidated financial statements (Unaudited)	13

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	June 30,	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$498,706	$102,988
Restricted cash	2,716	26,394
Customer funds	3,634,211	3,346,722
Accounts receivable, net	12,247	17,843
CA receivables, net	49,226	66,095
Other current assets	18,833	10,417
Total current assets	4,215,939	3,570,459
Non-current assets:
Property, equipment and software, net	11,318	12,694
Goodwill	22,031	22,541
Intangible assets, net	35,231	34,415
Restricted cash	5,017	5,199
Deferred taxes	3,340	3,684
Investment in associated company	6,846	6,858
Severance pay fund	2,047	1,624
ROU assets	15,747	—
Other assets	15,978	12,210
Total assets	$4,333,494	$3,669,684
Liabilities, redeemable preferred stock, redeemable convertible preferred stock and shareholders’ equity:
Current liabilities:
Trade payables	$16,892	$17,245
Outstanding operating balances	3,634,211	3,346,722
Current portion of long-term debt	—	13,500
Redeemable preferred stock liability	39,804	—
Other payables	81,428	63,455
Total current liabilities	3,772,335	3,440,922
Non-current liabilities:
Long-term debt	—	26,525
Warrant liability	59,625	—
Other long-term liabilities	19,751	12,403
Total liabilities	3,851,711	3,479,850
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock, $0.01 par value, 209,529,798 shares authorized; 209,529,798 shares issued and outstanding; aggregate liquidation preference of $213,484 at December 31, 2020.	—	154,800

Redeemable preferred stock, $0.01 par value, 3,500 shares authorized; 3,500 shares issued and outstanding; aggregate liquidation preference of $36,520 at December 31, 2020.	—	10,735

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at June 30, 2021.	—	—
Common stock, $0.01 par value, 3,800,000,000 and 320,115,953 shares authorized; 338,351,977 and 48,608,176 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	3,384	486
Additional paid-in capital	550,952	79,706
Accumulated other comprehensive income	3,436	4,174
Accumulated deficit	(75,989)	(60,067)
Total shareholders’ equity	481,783	24,299
Total liabilities redeemable convertible preferred stock, redeemable preferred stock and shareholders’ equity	$4,333,494	$3,669,684

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$110,927	$78,389	$211,533	$160,348

Transaction costs	28,521	23,782	48,676	48,575
Other operating expenses	32,010	19,643	58,624	39,495
Research and development expenses	18,541	11,150	35,194	21,724
Sales and marketing expenses	27,702	17,108	50,841	34,937
General and administrative expenses	18,163	8,307	28,680	16,133
Depreciation and amortization	4,351	4,130	9,028	8,296
Total operating expenses	129,288	84,120	231,043	169,160

Operating loss	(18,361)	(5,731)	(19,510)	(8,812)

Financial income (expense):
Gain from change in fair value of Warrants	12,076	—	12,076	—
Other financial income (expense), net	(2,937)	1,381	(3,559)	(422)
Financial income (expense), net	9,139	1,381	8,517	(422)

Loss before taxes on income	(9,222)	(4,350)	(10,993)	(9,234)

Taxes on income	3,197	2,227	4,928	4,800

Share in losses (gain) of associated company	(5)	83	1	105

Net loss	$(12,414)	$(6,660)	$(15,922)	$(14,139)

Per share data
Net loss per share attributable To common stockholders — basic and diluted	$(0.63)	$(0.22)	$(0.84)	$(0.47)

Weighted average common shares outstanding — basic and diluted	66,744,348	44,474,388	58,702,320	43,023,819

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net (loss)	$(12,414)	$(6,660)	$(15,922)	$(14,139)
Other comprehensive income (loss):
Foreign currency translation adjustments	451	607	(738)	549
Comprehensive (loss)	$(11,963)	$(6,053)	$(16,660)	$(13,590)

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

								Accumulated
	Redeemable convertible		Redeemable				Additional	other
	preferred stock		preferred stock		Common Stock		paid-in	comprehensive	Accumulated
	Shares	Amount	Share	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at April 1 , 2020	209,529,798	$154,800	—	—	43,638,780	$436	$48,368	$85	$(43,800)	$5,089
Exercise of options	—	—	—	—	1,260,873	13	59	—	—	72
Stock-based compensation	—	—	—	—	—	—	3,062	—	—	3,062
Other comprehensive income, net of tax	—	—	—	—	—	—	—	607	—	607
Net income	—	—	—	—	—	—	—	—	(6,660)	(6,660)
Balance at June 30, 2020	209,529,798	$154,800	—	—	44,899,653	$449	$51,489	$692	$(50,460)	$2,170

Balance at April 1 , 2021	209,529,798	$154,800	3,500	$10,735	49,697,982	$497	$84,532	$2,985	$(63,575)	$24,439
Reverse Recapitalization transaction	(209,529,798)	(154,800)	—	—	249,792,546	2,498	189,056	—	—	191,554
PIPE financing	—	—	—	—	30,000,000	300	279,885	—	—	280,185
Redemption of Redeemable Preferred Stock	—	—	(3,500)	(10,735)	—	—	(29,069)	—	—	(29,069)
Exercise of options	—	—	—	—	8,861,449	89	15,788	—	—	15,877
Stock-based compensation	—	—	—	—	—	—	10,760	—	—	10,760
Other comprehensive income, net of tax	—	—	—	—	—	—	—	451	—	451
Net loss	—	—	—	—	—	—	—	—	(12,414)	(12,414)
Balance at June 30, 2021	—	—	—	—	338,351,977	$3,384	$550,952	$3,436	$(75,989)	$481,783

The accompanying notes are an integral part of the consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

	Redeemable convertible		Redeemable					Accumulated
	preferred stock		preferred stock		Common Stock		Additional	other
							paid-in	comprehensive	Accumulated
	Shares	Amount	Share	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2020	209,529,798	$154,800	—	—	37,569,542	$376	$30,439	$143	$(36,321)	$(5,363)
Exercise of options	—	—	—	—	2,051,255	20	280	—	—	300
Stock-based compensation	—	—	—	—	—	—	5,280	—	—	5,280
Acquisition related issuance of common stock	—	—	—	—	5,278,856	53	15,490	—	—	15,543
Other comprehensive income, net of tax	—	—	—	—	—	—	—	549	—	549
Net income	—	—	—	—	—	—	—	—	(14,139)	(14,139)
Balance at June 30, 2020	209,529,798	$154,800	—	—	44,899,653	$449	$51,489	$692	$(50,460)	$2,170

Balance at January 1, 2021	209,529,798	$154,800	3,500	$10,735	48,608,176	$486	$79,706	$4,174	$(60,067)	$24,299
Reverse Recapitalization transaction	(209,529,798)	(154,800)	—	—	249,792,546	2,498	189,056	—	—	191,554
PIPE financing	—	—	—	—	30,000,000	300	279,885	—	—	280,185
Redemption of Redeemable Preferred Stock	—	—	(3,500)	(10,735)	—	—	(29,069)	—	—	(29,069)
Exercise of options	—	—	—	—	9,951,255	100	16,246	—	—	16,346
Stock-based compensation	—	—	—	—	—	—	15,128	—	—	15,128
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(738)		(738)
Net loss	—	—	—	—	—	—	—	—	(15,922)	(15,922)
Balance at June 30, 2021	—	—	—	—	338,351,977	$3,384	$550,952	$3,436	$(75,989)	$481,783

The accompanying notes are an integral part of the consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Six months ended
	June 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(15,922)	$(14,139)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,028	8,296
Deferred taxes	344	1,458
Stock-based compensation expenses	15,128	5,280
Share in losses of associated company	1	104
Gain from change in fair value of Warrants	(12,076)	—
Transaction costs allocated to Warrants	5,087
Foreign currency re-measurement gains	861	(97)
Changes in operating assets and liabilities, net of effects of businesses combination:
Other current assets	(8,311)	2,638
Trade payables	(468)	(5,583)
Deferred revenue	1,862	(6)
Accounts receivables	5,560	3,167
CA extended to customers	(189,927)	(97,660)
CA collected from customers	206,796	122,257
Other payables	1,407	(12,547)
Other long-term liabilities	(3,582)	310
Operating lease right-of-use assets	4,676	—
Other assets	(3,768)	(2,193)
Net cash provided by operating activities	16,696	11,285

Cash Flows from Investing Activities
Purchase of property, equipment and software	(2,044)	(3,240)
Capitalization of internal use software	(6,646)	(4,666)
Change in severance pay fund	(423)	145
Change in customer funds in transit	9,396	(15,082)
Acquisition of Optile, net of cash acquired	—	(15,482)
Net cash provided by (used in) investing activities	283	(38,325)

Cash Flows from Financing Activities
Exercise of options	16,346	300
Outstanding operating balances	287,486	238,271
Proceeds from Reverse Recapitalization, net	108,643	—
Proceeds from PIPE financing, net	280,185	—
Repayment of outstanding debt	(40,025)	—
Net cash provided by financing activities	652,635	238,571

Effect of exchange rate changes on cash and cash equivalents	(871)	97

Net change in cash, cash equivalents, restricted cash and customer funds	668,743	211,628
Cash, cash equivalents, restricted cash and customer funds at beginning of the period	3,413,289	1,796,517
Cash, cash equivalents, restricted cash and customer funds at end of the period	$4,082,032	$2,008,145

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) – (CONTINUED)

U.S. DOLLARS IN THOUSANDS

The below table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	As of June 30,
	2021	2020
Cash and cash equivalents	$498,706	$114,983
Restricted cash	7,733	13,496
Customer funds(1)	3,575,593	1,879,666
Total cash, cash equivalents, restricted cash and customer funds shown in the consolidated statements of cash flows	$4,082,032	$2,008,145

(1)Excludes $58,618 of customer funds in transit

Supplemental schedule about Reverse Recapitalization

Cash held by FTOC and cash related to FTOC trust, net of redemptions	$574,961
Less cash consideration paid to Legacy Payoneer Shareholders	398,201
Less cash paid associated with transaction costs allocated to Reverse Recapitalization	68,117
Reverse Recapitalization financing	108,643
Cash related to PIPE	300,000
Less cash paid associated with transaction costs allocated to PIPE	19,815
PIPE financing	280,185
Net contributions from Reverse Recapitalization and PIPE financing*	$388,828

*	During the period ended June 30, 2021, there was non-cash financing activity associated with the Reverse Recapitalization. This includes $154,800 related to the conversion of redeemable convertible preferred stock into Common Stock.

Supplemental schedule about Optile acquisition

Net fair value of assets acquired and liabilities assumed at the date of acquisition was as follows:

Working capital deficit, net (excluding cash and cash equivalents in the amount of $196)	$(29)
Property, plant and equipment	162
Goodwill	20,449
Identifiable intangible assets	17,805
Non-cash consideration	(22,905)
Total cash paid, net of cash acquired	$15,482

The accompanying notes are an integral part of the consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 1 – GENERAL OVERVIEW

Payoneer Global Inc. (together with its subsidiaries, “Payoneer” or the “Company”), incorporated in Delaware, empowers global commerce by connecting businesses, professionals, countries and currencies with its innovative cross-border payments platform. Payoneer enables businesses and professionals around the globe to reach new audiences while reducing the complexity involved in enabling overseas and cross-border trade, by facilitating seamless, cross-border payments. Payoneer offers its customers the flexibility to pay and get paid globally as easily as they do locally. The Company offers a suite of services that includes cross-border payments, physical and virtual Mastercard cards, working capital, risk management and other services. The fully-hosted service includes various payment options with minimal integration required, full back-office functions and customer support offered.

Payoneer is registered as a Money Service Business with the U.S. Treasury’s Financial Crimes Enforcement Network (FinCEN) and licensed as a Money Transmitter under the laws of all U.S. states where such license is necessary as well as in the District of Columbia and Puerto Rico. During 2012, the Company, through Payoneer (EU) Ltd., was granted an e-money license by the Gibraltar Financing Services Commission which enabled Payoneer (EU) Limited to issue prepaid cards and Payoneer accounts. Payoneer (EU) Limited issued prepaid cards and accounts balances and provided collection and global bank transfers services. In December 2020, the customers of Payoneer (EU) Limited were migrated to Payoneer Europe Ltd, discussed further below, and on April 30, 2021, Payoneer (EU) Limited ceased to provide services and surrendered its license as an electronic money institution. During 2015, the Company, through Payoneer Hong Kong Limited, was granted a Money Service Operator License in Hong Kong which enables the Company to offer payment solutions from Hong Kong. During 2016, the Company, through Payoneer Japan K.K, was registered as a Funds Transfer Service Provider in Japan. During 2018, the Company, through Payoneer Australia PTY Limited, was registered as a Financial Services Provider in Australia. During 2019, the Company, through Payoneer Europe Limited, was granted authorization to operate as an Electronic Money Institution from the Central Bank of Ireland and was authorized pursuant to EU passporting rules to provide payment services under its license in all countries in the European Economic Area. Payoneer Europe Limited also holds a license with Mastercard to issue cards and as of December 31, 2020, was the issuer of the majority of cards issued to Payoneer customers. In January 2021, Payoneer entered into an agreement with an existing card issuing partner in the United States that enables Payoneer to also provide its customers with access to commercial Mastercard cards issued through the card issuing partner to make online purchases of commercial goods and services. This new commercial card provides advantages such as higher acceptance rates.

The Company supports customers that come from more than 190 countries and territories and operates in a rapidly evolving regulatory environment characterized by a heightened regulatory focus on all aspects of the payments industry. Government regulations impact key aspects of the Company’s business. The Company is subject to regulations that affect the payments industry in the markets in which the Company operates.

On June 25, 2021 (the "Closing Date"), FTAC Olympus Acquisition Corporation (“FTOC”), consummated the previously announced merger pursuant to the Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated February 3, 2021, as amended, by and among FTOC, Payoneer Inc. (“Legacy Payoneer”), New Starship Parent Inc., a Delaware corporation (“New Starship”), Starship Merger Sub I Inc., a Delaware corporation and a direct, wholly owned subsidiary of New Starship (“First Merger Sub”), Starship Merger Sub II Inc., a Delaware corporation and a direct, wholly owned subsidiary of New Starship (“Second Merger Sub” and, together with First Merger Sub, the “Merger Subs”, and together with the Legacy Payoneer, FTOC, New Starship and the Merger Subs, the “Parties”). Pursuant to the terms of the Reorganization Agreement, a transaction between FTOC and Legacy Payoneer was effected through the merger of First Merger Sub with and into FTOC and the through a merger of Second Merger Sub with and into Legacy Payoneer (the "Reverse Recapitalization").

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 1 – GENERAL OVERVIEW (continued)

On the Closing Date, and in connection with the closing of the Reverse Recapitalization, New Starship became the combined company and changed its name to Payoneer Global Inc. (the "Company"). Legacy Payoneer was deemed the accounting acquirer in the Reverse Recapitalization based on an analysis of the criteria outlined in Accounting Standards Codification ("ASC") 805. This determination was primarily based on Legacy Payoneer's stockholders prior to the Reverse Recapitalization having a majority of the voting interests in the combined company, Legacy Payoneer's operations comprising the ongoing operations of the combined company, Legacy Payoneer's board of directors comprising a majority of the board of directors of the combined company, Legacy Payoneer's senior management comprising the senior management of the combined company and the assets and revenue of Legacy Payoneer were greater than those of FTOC. As FTOC does not meet the definition of a “business” for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy Payoneer issuing stock for the net assets of FTOC, accompanied by a recapitalization. The net assets of FTOC are stated at historical cost, with no goodwill or other intangible assets recorded.

While FTOC was the legal acquirer in the Reverse Recapitalization because Legacy Payoneer was deemed the accounting acquirer, the historical financial statements of Legacy Payoneer became the historical financial statements of the combined company upon the consummation of the Reverse Recapitalization. As a result, the financial statements included in this report reflect (i) the historical operating results of Legacy Payoneer prior to the Reverse Recapitalization; (ii) the combined results of the Company and Legacy Payoneer following the closing of the Reverse Recapitalization; (iii) the assets and liabilities of Legacy Payoneer at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In accordance with guidance applicable to these circumstances, the equity structure has been retroactively adjusted in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.01 par value per share issued to Legacy Payoneer's stockholders in connection with the Reverse Recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Payoneer redeemable convertible preferred stock and common stock prior to the Reverse Recapitalization have been retroactively restated as shares reflecting the exchange ratio established pursuant to the Reorganization Agreement. In conjunction with the Reverse Recapitalization, the Company’s Common Stock underwent a 1-for-1.88 conversion. Note that the consolidated financial statements give retroactive effect as though the conversion of the Company’s Common Stock occurred for all periods presented, without any change in the par value per share.

Shelter-in-place orders, social distancing measures and travel restrictions following the extraordinary spread of COVID-19 fundamentally shifted commerce and the way buyers and sellers transact, accelerating digitalization and e-commerce trends.

Starting in January 2020, COVID impacted Payoneer teams, customers, and supply chains in Greater China. Starting in March 2020, due to broader travel restrictions, global travel and tourism slowed, negatively impacting our travel customer base. Furthermore, the Federal Reserve cut interest rates to zero in mid-March, negatively impacting our interest income revenues, associated with underlying customer accounts. Despite the global travel slowdown and interest rate cuts, and wavering consumer confidence, the pandemic driven shift in buying patterns from brick and mortar to e-commerce, led to an acceleration of digital commerce that created tailwinds which further strengthened the Company’s role in the global economy.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a.    Principles of consolidation and basis of presentation:

The accompanying consolidated financial statements include the accounts of Payoneer Global Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Investments in an entity where we have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investee’s results of operations is shown within Share in losses of associated company on our condensed consolidated statements of income and our investment balance as an investment in associated company on our condensed consolidated balance sheets.

The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments and expect for the Reverse Recapitalization as described in Note 3), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2020 but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto of Legacy Payoneer and its subsidiaries.

b.    Accounting principles:

The consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (hereafter - U.S. GAAP).

c.    Use of estimates in the preparation of financial statements:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, share-based compensation, revenue recognition, valuation allowance on deferred taxes, contingencies, transaction loss provision and allowance for doubtful accounts on capital advances.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

d.    Capital Advance (CA) receivable, net:

The Company enters into transactions with pre-qualified sellers in which the Company purchases a designated amount of future receivables for an upfront cash purchase price.

During the six months ended June 30, 2021 and 2020, the Company has purchased and collected the following principal amounts associated with CAs:

CA receivable, gross, December 31, 2020	$67,682
CA extended to customers	193,971
Revenue earned in the period but not collected	899
Revenue collected in the period but not earned	(782)
CA collected from customers	(206,014)
Exchange rate adjustments	(404)
Charge-offs, net of recoveries	(354)
CA receivable, gross, June 30, 2021	$54,998
Allowance for CA losses, June 30, 2021	(5,772)
CA receivable, net, June 30, 2021	$49,226

CA receivable, gross, December 31, 2019	$60,636
CA extended to customers	98,024
Revenue earned in the period but not collected	437
Revenue collected in the period but not earned	(656)
CA collected from customers	(121,601)
Exchange rate adjustments	(322)
Charge-offs, net of recoveries	(510)
CA receivable, gross, June 30, 2020	$36,008
Allowance for CA losses, June 30, 2020	(869)
CA receivable, net, June 30, 2020	$35,139

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

d.    Capital Advance (CA) receivable, net (continued):

The outstanding gross balance at June 30, 2021 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
$54,998	51,497	1,437	1,034	113	917

The outstanding gross balance at December 31, 2020 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
$67,682	66,018	263	129	218	1,054

The following are current and overdue balances from above that are segregated into the timing of expected collections at June 30, 2021:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$54,998	3,501	14,606	22,654	12,514	1,723

The following are current and overdue balances from above that are segregated into the timing of expected collections at December 31, 2020:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$67,682	1,664	10,143	19,726	34,979	1,170

The Company has developed a risk-based methodology that is used to estimate potential CA portfolio losses based on historical loss data. In order to assess the risk, the Company develops loss estimates based on current and historical attributes of receivable balances, such as account payment status and percentage of receivables collections per day, length of time from advance to collection, average of losses over time, average balance outstanding by customer, and specific identifiers that might influence possible future losses.

As of June 30, 2021, the Company applied a range of loss rates to the CA portfolio of 2.8% to 4.1% for the allowance for CA losses. As of June 30, 2020, the Company applied a range of loss rates to the CA portfolio of 0.75% to 7.6%.

Below is a rollforward for the allowance for CA losses (“ALCAL”) for the six months ended June 30, 2021 and 2020:

ALCAL balance, December 31, 2020	$1,587
Provision for ALCAL	8,035
Recoveries for ALCAL	(3,441)
CA receivables charged off	(409)
ALCAL balance, June 30, 2021	$5,772

ALCAL balance, December 31, 2019	$900
Provision for ALCAL	3,837
Recoveries for ALCAL	(3,269)
CA receivables charged off	(599)
ALCAL balance, June 30, 2020	$869

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

e.    Revenue:

Entity-wide disclosure

We determine operating segments based on how our Chief Operating Decision Maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. Our CODM is our Chief Executive Officer, who reviews our operating results on a consolidated basis. We operate in one segment and have one reportable segment. Based on the information provided to and reviewed by our CODM, we believe that the nature, amount, timing, and uncertainty of our revenue and cash flows and how they are affected by economic factors are most appropriately depicted through our primary geographical markets.

The following table presents our revenue disaggregated by primary geographical market where revenues are attributable to the country in which the billing address of the customer is located.

	Three months ended,		Six months ended,
	June 30,		June 30,
	2021	2020	2021	2020
Primary geographical markets
Greater China(1)	$37,640	$30,486	$77,027	$56,438
United States	13,409	6,034	21,368	21,948
All other countries(2)	59,878	41,869	113,138	81,962
Total revenues	$110,927	$78,389	$211,533	$160,348
(1)	Greater China is inclusive of Mainland China, Hong Kong and Taiwan
(2)	No single country included in the other countries’ category generated more than 10% of total revenue

The Company did not have any customers during the three and six months ended June 30, 2021 and 2020 that individually contributed greater than 10% of revenue.

Disaggregation of revenue

The following table presents revenue recognized from contracts with customers as well as revenue from other sources, consisting primarily of interest income:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue recognized at a point in time	$107,425	$76,273	$204,768	$152,921
Revenue recognized over time	2,856	1,109	5,590	2,965
Revenue from contracts with customers	110,281	77,382	210,358	155,886
Revenue from other sources	646	1,007	1,175	4,462
Total revenues	$110,927	$78,389	$211,533	$160,348

Customer acquisition costs

The Company recognizes an asset for incremental costs to obtain a contract such as sales commissions and other customer incentives. The asset is amortized on a systematic basis over the expected customer relationship period, which is estimated to be 1.75 years and is consistent with the pattern of recognition of the associated revenue.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

e.    Revenue (continued):

The Company periodically reviews these deferred customer acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented. The following table represents a rollforward of deferred customer acquisition costs:

Opening balance as of January 1, 2021	$8,976
Additions to deferred customer acquisition costs	2,628
Amortization of deferred customer acquisition costs	(2,089)
Ending balance as of June 30, 2021	$9,515

f.    Leases:

The Company determines whether an arrangement is a lease for accounting purposes at contract inception. Operating leases are recorded as right-of-use (“ROU”) assets, which are included in right-of-use assets, and lease liabilities, which are included in other payable and other long-term liabilities on the consolidated balance sheets, respectively. As of June 30, 2021, the Company did not have any finance leases.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Our leases do not provide an implicit rate; we use an incremental borrowing rate for specific terms on a collateralized basis based on the information available on either the ASC 842 transition date or commencement date as applicable in determining the present value of lease payments.

The ROU asset calculation includes lease payments to be made and excludes lease incentives. The ROU asset and lease liability may include amounts attributed to options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. In certain instances the Company may have lease agreements with lease and non-lease components. In these instances the Company has elected to apply the practical expedient and account for the lease and non-lease components as a single lease component for all leases. In addition, the Company has elected the practical expedients related to lease classification and hindsight. The Company applies a single portfolio approach within certain lease classes to account for the ROU assets and lease liabilities.

g.    Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

g.    Warrant Liability (continued)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a derivative liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as gain or loss on the statements of operations. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the statement of operations as incurred.

h.   Deferred transaction costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financing activities, including the Reverse Recapitalization and the PIPE offering described within Note 3, as deferred costs until such financings are consummated. Upon consummation of the equity financing activity, these fees are recording in the stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the activity.

i.    Recently issued accounting pronouncements:

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company no longer meets the definition of EGC. The adoption dates referenced below reflect this election. The Company may become a large accelerated filer on the last day of its fiscal year 2021 and, should it happen, the company will no longer qualify as an EGC. The anticipated adoption dates of standards issued, but not yet adopted will be revised to reflect this change in status.

Financial Accounting Standards Board (“FASB”) standards adopted during 2021

In 2016, the FASB issued new accounting guidance related to accounting for leases, which will require lessees to recognize lease assets and lease liabilities on the balance sheet for the rights and obligations created by all leases with terms greater than 12 months. As we are not a lessor, other changes in the guidance applicable to lessors do not apply. Additionally, in 2018, the FASB issued codification and targeted improvements to this guidance effective for fiscal years and interim periods within those years beginning after December 15, 2021, with early adoption permitted. The Company has early adopted the new guidance on January 1, 2021, using a modified retrospective basis and applied the optional practical expedients related to the transition. The adoption resulted in an increase of approximately $19,280 for the right of use lease assets and $19,566 for lease liabilities associated with our operating leases upon adoption of which $8,636 was classified as short-term within Other payables and $10,930 was classified as long-term within Other long-term liabilities. In addition, the Company elected to apply the practical expedients related to reassessment of existing leases, utilization of hindsight in the determination of lease term and impairment of right-of-use assets, and did not to recognize right-of-use assets and lease liabilities arising from short-term leases.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

i.    Recently issued accounting pronouncements (continued):

In 2017, the FASB issued new guidance intended to better align the results of hedge accounting with an entity’s risk management activities. This guidance updates the designation and measurement guidance for qualifying hedging relationships by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. The amendments will also align the recognition and presentation of the effects of the hedge results in the financial statements to increase the understandability of the results of an entity’s intended hedging strategies. Additionally, the guidance includes certain targeted improvements to ease the operational burden of applying hedge accounting. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted the new guidance on January 1, 2021 and determined that the adoption of the new guidance did not have a material impact on its consolidated financial statements.

In 2018, the FASB issued new accounting guidance intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. Capitalized implementation costs should be amortized over the term of the hosting arrangement and recorded in the same financial statement line items as amounts for the hosting arrangement. The new guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. The Company adopted the new guidance on January 1, 2021 under the prospective adjustment for implementation costs and determined that the adoption of the new guidance did not have a material impact on its consolidated financial statements.

FASB Standards issued, but not adopted as of June 30, 2021

In 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments. Credit losses on loans, trade and other receivables, held-to-maturity debt securities and other instruments will reflect the Company’s current estimate of the expected credit losses (“CECL”). CECL requires loss estimates for the remaining estimated life of the financial instrument using historical experience, current conditions, and reasonable and supportable forecasts. Generally, the Company expects that CECL will result in the earlier recognition of allowances for losses compared to the current approach of estimating probable incurred losses. The guidance is effective for the Company at the beginning of 2023. The Company is currently evaluating the impact this guidance will have on the Company’s financial statements.

In 2020, the FASB issued amended guidance that provides transition relief for the accounting impact of reference rate reform. For a limited duration, this guidance provides optional expedients and exceptions for applying GAAP to certain contract modifications, hedging relationships, and other transactions that will be impacted by a reference rate expected to be discontinued due to reference rate reform. The amended guidance is effective through December 31, 2022. The Company does not expect reference rate reform to have a material impact on the Company’s financial statements.

In 2020, the FASB issued guidance simplifying the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. In addition to other changes, this standard amends ASC 470-20, “Debt with Conversion and Other Options,” by removing the accounting models for instruments with beneficial conversion features and cash conversion features. The standard also amends ASC 260, “Earnings Per Share” addressing the impacts of these instruments. The guidance is effective for the fiscal year beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on the Company’s financial statements.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 3 – REVERSE RECAPITALIZATION AND BUSINESS COMBINATION

Reverse Recapitalization

On the Closing Date, Legacy Payoneer and FTOC consummated the Reorganization in accordance with the Reorganization Agreement, with Legacy Payoneer and FTOC surviving the merger as wholly-owned subsidiaries of Payoneer Global Inc. Immediately prior to the closing of the Reverse Recapitalization, all shares of outstanding redeemable convertible preferred stock of Legacy Payoneer were converted into shares of Common Stock of New Payoneer. Upon the consummation of the Reverse Recapitalization, and in accordance with the terms and conditions of the Reorganization Agreement, (i) 85% of each issued and outstanding Legacy Payoneer common stock was converted into the right to receive shares of Common Stock of New Payoneer at a ratio of 1:1.88 (the “Exchange Ratio”), and (ii) 15% of each issued and outstanding Legacy Payoneer Common Stock was converted into the right to receive cash consideration at $18.82555 per share (the “Per Share Merger Consideration”). The total cash consideration paid to holders of Legacy Payoneer shares of common stock upon consummation of the Reverse Recapitalization was $398,201.

Upon the closing of the Reverse Recapitalization, the Payoneer Global Inc. certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 4,180,000,000 shares, of which 3,800,000,000 shares were designated Common Stock, $0.01 par value per share, and of which 380,000,000 shares were designated preferred stock, $0.01 par value per share.

In connection with the execution of the Reorganization Agreement, Payoneer Global Inc. entered into separate subscription agreements (each, a "Subscription Agreement") with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate of 30,000,000 shares of Common Stock (the "PIPE Shares"), for a purchase price of $10.00 per share and an aggregate purchase price of $300,000, in a private placement pursuant to the subscription agreements (the "PIPE"). The PIPE investment closed simultaneously with the consummation of the Reverse Recapitalization.

In addition, according to the Reorganization Agreement, Payoneer Global Inc. will issue up to an additional 30,000,000 shares (the “Earn-Out Shares”), (a) 50% of which will be issued if at any time during the first 30 months following the Closing Date, the closing trading price of the shares of Payoneer Global Inc. common stock will be greater than or equal to $15.00 over any 20 trading days within any 30 trading days period and (b) the remaining 50% of which will be issued if at any time during the first 60 months following the Closing Date, the closing trading price of the Payoneer Global Inc. shares of common stock will be greater than or equal to $17.00 over any 20 trading days within any 30 trading days period. The Company accounts for the right to receive Earn-Out Shares as an equity instrument as it meets the definition of an equity instrument and as it considers a free-standing instrument that is indexed to the Company’s own equity in accordance with ASC 815.

Additionally, prior to the Reverse Recapitalization, the Company approved and adopted a management bonus plan (the “Transaction Bonus Pool”), to be effective as of and conditioned upon the occurrence of the Reverse Recapitalization which provided for a pool consisting of 1,000,000 shares of the Company’s Common Stock, with such shares to be allocated by the Company to executives and management the Company. As of June 30, 2021, no shares had been issued related to the Transaction Bonus Pool.

Prior to the closing of the Reverse Recapitalization, Legacy Payoneer converted 209,529,798 shares of Legacy Payoneer's redeemable convertible preferred stock pursuant to the applicable preferred stock agreements. Note that the number of shares is after the 1:1.88 conversion, which took place after the Reverse Recapitalization transaction.

On the Closing Date, the existing warrant agreement governing the warrants that were exercisable for shares of FTOC’s Class A ordinary shares was amended to reflect that the warrants will be exercisable for shares of the Company’s Common Stock. As of the Closing Date, the total value of the liability associated with the warrants was $71,701 measured at fair value based on the quoted price and therefore is considered to be a level 1 measurement. The Company evaluated that the warrants met the definition of a liability and have been classified as such on the balance sheet in accordance with the accounting policy described within Note 2g.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 3 – REVERSE RECAPITALIZATION AND BUSINESS COMBINATION (continued)

The Company incurred $64,271 in costs directly related to the Reverse Recapitalization and the PIPE offering such as third-party legal, accounting services and other professional services. Upon consummation of the Reverse Recapitalization, these costs, which had been capitalized on the Company’s balance sheet were recorded as a reduction to additional paid in capital with the exception of $5,087, which were expensed as they represent the allocation of the transaction costs associated with the warrants. There were also deferred underwriting costs related to FTOC totalling $28,934 that were paid as part of the closing of the Reverse Recapitalization. Transaction costs were allocated to the warrants based on the fair value of the warrants out of the total consideration.

The number of shares of Common Stock issued immediately following the consummation of the Reverse Recapitalization were as follows:

Number of shares
Common Stock outstanding at April 1, 2021	49,697,982
Common stock issued through options exercises between April 1, 2021 and June 25, 2021(1)	8,854,131
Common Stock outstanding prior to the Reverse Recapitalization(2)	58,552,113
Conversion of Redeemable Convertible Preferred Stock(2)	209,529,798
Less: Legacy Payoneer Stock subject to cash out(2)	(36,818,547)
Common Stock attributable to FTOC conversion(3)	77,081,295
Shares attributable to Reverse Recapitalization	308,344,659
Common Stock attributable to PIPE	30,000,000
Total shares of Common Stock as of close of Reverse Recapitalization and PIPE transaction(1)	338,344,659
(1)	After the close of the transaction, but prior to the period end, the Company issued 7,318 shares through the exercise of options.
(2)	Existing Payoneer Shareholders — represents the number of Company shares issued to Legacy Payoneer stockholders, based on (i) 111,452,020 preferred shares; (ii) 31,143,179 outstanding common shares as of the Closing Date; and (iii) 1,562 RSUs vested at the Closing Date, the sum of which is reduced by 19,584,328 shares that were subject to the cash consideration, and multiplied by the Exchange Ratio of 1.88.
(3)	FTAC Olympus Acquisition Corp: based on outstanding shares, as of the Closing Date, of 59,611,310 FTOC Class A ordinary shares (following the redemption of 18,033,066 shares); 5,823,328 FTOC Class B ordinary shares which are not subject to restrictions; and 11,646,656 FTOC Class B ordinary share (the "Founder Shares") which are subject to restriction per section 1.2 of the Sponsor Share Surrender and Share Restriction Agreement. According to such restriction, holders of Founder Shares shall not Transfer, or permit the Transfer of, (a) a number equal to 50% of the Founder Shares, until such time that New Payoneer common stock closing trading price equals or is greater than $15.00 per share for any 20 trading days within any 30 trading days period; and (b) a number equal to 50% of the Founder Shares, until such time that the New Payoneer common stock closing trading price equals or is greater than $17.00 per share for any 20 trading days within any 30 trading days period.

Business Combination

Associated with the Optile acquisition consummated in 2020, there was a contingent consideration arrangement that was initially valued at $4,044, which was estimated by using the Black-Scholes model for each earn out period under the acquisition agreement. Key inputs and assumptions used in this were revenue milestones, expected term, volatility, the risk free rate, and dividend yield. These inputs are Level 3 assumptions that are updated each reporting period as the earn-out is recorded at fair value on a recurring basis. The Company revalued the contingent consideration arrangement as of the period end and determined the fair value to be $2,970. The fair value of the contingent consideration arrangement at the beginning of the period was $4,044 and the resulting benefit of $1,074 was an offset in general and administrative expenses.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 4 - OTHER CURRENT ASSETS

Composition of other current assets, grouped by major classifications, is as follows:

	June 30,	December 31,
	2021	2020
Prepaid expenses	$8,434	$5,980
Income receivable	6,132	97
Prepaid income taxes	8	2,094
Other	4,259	2,246
Total other current assets	$18,833	$10,417

NOTE 5 – PROPERTY, EQUIPMENT AND SOFTWARE, NET

Composition of property, equipment and software, grouped by major classifications, is as follows:

	June 30,	December 31,
	2021	2020
Computers, software and
peripheral equipment	$29,195	$27,322
Leasehold improvements	8,262	8,157
Furniture and office equipment	3,645	3,579
Property, equipment and software	41,102	39,058
Accumulated depreciation	(29,784)	(26,364)
Property, equipment and software, net	$11,318	$12,694

Depreciation expenses for the three months ended June 30, 2021 and 2020 were $1,682 and $1,741, respectively and $3,441 and $3,351 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents goodwill balances and adjustments to those balances during the six months ended June 30, 2021:

	December 31,	Goodwill	Translation	June 30,
	2020	Acquired	Adjustments	2021

Total goodwill	$22,541	—	(510)	22,031

Intangible assets, net

Composition of intangible assets, grouped by major classifications, is as follows:

	June 30,	December 31,
	2021	2020
Internal use software	$47,576	$40,663
Developed technology	15,911	16,178
Intangible assets	63,487	56,841
Accumulated amortization	(28,256)	(22,426)
Intangible assets, net	$35,231	$34,415

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS, NET (continued)

Amortization expense for the three months ended June 30, 2021 and 2020 were $2,669 and $2,389 respectively and $5,473 and $4,330 for the six months ended June 30, 2021 and 2020, respectively. During the six months ended 2021 and 2020 the Company recognized impairment of internal use software in the amount of $114 and $615, respectively, due to the abandonment of specific projects.

NOTE 7 – INVESTMENT IN ASSOCIATED COMPANY

In July 2019, the Company, through Payoneer Research and Development Ltd., entered into an agreement for the establishment of a Joint Venture company in the People’s Republic of China (“PRC”). The objective of the Joint Venture is to apply for a local payment service provider license in accordance with PRC laws. The Company’s share in the Joint Venture is 46%. Initial funds in the amount of $6,501 were contributed. The investment in the Joint Venture is presented as investment in associated companies in the Company's consolidated balance sheet as the Company does not have control over the Joint Venture.

NOTE 8 – LEASES

The Company enters into office facility and employee vehicle lease agreement. Many leases include one or more renewal or termination options. These options are not included in our determination of the lease term at commencement unless it is reasonably certain the Company will exercise the option. When we reach a decision to exercise a lease renewal or termination option, we recognize the associated impact to the ROU asset and lease liability.

The Company’s lease expense was as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Lease expense	$3,749	$3,745	$6,167	$6,061

The operating cash flows associated with operating leases for the six months ended June 30, 2021 was $4,676.Additional balance sheet information related to leases was as follows:

June 30, 2021
Operating lease right-of-use asset	$15,747

Operating leases within other payables	9,075
Operating leases within other long-term liabilities	6,991
Total operating leases	$16,066

ROU assets obtained in exchange for new lease liabilities during the six months ended June 30, 2021	$1,143

Weighted average lease term – operating leases	2 years
Weighted average discount rate – operating leases	1.27%

Operating lease amounts include minimum lease payments under our non-cancelable operating leases primarily for office facilities and employee vehicles. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 8 – LEASES (continued)

The Company leases its facilities under various operating lease agreements, which expire on various dates. The minimum lease commitments due as of the year ended under non-cancelable operating leases are as follows:

As of June 30, 2021
Remaining in 2021	$4,704
2022	8,228
2023	2,510
2024	720
2025 – thereafter	89
Total	16,251
Less present value discount	185
Lease liability	$16,066

As of December 31, 2020
2021	$10,160
2022	8,208
2023	2,678
2024	858
2025 - thereafter	108
Lease liability	$22,012

NOTE 9 – DEBT

On November 9, 2020, the Company entered into a revised Loan and Security Agreement (the “Revised Agreement”), which modified the original Agreement that was entered into on November 1, 2019. The Revised Agreement increased the amount that the Company can request as advances under a revolving line of credit to an aggregate principal amount to $85,000 from $60,000 with a maturity date of May 1, 2023. Each advance is subject to interest on the principal amount at a floating rate equal to the greater of 0.3% below the Prime Rate and 3.7%. The Revised Agreement also included that a $15,000 term loan advance would be granted to the Company upon execution of the Revised Agreement, which, after repayment, may not be reborrowed. On March 31, 2021, the Company entered into a second revised Loan and Security Agreement (the “Second Revised Agreement). This agreement decreased the amount that the Company can request as advanced under a revolving line of credit to an aggregate principal amount to $70,000 from $85,000. The Second Revised Agreement also changed the interest on the principal amount to 3.20% subject to certain equity milestone conditions. If these conditions are not met, the interest on the principal amount would remain 3.70%. The Company is subject to a termination fee equal to 1% of the revolving line if the revolving line is terminated prior to August 31, 2021. The revised terms of the lending agreement became effective April 1, 2021.

There was no outstanding balance related to the Second Revised Agreement as of June 30, 2021 as the Company repaid the outstanding balance in full. As of December 31, 2020, the outstanding balance was $40,025 out of which $13,500 was maturing in the next 12 months. As of December 31, 2020, the fair value of the debt approximates the book value due to the short time span between initiation and balance sheet date with the outstanding balance classified as Level 3 in the fair value leveling hierarchy as the inputs into the valuation are not observable.

The Second Revised Agreement and the Revised Agreement are subject to certain reporting and financial covenants of which the Company was in compliance of as of June 30, 2021 and December 31, 2020.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 10 - OTHER PAYABLES

Composition of other payables, grouped by major classifications, is as follows:

	June 30,	December 31,
	2021	2020
Employee related compensation	$41,441	$33,249
Accrued expenses	17,243	19,464
Commissions payable	9,579	8,326
Lease liability	9,075	—
Other	4,090	2,416
Total other payables	$81,428	$63,455

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company’s business is subject to various laws and regulations in the United States and other countries from where the Company operates. Any regulatory action, tax or legal challenge against the Company for noncompliance with any regulatory or legal requirement could result in significant fines, penalties, or other enforcement actions, increased costs of doing business through adverse judgment or settlement, reputational harm, the diversion of significant amounts of management time and operational resources, and could require changes in compliance requirements or limits on the Company’s ability to expand its product offerings, or otherwise harm or have a material adverse effect on the Company’s business.

In February 2016, the Company submitted a disclosure to the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) about certain payments to the Crimea region of Ukraine and other OFAC target countries, which has since been under OFAC’s review. OFAC and the Company have reached a final settlement offer for $1,400, which has been reserved for as of June 30, 2021.

On June 25, 2020, the German holding company of one of the Company’s card issuers in the United Kingdom (“UK Issuer”) and processing bank in Germany (“German Bank”) filed for insolvency protection after accusations of a significant fraud event. The Company had a relationship with the German Bank for several services, as well as with the UK Issuer an e-money institution regulated by the Financial Conduct Authority (FCA) in the United Kingdom which served as issuer of most of the prepaid Mastercard cards utilized by Company’s customers.

On July 3, 2020, the Company signed a security agreement with Mastercard, transferred and designated $50,000 as collateral to be utilized by Mastercard if the UK Issuer is in default on its payment obligations to settle with Mastercard. On July 15, 2020, by agreement with Mastercard, the Company reduced the collateral to $35,000. The likelihood of a Company payment associated with the collateral is assessed as remote. However, the maximum amount of exposure is $35,000. On August 20, 2020, the Company amended the security agreement with Mastercard and signed a portfolio transfer agreement with the UK Issuer. The amendment reduced the collateral to $24,000 and the portfolio transfer agreement set the terms for the termination of the card sponsorship agreement with the UK Issuer when the card portfolio is transferred to the Company’s licensed subsidiary in Ireland. On September 2, 2020, the card portfolio was migrated and the $24,000 was allocated as collateral for the migrated activity with the Company’s subsidiary. The $24,000 collateral was returned to the Company on June 25, 2021.

On September 9, 2020, the Company entered into an agreement with the UK Issuer, along with all other program managers of the UK Issuer, to participate in a solvent winddown of the UK Issuer in order to collect all remaining amounts owed from the UK Issuer. The Company no longer has a relationship with the UK Issuer and all applicable funds have been received by the Company.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued)

The Company received communications noting the termination of its remaining business with the German Bank and following discussions between Payoneer Europe and the German Bank it was agreed that certain account activities would be terminated in December 2020 and January 2021. Pursuant to a termination agreement entered into by Payoneer Europe and the German Bank it was agreed that the remainder of the virtual collection accounts under Payoneer Europe’s accounts with the German Bank would cease to be active at the end of May 2021. The termination agreement included a waiver of alleged breaches of contractual obligations that had been raised by the German Bank in a communication that preceded the agreement.

From time to time, the Company is involved in other disputes or regulatory inquiries that arise in the ordinary course of business. These may include suits by our customers (individually or as class actions) alleging, among other things, acting unfairly and/or not in conformity regarding pricing, rules or agreements, improper disclosure of our prices, rules, or policies or that our practices, prices, rules, policies, or customer agreements violate applicable law.

In addition to these types of disputes and regulatory inquiries, the operations of the Company are also subject to regulatory and/or legal review and/or challenges that tend to reflect the increasing global regulatory focus to which the industry in which the Company operates is subject and, when taken as a whole with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on the Company and may lead to increased costs and decreased transaction volume and revenue.

Any claims or regulatory actions against the Company, whether meritorious or not, could be time consuming, result in costly litigation, settlement payments, damage awards (including statutory damages for certain causes of action in certain jurisdictions), fines, penalties, injunctive relief, or increased costs of doing business through adverse judgment or settlement, require the Company to change our business practices, require significant amounts of management time, result in the diversion of operational resources, or otherwise harm the business.

NOTE 12 – PREFERRED STOCK AND WARRANTS

The Company is authorized to issue Common Stock and Preferred Stock. Prior to the Reverse Recapitalization, the Company was authorized to issue the following classes of stock: Common Stock, Redeemable Convertible Preferred Stock and Redeemable Preferred Stock. The deemed liquidation preference provisions of the Redeemable Convertible Preferred Stock and the Redeemable Preferred Stock were considered contingent redemption provisions that are not solely within the Company’s control. As such, prior to the Reverse Recapitalization, the associated balances were presented outside of permanent equity in the mezzanine section of the consolidated balance sheets.

As part of the Reverse Recapitalization transaction, as described within Note 3, the Redeemable Convertible Preferred Stock was converted 1-for-1 into Common Stock of the Company.

The Company decided that the Redeemable Preferred Stock was redeemable as of June 30, 2021. Based on this election, the Redeemable Preferred Stock was classified as a short-term liability and valued at $39,804, including interest. The Company redeemed the shares of Redeemable Preferred Stock on July 23, 2021.

The following tables present the Company’s authorized and outstanding Redeemable Convertible Preferred Stock and Redeemable Preferred Stock as of June 30, 2021 and December 31, 2020:

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 12 – PREFERRED STOCK AND WARRANTS (continued)

Redeemable Convertible Preferred Stock:

The Company had no outstanding Redeemable Convertible Preferred Stock as of June 30, 2021. Refer to Note 3 for further details related to the repurchase.

	December 31, 2020
			Carrying
	Shares	Shares Issued	Value, Net of	Liquidation
	Authorized	and Paid	issuance costs	Preference
Series A Preferred Stock of $0.01 par value	30,227,287	30,227,287	$385	$4,633
Series A‑1 Preferred Stock of $0.01 par value	8,079,187	8,079,187	638	1,476
Series B Preferred Stock of $0.01 par value	28,676,603	28,676,603	4,497	9,930
Series B‑1 Preferred Stock of $0.01 par value	3,925,214	3,925,214	492	1,115
Series C Preferred Stock of $0.01 par value	55,531,064	55,531,064	25,147	23,117
Series C‑1 Preferred Stock of $0.01 par value	5,640,000	5,640,000	—	1,936
Series C‑2 Preferred Stock of $0.01 par value	16,347,292	16,347,292	5,054	11,713
Series D Preferred Stock of $0.01 par value	34,979,167	34,979,167	30,739	46,245
Series E Preferred Stock of $0.01 par value	20,805,738	20,805,738	67,858	88,995
Series E‑1 Preferred Stock of $0.01 par value	5,318,246	5,318,246	19,990	24,324
Total	209,529,798	209,529,798	$154,800	$213,484

Redeemable Preferred Stock:

As discussed above, the Company had no outstanding Redeemable Preferred Stock within Mezzanine Equity as of June 30, 2021 as the balance had been reclassified to a short-term liability.

	December 31, 2020
		Shares
	Shares	Issued and	Carrying	Liquidation
	Authorized*	Paid*	Value	Preference
Series 1 Preferred Stock of $0.01 par value	3,500	3,500	$10,735	$36,520
*	Note that the Series 1 Redeemable Preferred Stock was not subject to the 1-for-1.88 conversion related to the Reverse Recapitalization described within Note 3 as the Series 1 Redeemable Preferred Stock remained with the Legacy Payoneer entity after the Reverse Recapitalization (and prior to the July 23, 2021 redemption described within this Note).

Warrants

As described within Note 3, the Company has warrants that are exercisable for shares of the Company’s common stock. Warrants may only be exercised for a whole number of shares at an exercise price of $11.50. These warrants expire five years from the closing of the Reverse Recapitalization. At June 30, 2021, there were 25,158,125 warrants outstanding with a corresponding liability valued at $71,701. The warrants are considered to be a Level 1 fair value measurement due to the observability of the inputs. Note that 723,333 Placement Warrants were forfeited at the close of the Reverse Recapitalization transaction.

The Company will not be obligated to deliver any Common Stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Common Stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue any Common Stock upon exercise of a warrant unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 12 – PREFERRED STOCK AND WARRANTS (continued)

Redemption of warrants when the price per share of Common Stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the warrants in whole and not in part, at a price of $0.01 per warrant, upon not less than 30 days’ prior written notice of redemption to each warrant holder and if, and only if, the closing price of the Company’s Common Stock equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the notice of redemption is given to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants for shares of Common Stock when the price per share of Common Stock equals or exceeds $10.00. Commencing ninety days after the warrants become exercisable, the Company may redeem the warrants in whole and not in part, at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Common Stock shares if, and only if, the closing price of the Common Stock equals or exceeds $10.00 per Public Share (as adjusted for share sub-divisions, share dividends, reorganizations, reclassifications, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders and if , and only if, there is an effective registration statement covering the issuance of Common Stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The following table presents the changes in the fair value of warrant liabilities:

Warrant
Liability
Initial measurement as of June 25, 2021	$71,701
Change in fair value	(12,076)
Fair value as of June 30, 2021	$59,625

NOTE 13 – STOCK-BASED COMPENSATION

Stock Options and RSUs

The following table summarizes the options to purchase shares of common stock activity under our equity incentive plans for the six months ended June 30, 2021:

Options
Outstanding at December 31, 2020	47,454,726
Granted	5,600,664
Exercised	(1,827,744)
Expired	—
Cash Exercise	(3,394,937)
Forfeited	(788,643)
Outstanding at June 30, 2021	47,044,066

The weighted average exercise price of the options granted during the six months ended June 30, 2021 was $2.53 per share.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 13 – STOCK-BASED COMPENSATION (Continued)

The following table summarizes the RSUs activity under the 2017 Plan as of June 30, 2021:

Units
Outstanding December 31, 2020	1,721,572
Awarded	1,493,561
Vested	(2,498)
Cash Exercise	(440)
Forfeited	(13,818)
Outstanding June 30, 2021	3,198,377

In the six months ended June 30, 2021, the Company granted options and RSUs that vest over a three and half or four-year period from the grant date. In addition, 1,493,561 of the RSUs granted in the six months ended June 30, 2021 are subject to continued service and liquidity-based conditions. The liquidity-based conditions include an initial public offering, merger, sale or partial liquidation event as defined in the Company’s incentive plan and RSU agreement. As of the close of the Reverse Recapitalization, the liquidity-based condition was satisfied and therefore the Company recognized an expenses of $5,416.

The Company records stock-based compensation expense for our equity incentive plans in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on our results of operations of recording stock-based compensation expense under the Company’s equity incentive plans were as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Other operating expenses	$2,427	$827	$3,626	$1,445
Research and development expenses	1,153	402	2,052	740
Sales and marketing expenses	3,539	572	4,579	994
General and administrative expenses	3,552	1,181	4,711	1,981
Total stock-based compensation	$10,671	$2,982	$14,968	$5,160

NOTE 14 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Bank and processor fees	$18,748	$15,475	$36,302	$33,681
Capital advance costs	5,194	184	5,781	839
Network fees	3,061	4,198	2,343	8,324
Chargebacks and operational losses	587	2,954	1,751	3,599
Card costs	406	671	800	1,464
Other	525	300	1,699	668
Total transaction costs	$28,521	$23,782	$48,676	$48,575

NOTE 15 - INCOME TAXES

The Company had an effective tax rate of 45% for the six months ended June 30, 2021 compared to effective tax rate of 52% for the six months ended June 30, 2020. The difference between the Company’s effective tax rate and the U.S. federal statutory rate was primarily the result of foreign income taxed at different rates.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 16 – NET LOSS PER SHARE

The Company computes net loss per share using the two-class method required for participating securities. The two-class method requires income available to ordinary shareholders for the period to be allocated between shares of Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers any issued and outstanding convertible preferred shares to be participating securities as the holders of the convertible preferred shares, as the case may be, would be entitled to dividends that would be distributed to the holders of ordinary shares, on a pro-rata basis assuming conversion of all convertible preferred shares into ordinary shares. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss for the periods presented was not allocated to the Company’s participating securities.

The Company’s basic net loss per share is calculated by dividing net loss attributable to ordinary shareholders by the weighted-average number of shares of ordinary shares outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of ordinary shares are anti-dilutive. The Earn-Out Shares, which were subject to the occurrence of certain conditions, were excluded from the diluted net loss per share calculation for the three and six-months periods ended June 30, 2021, because the Earn-Out Shares conditions were not met at the end of the reporting period.

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(12,414)	$(6,660)	$(15,922)	$(14,139)
Less dividends and revaluation attributable to redeemable and redeemable convertible preferred stock	29,611	2,990	33,632	5,904
Net loss attributable to common stockholders	$(42,025)	$(9,650)	$(49,554)	$(20,043)
Denominator:
Weighted average common shares outstanding — basic and diluted	66,744,348	44,474,388	58,702,320	43,023,819
Net loss per share attributable To common stockholders — basic and diluted	$(0.63)	$(0.22)	$(0.84)	$(0.47)

NOTE 16 – NET LOSS PER SHARE (continued)

The Company’s potentially dilutive securities, which include stock options, unvested RSUs, earn-out shares, preferred stock, warrants and deferred consideration have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on weighted average amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Options to purchase common stock	27,017,355	14,562,988	26,053,787	15,142,318
Redeemable convertible preferred stock (as converted to common stock)	197,889,251	209,529,797	203,709,524	209,529,797
Warrants	848,480	370,933	848,480	370,934
Total potentially dilutive securities	225,755,086	224,463,718	230,611,791	225,043,049

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 17 – RELATED PARTY TRANSACTIONS

In 2015 and 2016, the Company issued loans and executed lines of credit to Company executives in connection with shareholders’ equity issuances and related tax consequences.

(a)	The Company notes that the outstanding loan was repaid in February 2021 and therefore the balance as of June 30, 2021 was $0. The balance of the loan at December 31, 2020 was $353.
(b)	The Company notes that the line of credit balance was repaid in February 2021 and therefore the balance as of June 30, 2021 was $0. The amount outstanding at December 31, 2020 was $809.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, unless otherwise noted, “we”, “us”, “our”, “Payoneer”, and the “Company” refer to Payoneer Inc. for the periods prior to the Closing Date (as defined below) and to Payoneer Global Inc. for the period thereafter.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note on Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

As the world’s go-to partner for digital commerce, Payoneer democratizes access to financial services and drives growth for millions of businesses of all sizes around the world. With a single connection to Payoneer’s global payment and commerce-enabling platform, our customers can transact globally as easily as they do locally, empowering participation in the digital economy and driving growth for enterprises, marketplaces and SMBs worldwide.

Payoneer was founded in 2005 with the idea that technology and the internet were transforming commerce and making it possible for anyone, anywhere to build and grow a digital business. From the beginning, we recognized the importance of offering services to both sides of two-sided commerce networks: small businesses who would need help navigating the increasingly complex digital economy, and marketplaces who would need help supporting their increasingly distributed seller-base. Over the past 16 years, we have built a one-of-kind platform designed to serve the needs of digital businesses globally.

At the foundation of the Payoneer platform is a robust secured, regulated global payment infrastructure that simplifies the process for any business to pay and get paid globally as easily as it does locally. On top of this foundation, we continue to develop a comprehensive suite of products and services, providing sophisticated tools to help our customers grow.

Owing to the strength of our payment infrastructure and the breadth of our product offerings, Payoneer operates as both a provider of services to enterprises and marketplaces as well as an industry leading B2B payment provider, empowering all of our customers to transact internationally with ease. As a result, we have cultivated a meaningful brand in the global digital commerce ecosystem supporting millions of marketplaces, enterprises, and SMBs across more than 190 countries and 7,000+ unique trade corridors.

To monetize our offerings, we primarily generate revenues based on the volume of transactions processed through the Payoneer platform. Volume refers to the total dollar value of transactions successfully completed on or enabled by our platform, not including payment orchestration transactions. For a customer that both receives and later sends payments, we count the volume only once. Volume serves as a key metric for overall business activity, as growing volume, in particular cross-border volume, is the primary driver for our revenue growth. See “Key Metrics and Non-GAAP Financial Measures” for additional information.

To date, our customers have trusted the Payoneer platform to process $26.9 billion and $18.8 billion in volume during the six months ended June 30, 2021 and 2020, respectively, and $13.6 billion and $10.5 billion in volume during three months ended June 30, 2021 and 2020, respectively.

Looking forward, we intend to continue to invest actively to grow our global platform, expand product development, extend our regulatory footprint, further automate our operations, increase new customer growth and make more acquisitions to accelerate our ability to deliver more value to customers around the world.

Key Development and Trends

Reorganization

On June 25, 2021 (the “Closing Date”), we completed our previously announced reorganization (the “Reorganization”) with FTAC Olympus Acquisition Corp. (“FTOC”). In connection with the closing of the Reorganization, Payoneer Global Inc. became a publicly traded company and Payoneer Inc., now a subsidiary of Payoneer Global Inc., continued its existing business operations.

The Reorganization was accounted for on a reverse recapitalization basis for which Payoneer Global Inc. has been determined to be the accounting acquirer (the “Reverse Recapitalization”). Since the Reorganization was accounted for as a Reverse Recapitalization, no goodwill or other intangible assets were recorded, in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, FTOC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Payoneer Global Inc. issuing stock for the net assets of FTOC, accompanied by a recapitalization. The net assets of FTOC were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization will be those of Payoneer. See “Introductory Note” and Note 2 to our unaudited interim financial statement for additional information.

Impact of the COVID-19 Pandemic

Shelter-in-place orders, social distancing measures and travel restrictions following the extraordinary spread of COVID-19 fundamentally shifted commerce and the way buyers and sellers transact, accelerating digitalization and e-commerce trends.

Starting in January 2020, COVID impacted Payoneer teams, customers, and supply chains in Greater China. Starting in March 2020, due to broader travel restrictions, global travel and tourism slowed, negatively impacting our travel customer base. Furthermore, the Federal Reserve cut interest rates to zero in mid-March, negatively impacting our interest income revenues, associated with underlying customer accounts. Despite the global travel slowdown and interest rate cuts, and wavering consumer confidence, the pandemic driven shift in buying patterns from brick and mortar to e-commerce, led to an acceleration of digital commerce that created tailwinds which further strengthened our role in the global economy.

We will continue to evaluate the nature and extent of the potential impact of COVID-19 on our business, consolidated results of operations and liquidity.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods in our consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related footnotes included within this Quarterly Report on Form 10-Q.

	Three months ended			Six months ended
	June 30,		Increase/	June 30,		Increase/
	2021	2020	(Decrease)	2021	2020	(Decrease)

	(in thousands except percentages)
Revenues	$110,927	$78,389	42%	$211,533	$160,348	32%
Transaction costs	28,521	23,782	20%	48,676	48,575	0%
Other operating expenses	32,010	19,643	63%	58,624	39,495	48%
Research and development expenses	18,541	11,150	66%	35,194	21,724	62%
Sales and marketing expenses	27,702	17,108	62%	50,841	34,937	46%
General and administrative expenses	18,163	8,307	119%	28,680	16,133	78%
Depreciation and amortization	4,351	4,130	5%	9,028	8,296	9%
Total operating expenses	129,288	84,120	54%	231,043	169,160	37%
Operating loss	(18,361)	(5,731)	220%	(19,510)	(8,812)	121%
Financial expense:
Gain from change in fair value of Warrants	12,076	—	**	12,076	—	**
Other financial income (expense)	(2,937)	1,381	(313)%	(3,559)	(422)	743%
Financial expense, net	9,139	1,381	562%	8,517	(422)	**
Loss before taxes on income	(9,222)	(4,350)	112%	(10,993)	(9,234)	19%
Taxes on income	3,197	2,227	44%	4,928	4,800	3%
Share in losses (gain) of associated company	(5)	83	**	1	105	(99)%
Net loss	$(12,414)	$(6,660)	86%	$(15,922)	$(14,139)	13%

**Not meaningful

Revenues

Revenues were $110.9 million and $211.5 million for the three and six months ended June 30, 2021, an increase of $32.5 million and $51.2 million, or 42% and 32%, respectively, compared to the same period of prior year primarily driven by volume increases as we experienced continued growth in digital commerce stemming from the shift in consumer buying behavior towards e-commerce. In addition, revenue increased over the periods due to increases in our value-added products and services that are not influenced directly by volume increases.

Transaction costs

Transaction costs were $28.5 million for the three months ended June 30, 2021, an increase of $4.7 million, or 20%, compared to the same period of prior year due to increase of $1.0 million in payment network incentives earned by achieving certain volume-related milestones and an increase in provision for capital advance losses of $4.2 million, driven by specific advance with higher collection risk. Excluding these drivers, transaction costs increased by $1.5 million or 6% while volume increased by 29% during the three months ended June 30, 2021 as compared to the same period in prior year. Transaction costs grew at a lower rate than volume due to improved commercial terms, internal platform optimizations, and cost structure benefits from increased transaction volumes.

Transaction costs were $48.7 million for the six months ended June 30, 2021, an increase of $0.1 million, or 0.2%, compared to the same period of prior year due to an increase in payment network incentives of $5.3 million earned by achieving certain volume-related milestones and an increase in provision for capital advance losses of $4.1 million, driven by specific advance with higher collection risk. Excluding these drivers, transaction costs increased by $1.3 million or 3% while volume increased by 43% during the six months ended June 30, 2021 as compared to the same period in prior year. Transaction costs grew at a lower rate than volume due to improved commercial terms, internal platform optimizations, and cost structure benefits from increased transaction volumes.

Other operating expenses

Other operating expenses were $32.0 million and $58.6 million for the three and six months ended June 30, 2021, an increase of $12.4 million and $19.1 million, or 63% and 48%, respectively, compared to the same period of the prior year. The increases were driven by increases in employee compensation, benefits and other employee-related expenses mainly as a result of an increase in employee headcount. In addition, we experienced an increase in third-party contractor expenses and information technology expenses to support our growing volume and business requirements during the three and six months ended June 30, 2021 compared to the same period of the prior year.

Research and development expenses

Research and development expenses were $18.5 million and $35.2 million for the three and six months ended June 30, 2021, an increase of $7.4 million and $13.5 million, or 66% and 62%, respectively, compared to the same period of the prior year. The increases were driven by an increase in employee compensation, benefits and other employee-related expenses mainly as a result of an increase in the employee headcount. In addition, we experienced an increase in third-party contractor expenses and information technology expenses to support our growing volume and business requirements during the three and six months ended June 30, 2021 compared to the same period of the prior year.

Sales and marketing expenses

Sales and marketing expenses were $27.7 million and $50.8 million for the three and six months ended June 30, 2021, an increase of $10.6 million and $15.9 million, or 62% and 46%, respectively, compared to the same period of prior year. The increases were driven by an increase in employee compensation, benefits and other employee-related expenses mainly as a result of an increase in the employee headcount and an increase in third-party commissions which corresponds to our revenue growth.

General and administrative expenses

General and administrative expenses were $18.2 million and $28.7 million for the three and six months ended June 30, 2021, an increase of $9.9 million and $12.5 million, or 119% and 78%, respectively, compared to the same period in prior year. The increases were driven by an increase in compensation, benefits and other employee-related expenses mainly as a result of an increase in the employee headcount. In addition, the Company incurred transaction costs of $5.1 million related to the Reorganization.

Depreciation and amortization expenses

Depreciation and amortization were $4.4 million and $9.0 million for the three and six months ended June 30, 2021, an increase of $0.2 million and $0.7 million, or 5% and 9%, respectively, compared to the same period in prior year primarily driven by increase in amortization of internal use software costs. This increase was offset by a decrease in depreciation expenses and a decrease in impairment of internal use software during the three and six months ended June 30, 2021 compared to the same period in prior year.

Financial income and expense, net

Financial expense, net was $9.1 million and $8.5 million for the three and six months ended June 30, 2021, an increase of $7.8 million and $8.9 million, or 562% and 2118%, respectively, compared to the same period in prior year primarily driven by change in fair value of warrants of $12.1 million in addition to revaluation of foreign currency balances.

Income tax

Income tax expense was $3.2 million and $4.9 million for the three and six months ended June 30, 2021, an increase of $1.0 million and $0.1 million, or 44% and 3%, compared to the same period in prior year primarily driven by the result of taxes associated with our foreign subsidiaries.

Net loss

For a discussion regarding the Company’s net loss position please refer to the Liquidity and Capital Resources section below.

Liquidity and Capital Resources

The following discussion of our liquidity and capital resources is based on the financial information derived from our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Sources of Liquidity

As a result of the Merger, we raised gross proceeds of $874.5 million including the contribution of $574.5 million of cash held in FTOC’s trust account from its initial public offering, post redemption of FTOC’s Common Stock held by FTOC’s public stockholders prior to the Merger, and $300.0 million of private investment in public equity (“PIPE”) at $10.00 per share of Payoneer Global Inc.’s Common Stock.

In connection with the Company’s Loan and Security Agreement, the Company entered into the first amendment on November 9, 2020, whereby the Company can request advances under a revolving line of credit. The Company incurred an additional $15 million under a term loan, payable in 10 equal monthly instalments beginning in April 2021. On June 30, 2021, the Company paid the remainder of the term loan.

In addition, pursuant to the Company’s Loan and Security Agreement, the Company entered into a second amendment on March 31, 2021, whereby the Company can request advances under a revolving line of credit in an aggregate principal amount equal to $70 million. This amendment modified the line of credit from $85 million and the interest on the principal amount to 3.20%, subject to certain equity milestone conditions. If these conditions are not met, the interest remains at 3.70%. The revised terms of the agreement became effective April 1, 2021. The aforementioned agreement includes reporting, financial covenants and certain restrictive covenants that, subject to certain exceptions, limit the Company’s ability to sell assets, incur additional indebtedness, make certain investments and other distributions, engage in certain transactions with affiliates, change the nature of our business and place liens on our or our subsidiaries’ assets. As of December 31, 2020, and June 30, 2021, the Company was in compliance with these covenants.

As of June 30, 2021, we had $498.8 million of cash and cash equivalents and did not have any outstanding borrowings under our revolving line of credit.

In addition, on July 22, 2020, we issued 3,500 shares of our Series 1 Senior Preferred Stock, a warrant to purchase up to 1,477,094 shares of common stock at an exercise price of $10.21 per share, and a warrant to purchase up to 2,954,188 shares of common stock at an exercise price of $0.01 per share for gross proceeds before issuance costs of $35 million. All warrants were exercised for shares of Payoneer Inc. common stock prior to the Reorganization. On July 23, 2021, we completed a full redemption of all outstanding shares of our Series 1 Senior Preferred Stock for approximately $39.8 million.

We believe our existing cash and cash equivalents and cash flows from operating activities will be sufficient to meet our operating working capital and capital expenditure requirements for at least the next twelve months. Our future financing requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform and the expansion of sales and marketing activities. Although we currently are not a party to any legally binding agreement and do not have any commitment with any third-parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. In addition, growth in our Working Capital offering portfolio increases our liquidity needs, and any failure to meet those liquidity needs could adversely affect our business. We continue to evaluate partnerships and third-party sources of funding for our Working Capital offering portfolio. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

The following table presents a summary of cash flows from operating, investing, and financing activities for the following comparative periods.

	Six months ended June 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$16,696	$11,285
Net cash provided by (used) in investing activities	283	(38,325)
Net cash provided by financing activities	652,635	238,571
Effect of exchange rate changes on cash and cash equivalents	(871)	97
Change in cash	$668,743	$211,628

Operating Activities

Net cash provided by operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

The Company’s net loss for the six months ended June 30, 20211 was $1515.9 million after considering non-cash charges primarily consisting of $15.1 million in share-based compensation and $9.0 in depreciation and amortization expenses and $12.1 million in warranty liability revaluation as well as other non-cash items.

Net cash used in operating activities was $16.7 million for the six months ended June 30, 2021, an increase of $5.4 million, compared to cash provided by operating activities of $11.3 million for the six months ended June 30, 2020. This was driven primarily by a decrease in outstanding Capital Advances from our Working Capital offering of approximately $16.9 million on a net basis ($206.8 million cash inflow from collection of CA advances net of $189.9 million cash outflow from CA extended to customers) during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This was partially offset by fluctuations in current asset and liability balances particularly within accounts receivable and other payables due to the timing of payments as well as other immaterial uses of cash.

Investing Activities

Net cash provided by investing activities was $0.3 million for the six months ended June 30, 2021, an increase of $38.3 million, or 100%, compared to net cash used in investing activities for the six months ended June 30, 2020. This was predominantly related to $15.5 million used for the acquisition of Optile, net of cash acquired, in 2020, with no comparable activity during the six months ended June 30, 2021.

Financing Activities

Net cash provided by financing activities was $652.6 million for the six months ended June 30, 2021, an increase of $414.1 million, or 174%, compared to $238.6 million for the six months ended June 30, 2020. This predominantly relates to funds associated with the Reverse Recapitalization and PIPE transaction, which totaled $393.99 million as well as an increase associated with customer balances during the period ending June 30, 2021 of $287.5 million. This was offset by repayment of debt of approximately $40 million during the six months ended June 30, 2021.

Key Metrics and Non-GAAP Financial Measures

Our management uses a variety of financial and operating metrics to evaluate our business, analyze our performance, and make strategic decisions. We believe these metrics and non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as management. However, these measures are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for financial measures that have been calculated in accordance with GAAP. We primarily review the following key performance indicators and non-GAAP measures when assessing our performance:

Volume

Volume refers to the value of payments successfully completed or enabled by our platform, not including orchestration transactions. Volume serves as a key metric for overall business activity, as growing volume is the primary driver for our revenue growth.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in millions)
Volume	$13,579	$10,513	$26,920	$18,813

Volume grew 29% and 43% for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 driven by a combination of customer acquisition, new marketplace partnerships, and overall growth in digital commerce.

Revenue

The Company generates revenues mainly from transaction fees, which are generally driven by transaction volumes. Transaction fee revenue principally consists of fees for withdrawals and usage. We believe that Revenue demonstrates our ability to monetize on volumes. Our revenues can be impacted by the following:

(i)	Mix in customer size, products, and services;
(ii)	Mix between domestic and cross-border transactions;
(iii)	Geographic region or country in which a transaction occurs; and
(iv)	Pricing and other market conditions.

Management closely monitors volume and revenue to ensure that we continue to grow funds and business activity that enters the platform, expanding overall scale and reach of business.

Adjusted EBITDA

In addition to our financial results determined in accordance with GAAP, we believe Adjusted EBITDA, as a non-GAAP measure, is useful in evaluating our operating performance. We use Adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial measure, when taken together with the corresponding GAAP financial measures, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Adjusted EBITDA is helpful to our investors as it is a metric used by management in assessing our operating performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measure as a tool for comparison. A reconciliation is provided below for our non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measure and the reconciliation of this non-GAAP financial measure to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Net loss	$(12,414)	$(6,660)	$(15,922)	$(14,139)
Depreciation & amortization	4,351	4,130	9,028	8,296
Taxes on income	3,197	2,227	4,928	4,800
Other financial expenses (income), net	2,937	(1,381)	3,559	422
EBITDA	(1,929)	(1,684)	1,593	(621)
Stock based compensation expenses(1)	10,671	2,982	14,968	5,160
Reorganization related expenses(2)	5,087	—	5,087	—
Share in losses (gain) of associated company	(5)	83	1	105
M&A related expenses(3)	(1,074)	—	(1,074)	—
Gain from change in fair value of Warrants(4)	(12,076)	—	(12,076)	—
Adjusted EBITDA	$674	$1,381	$8,499	$4,644

(1) Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.

(2) Represents the non-recurring reorganizational costs that were not recorded as a reduction of additional paid in capital. The amounts relate to legal and professional services associated with the Reorganization.

(3) Represents non-recurring fair value adjustment of a liability related to our 2020 acquisition of Optile.

(4) Changes in the estimated fair value of the warrants are recognized as gain or loss on the statements of operations. The impact is removed from EBITDA as it represents market conditions that are not in control of the Company.

Off Balance Sheet Obligations

As of the balance sheet date of June 30, 2021, the Company has not engaged in any off-balance sheet arrangements, as defined by Regulation S-K, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, results of operations or cash flows.

Critical Accounting Policies and Estimates

For more information, see “Payoneer Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s registration statement on Form S-1 (the “Registration Statement”).

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, result of operations or cash flows is disclosed in Note 2 to our unaudited interim financial statement included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and globally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

Our cash and cash equivalents as of June 30, 2021, were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments Additionally, we have the ability to hold these instruments until maturity, if necessary, to reduce our risk.

Any future borrowings incurred under our credit facility are not impacted by changes in interest rates as interest is accrued based on fixed rates.

Foreign Currency Risk

Most of our revenue is earned in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our foreign currency exposure includes currencies of the countries in which our operations are located as well as currencies in which the platform services ours customers and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Australian Dollar, Canadian Dollar, Japanese Yen, Vietnamese Dong, Swiss Franc, New Zealand Dollar, Chinese Yuan, Norwegian Krone, Singapore Dollar, New Israeli Shekel, Philippine Peso and Hong Kong Dollar. Fluctuations in foreign currency exchange rates may cause us to recognize gains and losses in our statement of operations. A hypothetical 10% increase or decrease in current exchange rates could have a material impact on our financial results.

JOBS Act

We are an emerging growth company under the JOBS Act. The JOBS Act provides that an emerging growth company can delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company may become a large accelerated filer on the last day of its fiscal year 2021 and will no longer qualify as an EGC.

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of FTOC’s initial public offering or until Payoneer Global Inc. is no longer an “emerging growth company,” whichever is earlier.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are a party to various litigation matters incidental to the conduct of our business. Refer to Note 11 (Commitment and Contingencies) to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

For more information on risks related to litigation, see the section titled “Risk Factors — General Risks Related to Payoneer — From time to time we are subject to various legal proceedings which could adversely affect our business, financial condition or results of operations” in our Registration Statement.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Registration Statement. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A total of 7,318 options to purchase common stock of the Company were exercised pursuant to our equity incentive plans, at exercise prices ranging from $1.41 to $3.07 per share, between the closing date of the Recorganization and June 30, 2021.

The offers, sales and issuances of the securities described in the preceding paragraph were deemed to be exempt from registration either under Rule 701 promulgated under the Securities Act, or Rule 701, in that the transactions were under compensatory benefit plans and contracts relating to compensation, or under Section 4(a)(2) of the Securities Act in that the transactions were between an issuer and its employees and did not involve any public offering within the meaning of Section 4(a)(2). The recipients of such securities were our employees, directors or consultants and received the securities under our equity incentive plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Reorganization (included as Annex A to the Proxy Statement/Prospectus filed with the SEC on June 1, 2021 (Registration No.: 333-253142)).
2.2	Amendment to Agreement and Plan of Reorganization (included as Annex A-1 to the Proxy Statement/Prospectus filed with the SEC on June 1, 2021 (Registration No.: 333-253142)).
2.3	Amendment No. 2 to Agreement and Plan of Reorganization (included as Annex A-2 to the Proxy Statement/Prospectus filed with the SEC on June 1, 2021 (Registration No.: 333-253142)).
2.4	Amendment No. 3 to Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to FTAC Olympus Acquisition Corp. Form 8-K filed on June 23, 2021).
3.1	Amended and Restated Certificate of Incorporation of New Payoneer (included as Exhibit 3.1 to the Form 8-K filed with the SEC on July 1, 2021).
3.2	Bylaws for New Payoneer. (included as Exhibit 3.2 to the Form 8-K filed with the SEC on July 1, 2021).
4.1	Specimen Common Stock Certificate of New Payoneer (incorporated by reference to Exhibit 4.1 to New Payoneer’s Form S-4 filed with the SEC on May 25, 2021).
4.2	Specimen Warrant Certificate of New Payoneer (incorporated by reference to Exhibit 4.2 to New Payoneer’s Form S-4 filed with the SEC on May 25, 2021).
4.3

Assignment, Assumption and Amendment Agreement, dated as of June 25, 2021, among FTAC Olympus Acquisition Corp., Payoneer Global, Inc. and Continental Stock Transfer & Trust Company (included as Exhibit 4.3 to the Form 8-K filed with the SEC on July 1, 2021).

4.4

Warrant Agreement, dated August 25, 2020, between Continental Stock Transfer & Trust Company and FTAC Olympus Acquisition Corp. (incorporated by reference to Exhibit 4.1 to FTAC Olympus Acquisition Cop. Form 8-K filed on August 28, 2020).

10.1	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 to FTAC Olympus Acquisition Corp. Form 8-K filed on February 3, 2021).
10.2

Form of Voting Agreement, by and among FTAC Olympus Acquisition Corp., Payoneer Inc., and other persons thereto (incorporated by reference to Exhibit 10.2 to FTAC Olympus Acquisition Corp. Form 8-K filed on February 3, 2021).

10.3	Sponsor Share Surrender and Share Restriction Agreement (incorporated by reference to Exhibit 10.3 to FTAC Olympus Acquisition Corp. Form 8-K filed on February 3, 2021).
10.4	Support Agreement (incorporated by reference to Exhibit 10.4 to FTAC Olympus Acquisition Corp. Form 8-K filed on February 3, 2021).
10.5	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.5 to FTAC Olympus Acquisition Corp. Form 8-K filed on February 3, 2021).
10.6	New Payoneer 2021 Employee Stock Purchase Plan (included as Exhibit 10.6 to the Form 8-K filed with the SEC on July 1, 2021).
10.7	New Payoneer 2021 Omnibus Incentive Plan (included as Exhibit 10.7 to the Form 8-K filed with the SEC on July 1, 2021).
10.8	Form of Indemnification Agreement (included as Exhibit 10.8 to the Form 8-K filed with the SEC on July 1, 2021).
10.9	A&R Registration Rights Agreement (included as Exhibit 10.9 to the Form 8-K filed with the SEC on July 1, 2021).
10.10	A&R Employment Agreement with Scott Galit (included as Exhibit 10.10 to the Form 8-K filed with the SEC on July 1, 2021).
10.11	Employment Agreement with Michael Levine (included as Exhibit 10.11 to the Form 8-K filed with the SEC on July 1, 2021).
10.12	Employment Agreement with Charles Rosenblatt, as amended (included as Exhibit 10.12 to the Form 8-K filed with the SEC on July 1, 2021).
21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 8-K filed with the SEC on July 1, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*	Filed herewith.
**	Furnished herewith.
†

Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYONEER GLOBAL INC.

(Registrant)
By:	/s/ Scott Galit
Scott Galit
Chief Executive Officer
(Principle Executive Officer)

By:	/s/ Michael Levine
Michael Levine
Chief Financial Officer
(Principle Financial Officer)

Date: August 11th, 2021