Form 10-Q
period 2021-09-30
Payoneer Global Inc.
filed 2021-11-10
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
N/A
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

Yes ☒ No ☐

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

Yes ☐ No ☒

As of September 30, 2021, the registrant had 339,007,751 shares of common stock outstanding.

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

References to the Reorganization Agreement shall mean that certain Agreement and Plan of Reorganization (as amended on February 16, 2021, May 10, 2021 and June 22, 2021, the “Reorganization Agreement”), by and among FTOC, ParentCo, Starship Merger Sub I Inc., a Delaware corporation and wholly owned subsidiary of ParentCo, Starship Merger Sub II Inc., a Delaware corporation and wholly owned subsidiary of ParentCo, and Payoneer Inc.

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

Payoneer Global Inc.

Form 10-Q

For the Quarter Ended September 30, 2021

Page

PART I. FINANCIAL INFORMATION	5

Item 1. Financial Statements (Unaudited)	5
Condensed consolidated balance sheets (Unaudited)	6
Condensed consolidated statements of income (loss) (Unaudited)	7
Condensed consolidated statements of comprehensive income (loss) (Unaudited)	8
Condensed consolidated statements of changes in redeemable preferred stock, redeemable convertible preferred stock and shareholders’ equity (deficit) (Unaudited)	9
Condensed consolidated statements of cash flows (Unaudited)	11
Notes to the condensed consolidated financial statements (Unaudited)	13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	42

PART II - OTHER INFORMATION	43

Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults upon Senior Securities	43
Item 4. Mine Safety Disclosures	43
Item 5. Other Information	43
Item 6. Exhibits	44

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

The forward-looking statements are based on the current expectations of Payoneer’s management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” discussed and identified in public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by Payoneer, and the following:

●	the expected benefits of the Reorganization;
●	our financial performance following the Reorganization;
●	the impact of the COVID-19 pandemic on our business and the actions we may take in response thereto;
●	the effect of legal, tax and regulatory changes; and
●	the outcome of any known and unknown litigation and regulatory proceedings.

Should one or more of these risks or uncertainties materialize or should any of the assumptions made by the management of Payoneer prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

All subsequent written and oral forward-looking statements concerning the Reorganization or other matters addressed in this Quarterly Report on Form 10-Q and attributable to Payoneer or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q. Except to the extent required by applicable law or regulation, Payoneer undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Current Report on Form 10-Q or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

PAYONEER GLOBAL INC.

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2021

Page
Condensed consolidated financial statements (unaudited) in U.S. dollars:
Condensed consolidated balance sheets (Unaudited)	6
Condensed consolidated statements of income (loss) (Unaudited)	7
Condensed consolidated statements of comprehensive income (loss) (Unaudited)	8
Condensed consolidated statements of changes in redeemable preferred stock, redeemable convertible preferred stock and shareholders’ equity (deficit) (Unaudited)	9
Condensed consolidated statements of cash flows (Unaudited)	11
Notes to condensed consolidated financial statements (Unaudited)	13

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	September 30,	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$448,955	$102,988
Restricted cash	2,840	26,394
Customer funds	3,706,937	3,346,722
Accounts receivable, net	12,541	17,843
CA receivables, net	47,298	66,095
Other current assets	27,908	10,417
Total current assets	4,246,479	3,570,459
Non-current assets:
Property, equipment and software, net	11,086	12,694
Goodwill	21,523	22,541
Intangible assets, net	35,338	34,415
Restricted cash	4,955	5,199
Deferred taxes	3,859	3,684
Investment in associated company	6,941	6,858
Severance pay fund	2,069	1,624
ROU assets	14,960	—
Other assets	12,994	12,210
Total assets	$4,360,204	$3,669,684
Liabilities, redeemable preferred stock, redeemable convertible preferred stock and shareholders’ equity:
Current liabilities:
Trade payables	$16,919	$17,245
Outstanding operating balances	3,706,937	3,346,722
Current portion of long-term debt	—	13,500
Other payables	77,141	63,455
Total current liabilities	3,800,997	3,440,922
Non-current liabilities:
Long-term debt	—	26,525
Warrant liability	48,304	—
Other long-term liabilities	18,979	12,403
Total liabilities	3,868,280	3,479,850
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock, $0.01 par value, 209,529,798 shares authorized; 209,529,798 shares issued and outstanding; aggregate liquidation preference of $213,484 at December 31, 2020.	—	154,800

Redeemable preferred stock, $0.01 par value, 3,500 shares authorized; 3,500 shares issued and outstanding; aggregate liquidation preference of $36,520 at December 31, 2020.	—	10,735

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at September 30, 2021.	—	—
Common stock, $0.01 par value, 3,800,000,000 and 320,115,953 shares authorized; 339,007,751 and 48,608,176 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	3,390	486
Additional paid-in capital	560,905	79,706
Accumulated other comprehensive income	2,781	4,174
Accumulated deficit	(75,152)	(60,067)
Total shareholders’ equity	491,924	24,299
Total liabilities redeemable convertible preferred stock, redeemable preferred stock and shareholders’ equity	$4,360,204	$3,669,684

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$122,651	$90,537	$334,184	$250,885

Transaction costs	24,670	24,516	73,346	73,091
Other operating expenses	34,402	18,247	93,026	57,742
Research and development expenses	20,104	13,211	55,298	34,935
Sales and marketing expenses	29,589	18,870	80,430	53,807
General and administrative expenses	15,957	10,486	44,637	26,619
Depreciation and amortization	4,435	4,266	13,463	12,562
Total operating expenses	129,157	89,596	360,200	258,756

Operating income (loss)	(6,506)	941	(26,016)	(7,871)

Financial income (expense):
Gain from change in fair value of Warrants	11,321	—	23,397	—
Other financial income (expense), net	(3,306)	2,602	(6,865)	2,180
Financial income, net	8,015	2,602	16,532	2,180

Income (loss) before taxes on income	1,509	3,543	(9,484)	(5,691)

Taxes on income	662	1,931	5,590	6,731

Share in losses of associated company	10	4	11	109

Net income (loss)	$837	$1,608	$(15,085)	$(12,531)

Per share data
Net income (loss) per share attributable to common stockholders — Basic earnings (loss) per share	$0.00	$(0.05)	$(0.31)	$(0.50)
Diluted earnings (loss) per share	$0.00	$(0.05)	$(0.31)	$(0.50)

Weighted average common shares outstanding — Basic	339,715,405	50,934,295	156,915,380	45,055,131
Diluted	374,395,385	50,934,295	156,915,380	45,055,131

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$837	$1,608	$(15,085)	$(12,531)
Other comprehensive income (loss):
Foreign currency translation adjustments	(655)	1,804	(1,393)	2,353
Comprehensive income (loss)	$182	$3,412	$(16,478)	$(10,178)

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

								Accumulated
	Redeemable convertible		Redeemable				Additional	other
	preferred stock		preferred stock		Common Stock		paid-in	comprehensive	Accumulated
	Shares	Amount	Share	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at July 1, 2020	209,529,798	$154,800	—	$—	44,899,653	$449	$51,489	$692	$(50,460)	$2,170
Issuance of redeemable preferred stock and warrants	—	—	3,500	10,735	—	—	21,911	—	—	21,911
Exercise of options	—	—	—	—	572,939	6	267	—	—	273
Stock-based compensation	—	—	—	—	—	—	3,051	—	—	3,051
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,804	—	1,804
Net income	—	—	—	—	—	—	—	—	1,608	1,608
Balance at September 30, 2020	209,529,798	$154,800	3,500	$10,735	45,472,592	$455	$76,718	$2,496	$(48,852)	$30,817

Balance at July 1, 2021	—	—	—	—	338,351,977	3,384	550,952	3,436	(75,989)	481,783
Exercise of options	—	—	—	—	436,976	4	1,320	—	—	1,324
Stock-based compensation	—	—	—	—	—	—	8,635	—	—	8,635
Deferred consideration related to acquisition of Optile	—	—	—	—	218,798	2	(2)	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(655)	—	(655)
Net income	—	—	—	—	—	—	—	—	837	837
Balance at September 30, 2021	—	—	—	—	339,007,751	3,390	560,905	2,781	(75,152)	491,924

The accompanying notes are an integral part of the consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

	Redeemable convertible		Redeemable					Accumulated
	preferred stock		preferred stock		Common Stock		Additional	other
							paid-in	comprehensive	Accumulated
	Shares	Amount	Share	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2020	209,529,798	$154,800	—	$—	37,569,542	376	30,439	143	(36,321)	(5,363)
Issuance of redeemable preferred stock and warrants	—	—	3,500	10,735	—	—	21,911	—	—	21,911
Exercise of options	—	—	—	—	2,624,194	26	547	—	—	573
Stock-based compensation	—	—	—	—	—	—	8,331	—	—	8,331
Acquisition related issuance of common stock	—	—	—	—	5,278,856	53	15,490	—	—	15,543
Other comprehensive income, net of tax	—	—	—	—	—	—	—	2,353	—	2,353
Net loss	—	—	—	—	—	—	—	—	(12,531)	(12,531)
Balance at September 30, 2020	209,529,798	$154,800	3,500	$10,735	45,472,592	$455	$76,718	$2,496	$(48,852)	$30,817

Balance at January 1, 2021	209,529,798	$154,800	3,500	$10,735	48,608,176	$486	$79,706	$4,174	$(60,067)	$24,299
Reverse Recapitalization transaction	(209,529,798)	(154,800)	—	—	249,792,546	2,498	189,056	—	—	191,554
PIPE financing	—	—	—	—	30,000,000	300	279,885	—	—	280,185
Redemption of Redeemable Preferred Stock	—	—	(3,500)	(10,735)	—	—	(29,069)	—	—	(29,069)
Exercise of options	—	—	—	—	10,388,231	104	17,566	—	—	17,670
Stock-based compensation	—	—	—	—	—	—	23,763	—	—	23,763
Deferred consideration related to acquisition of Optile	—	—	—	—	218,798	2	(2)	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,393)	—	(1,393)
Net loss	—	—	—	—	—	—	—	—	(15,085)	(15,085)
Balance at September 30, 2021	—	—	—	—	339,007,751	3,390	560,905	2,781	(75,152)	491,924

The accompanying notes are an integral part of the consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Nine months ended
	September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(15,085)	$(12,531)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,463	12,562
Deferred taxes	(175)	714
Stock-based compensation expenses	23,763	8,331
Share in losses of associated company	11	109
Gain from change in fair value of Warrants	(23,397)	—
Transaction costs allocated to Warrants	5,087	—
Foreign currency re-measurement gain	1,290	(322)
Changes in operating assets and liabilities, net of effects of businesses combination:
Other current assets	(17,386)	3,840
Trade payables	106	(2,541)
Deferred revenue	524	245
Accounts receivables	5,247	(1,645)
CA extended to customers	(252,505)	(166,493)
CA collected from customers	271,302	179,159
Other payables	(3,542)	(1,785)
Other long-term liabilities	(4,354)	1,077
Operating lease right-of-use assets	7,006	—
Other assets	(567)	(1,847)
Net cash provided by operating activities	10,788	18,873

Cash Flows from Investing Activities
Purchase of property, equipment and software	(3,820)	(3,937)
Capitalization of internal use software	(9,670)	(6,592)
Change in severance pay fund	(445)	135
Change in customer funds in transit	9,396	(20,004)
Acquisition of Optile, net of cash acquired	—	(15,482)
Net cash provided by (used in) investing activities	(4,539)	(45,880)

Cash Flows from Financing Activities
Exercise of options	17,670	573
Outstanding operating balances	360,212	927,368
Issuance of redeemable preferred stock and warrants, net	—	32,646
Redemption of redeemable preferred stock	(39,804)
Proceeds from Reverse Recapitalization, net	108,643	—
Proceeds from PIPE financing, net	280,185	—
Repayment of outstanding debt	(40,025)	—
Net cash provided by financing activities	686,881	960,587

Effect of exchange rate changes on cash and cash equivalents	(1,350)	468

Net change in cash, cash equivalents, restricted cash and customer funds	691,780	934,048
Cash, cash equivalents, restricted cash and customer funds at beginning of the period	3,413,289	1,796,517
Cash, cash equivalents, restricted cash and customer funds at end of the period	$4,105,069	$2,730,565

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

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) – (CONTINUED)

U.S. DOLLARS IN THOUSANDS

The below table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	As of September 30,
	2021	2020
Cash and cash equivalents	$448,955	$131,211
Restricted cash	7,795	35,513
Customer funds(1)	3,648,319	2,563,841
Total cash, cash equivalents, restricted cash and customer funds shown in the consolidated statements of cash flows	$4,105,069	$2,730,565

(1)Excludes $58,618 and 50,305 of customer funds in transit as of September 30, 2021 and 2020, respectively.

Supplemental schedule about Reverse Recapitalization

Cash held by FTOC and cash related to FTOC trust, net of redemptions	$574,961
Less cash consideration paid to Legacy Payoneer Shareholders	398,201
Less cash paid associated with transaction costs allocated to Reverse Recapitalization	68,117
Reverse Recapitalization financing	108,643
Cash related to PIPE	300,000
Less cash paid associated with transaction costs allocated to PIPE	19,815
PIPE financing	280,185
Net contributions from Reverse Recapitalization and PIPE financing*	$388,828
*	During the period ended September 30, 2021, there was non-cash financing activity associated with the Reverse Recapitalization. This includes $154,800 related to the conversion of redeemable convertible preferred stock into Common Stock.

Supplemental schedule about Optile acquisition

Net fair value of assets acquired and liabilities assumed at the date of acquisition was as follows:

Working capital deficit, net (excluding cash and cash equivalents in the amount of $196)	$(29)
Property, plant and equipment	162
Goodwill	20,449
Identifiable intangible assets	17,805
Non-cash consideration	(22,905)
Total cash paid, net of cash acquired	$15,482

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

Payoneer is registered as a Money Service Business with the U.S. Treasury’s Financial Crimes Enforcement Network (FinCEN) and licensed as a Money Transmitter under the laws of all U.S. states where such license is necessary as well as in the District of Columbia and Puerto Rico. During 2012, the Company, through Payoneer (EU) Limited., was granted an e-money license by the Gibraltar Financing Services Commission which enabled Payoneer (EU) Limited to issue prepaid cards and Payoneer accounts. Payoneer (EU) Limited issued prepaid cards and accounts balances and provided collection and global bank transfers services. In December 2020, the customers of Payoneer (EU) Limited were migrated to Payoneer Europe Limited, discussed further below, and on April 30, 2021, Payoneer (EU) Limited ceased to provide services and surrendered its license as an electronic money institution. During 2015, the Company, through Payoneer Hong Kong Limited, was granted a Money Service Operator License in Hong Kong which enables the Company to offer payment solutions from Hong Kong. During 2016, the Company, through Payoneer Japan Limited, was registered as a Funds Transfer Service Provider in Japan. During 2018, the Company, through Payoneer Australia PTY Limited, was registered as a Financial Services Licensee in Australia. During 2019, the Company, through Payoneer Europe Limited, was granted authorization to operate as an Electronic Money Institution from the Central Bank of Ireland and was then authorized pursuant to EU passporting rules to provide payment services under its license in all countries in the European Economic Area. Payoneer Europe Limited also holds a license with Mastercard to issue cards and as of December 31, 2020, was the issuer of the majority of cards issued to Payoneer customers. In January 2021, Payoneer entered into an agreement with an existing card issuing partner in the United States that enables Payoneer to also provide its customers with access to commercial Mastercard cards issued through the card issuing partner to make online purchases of commercial goods and services. This new commercial card provides advantages such as higher acceptance rates.

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

On June 25, 2021 (the “Closing Date”), FTAC Olympus Acquisition Corporation (“FTOC”), consummated the previously announced merger pursuant to the Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated February 3, 2021, as amended, by and among FTOC, Payoneer Inc. (“Legacy Payoneer”), New Starship Parent Inc., a Delaware corporation (“New Starship”), Starship Merger Sub I Inc., a Delaware corporation and a direct, wholly owned subsidiary of New Starship (“First Merger Sub”), Starship Merger Sub II Inc., a Delaware corporation and a direct, wholly owned subsidiary of New Starship (“Second Merger Sub” and, together with First Merger Sub, the “Merger Subs”, and together with the Legacy Payoneer, FTOC, New Starship and the Merger Subs, the “Parties”). Pursuant to the terms of the Reorganization Agreement, a transaction between FTOC and Legacy Payoneer was effected through the merger of First Merger Sub with and into FTOC and the through a merger of Second Merger Sub with and into Legacy Payoneer (the “Reverse Recapitalization”).

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 1 – GENERAL OVERVIEW (continued)

On the Closing Date, and in connection with the closing of the Reverse Recapitalization, New Starship became the combined company and changed its name to Payoneer Global Inc. (the “Company”). Legacy Payoneer was deemed the accounting acquirer in the Reverse Recapitalization based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805. This determination was primarily based on Legacy Payoneer’s stockholders prior to the Reverse Recapitalization having a majority of the voting interests in the combined company, Legacy Payoneer’s operations comprising the ongoing operations of the combined company, Legacy Payoneer’s board of directors comprising a majority of the board of directors of the combined company, Legacy Payoneer’s senior management comprising the senior management of the combined company and the assets and revenue of Legacy Payoneer were greater than those of FTOC. As FTOC does not meet the definition of a “business” for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy Payoneer issuing stock for the net assets of FTOC, accompanied by a recapitalization. The net assets of FTOC are stated at historical cost, with no goodwill or other intangible assets recorded.

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

In accordance with guidance applicable to these circumstances, the equity structure has been retroactively adjusted in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock, $0.01 par value per share issued to Legacy Payoneer’s stockholders in connection with the Reverse Recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Payoneer redeemable convertible preferred stock and common stock prior to the Reverse Recapitalization have been retroactively restated as shares reflecting the exchange ratio established pursuant to the Reorganization Agreement. In conjunction with the Reverse Recapitalization, the Company’s Common Stock underwent a 1-for-1.88 conversion. Note that the consolidated financial statements give retroactive effect as though the conversion of the Company’s Common Stock occurred for all periods presented, without any change in the par value per share.

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

The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments and except for the Reverse Recapitalization as described in Note 3), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2020 but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto of Legacy Payoneer and its subsidiaries.

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

During the nine months ended September 30, 2021 and 2020, the Company has purchased and collected the following principal amounts associated with CAs:

CA receivable, gross, December 31, 2020	$67,682
CA extended to customers	256,435
Revenue earned in the period but not collected	987
Revenue collected in the period but not earned	(782)
CA collected from customers	(270,520)
Exchange rate adjustments	(677)
Charge-offs, net of recoveries	(654)
CA receivable, gross, September 30, 2021	$52,471
Allowance for CA losses, September 30, 2021	(5,173)
CA receivable, net, September 30, 2021	$47,298

CA receivable, gross, December 31, 2019	$60,636
CA extended to customers	166,390
Revenue earned in the period but not collected	556
Revenue collected in the period but not earned	(656)
CA collected from customers	(178,503)
Exchange rate adjustments	133
Charge-offs, net of recoveries	(564)
CA receivable, gross, September 30, 2020	$47,992
Allowance for CA losses, September 30, 2020	(922)
CA receivable, net, September 30, 2020	$47,070

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

d.    Capital Advance (CA) receivable, net (continued):

The outstanding gross balance at September 30, 2021 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
52,471	44,679	1,033	1,562	2,611	2,586

The outstanding gross balance at December 31, 2020 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
$67,682	66,018	263	129	218	1,054

The following are current and overdue balances from above that are segregated into the timing of expected collections at September 30, 2021:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$52,471	7,792	5,547	13,047	15,263	10,822

The following are current and overdue balances from above that are segregated into the timing of expected collections at December 31, 2020:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$67,682	1,664	10,143	19,726	34,979	1,170

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

As of September 30, 2021, the Company applied a range of loss rates to the CA portfolio of 2.79% to 2.84% for the allowance for CA losses. As of September 30, 2020, the Company applied a range of loss rates to the CA portfolio of 0.75% to 3.1%.

Below is a rollforward for the allowance for CA losses (“ALCAL”) for the nine months ended September 30, 2021 and 2020:

ALCAL balance, December 31, 2020	$1,587
Provision for ALCAL	9,296
Recoveries for ALCAL	(5,056)
CA receivables charged off, net	(654)
ALCAL balance, September 30, 2021	$5,173

ALCAL balance, December 31, 2019	$900
Provision for ALCAL	2,048
Recoveries for ALCAL	(1,268)
CA receivables charged off	(758)
ALCAL balance, September 30, 2020	$922

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Primary geographical markets
Greater China(1)	$39,412	$35,421	$116,439	$91,845
United States	16,731	7,978	38,100	29,925
All other countries(2)	66,508	47,138	179,645	129,115
Total revenues	$122,651	$90,537	$334,184	$250,885
(1)	Greater China is inclusive of Mainland China, Hong Kong and Taiwan
(2)	No single country included in the other countries’ category generated more than 10% of total revenue

The company did not have any customers during the three months ended September 30, 2021 and 2020 or during the nine months ended September 30, 2021 and 2020 that individually contributed greater than 10% of revenue.

Disaggregation of revenue

The following table presents revenue recognized from contracts with customers as well as revenue from other sources, consisting primarily of interest income:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue recognized at a point in time	$119,930	$88,268	$324,699	$241,190
Revenue recognized over time	2,081	1,494	7,671	4,458
Revenue from contracts with customers	122,011	89,762	332,370	245,648
Revenue from other sources	640	775	1,814	5,237
Total revenues	$122,651	$90,537	$334,184	$250,885

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

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

e.    Revenue (continued):

The Company periodically reviews these deferred customer acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented. The following table represents a rollforward of deferred customer acquisition costs:

Opening balance as of January 1, 2021	$8,976
Additions to deferred customer acquisition costs	7,930
Amortization of deferred customer acquisition costs	(6,442)
Ending balance as of September 30, 2021	$10,464

f.    Leases:

The Company determines whether an arrangement is a lease for accounting purposes at contract inception. Operating leases are recorded as right-of-use (“ROU”) assets, which are included in right-of-use assets, and lease liabilities, which are included in other payable and other long-term liabilities on the consolidated balance sheets, respectively. As of September 30, 2021, the Company did not have any finance leases.

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

i.   Share-based compensation

1.

Equity awards granted to employees are accounted for using the grant date fair value method. The grant date fair value is determined as follows: for stock options and restricted stock units (“RSUs”) with an exercise price using the Black Scholes pricing model, for stock options with market conditions using a Monte Carlo model and for RSUs with service conditions based on the grant date share price. The fair value of share-based payment transactions is recognized as expense over the requisite service period. Forfeitures are accounted as they occur.

2.

The Company measures the compensation cost related to the options awarded on the grant date and recognizes the cost on a straight-line method over the requisite service period of the awards, including awards with graded vesting and those awards having additional market-based conditions for vesting. For awards with only market conditions, compensation expense is not reversed if the market conditions are not satisfied.

3.

The Company measures the additional compensation cost of modified awards on the date of modification and recognizes the cost (1) on the modification date for past service periods and (2) on a straight-line method over the future related service period.

4.

The Company early adopted ASU 2018-07 for share-based payments with service providers. Fair value of the equity instrument issued to a non-employee should be measured as of the grant date. The fair value of the awards is recognized over the vesting period, which coincides with the period that the counter-party is providing services to the Company.

5.

The Company recognizes a benefit of share-based compensation in the consolidated statements of loss if an excess tax benefit is realized. If the Company is in a taxable loss position and the excess tax benefit added to a net operating loss carryforward, the excess tax benefit would not be recorded until that net operating loss is utilized.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

j.    Recently issued accounting pronouncements:

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company no longer meets the definition of EGC. The adoption dates referenced below reflect this election. The Company may become a large accelerated filer on the last day of its fiscal year 2022 and, should it happen, the company will no longer qualify as an EGC. The anticipated adoption dates of standards issued, but not yet adopted will be revised to reflect this change in status.

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

FASB Standards issued, but not adopted as of September 30, 2021

In 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments. Credit losses on loans, trade and other receivables, held-to-maturity debt securities and other instruments will reflect the Company’s current estimate of the expected credit losses (“CECL”). CECL requires loss estimates for the remaining estimated life of the financial instrument using historical experience, current conditions, and reasonable and supportable forecasts. Generally, the Company expects that CECL will result in the earlier recognition of allowances for losses compared to the current approach of estimating probable incurred losses. The guidance is effective for the Company at the beginning of 2023; however, the Company will early adopt the new guidance effective January 1, 2022. The Company is required to apply the provisions of this guidance as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

j.    Recently issued accounting pronouncements (continued):

The Company is in the process of refining models and designing business processes and controls. The Company is currently evaluating the impact of this standard on its financial statements.

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

NOTE 3 – REVERSE RECAPITALIZATION AND BUSINESS COMBINATION

Reverse Recapitalization

On the Closing Date, Legacy Payoneer and FTOC consummated the Reorganization in accordance with the Reorganization Agreement, with Legacy Payoneer and FTOC surviving the merger as wholly-owned subsidiaries of New Payoneer. Immediately prior to the closing of the Reverse Recapitalization, all shares of outstanding redeemable convertible preferred stock of Legacy Payoneer were converted into shares of Common Stock of New Payoneer. Upon the consummation of the Reverse Recapitalization, among other things, (i) 85% of each issued and outstanding Legacy Payoneer common stock was converted into the right to receive shares of Common Stock of New Payoneer at a ratio of 1:1.88 (the “Exchange Ratio”), and (ii) 15% of share issued and outstanding Legacy Payoneer Common Stock was converted into the right to receive cash consideration at $18.82555 per share (the “Per Share Merger Consideration”). The total cash consideration paid to holders of Legacy Payoneer shares of common stock upon consummation of the Reverse Recapitalization was $398,201.

Upon the closing of the Reverse Recapitalization, New Payoneer’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 4,180,000,000 shares, of which 3,800,000,000 shares were designated Common Stock, $0.01 par value per share, and of which 380,000,000 shares were designated preferred stock, $0.01 par value per share.

In connection with the execution of the Reorganization Agreement, New Payoneer entered into separate subscription agreements (each, a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate of 30,000,000 shares of Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $300,000, in a private placement pursuant to the Subscription Agreements (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Reverse Recapitalization.

In addition, according to the Reorganization Agreement, New Payoneer will issue to Legacy Payoneer stockholders up to an additional 30,000,000 shares (the “Earn-Out Shares”), (a) 50% of which will be issued if at any time during the first 30 months following the Closing Date, the closing trading price of the shares of New Payoneer common stock will be greater than or equal to $15.00 over any 20 trading days within any 30 trading days period and (b) the remaining 50% of which will be issued if at any time during the first 60 months following the Closing Date, the closing trading price of the New Payoneer shares of common stock will be greater than or equal to $17.00 over any 20 trading days within any 30 trading days period. The Company accounts for the right to receive Earn-Out Shares as an equity instrument as it meets the definition of an equity instrument and as it considers a free-standing instrument that is indexed to the Company’s own equity in accordance with ASC 815.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 3 – REVERSE RECAPITALIZATION AND BUSINESS COMBINATION (continued)

Additionally, prior to the Reverse Recapitalization, the Company approved and adopted a management bonus plan (the “Transaction Bonus Pool”), to be effective as of and conditioned upon the occurrence of the Reverse Recapitalization which provided for a pool consisting of 1,000,000 shares of the Company’s Common Stock, with such shares to be allocated by the Company to executives and management of the Company.

Prior to the closing of the Reverse Recapitalization, Legacy Payoneer converted 209,529,798 shares of Legacy Payoneer’s redeemable convertible preferred stock pursuant to the applicable preferred stock agreements. Note that the number of shares is after the 1:1.88 conversion, which took place after the Reverse Recapitalization transaction.

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

The Company incurred $64,271 in costs directly related to the Reverse Recapitalization and the PIPE offering such as third-party legal, accounting services and other professional services. Upon consummation of the Reverse Recapitalization, these costs, which had been capitalized on the Company’s balance sheet were recorded as a reduction to additional paid in capital with the exception of $5,087, which were expensed as they represent the allocation of the transaction costs associated with the warrants. Transaction costs were allocated to the warrants based on the fair value of the warrants out of the toal consideration. There were also deferred underwriting costs related to FTOC totalling $28,934 that were paid as part of the closing of the Reverse Recapitalization.

The number of shares of Common Stock issued immediately following the consummation of the Reverse Recapitalization were as follows:

Number of shares
Common Stock outstanding at April 1, 2021	49,697,982
Common stock issued through options exercises between April 1, 2021 and June 25, 2021(1)	8,854,131
Common Stock outstanding prior to the Reverse Recapitalization(2)	58,552,113
Conversion of Redeemable Convertible Preferred Stock(2)	209,529,798
Less: Legacy Payoneer Stock subject to cash out(2)	(36,818,547)
Common Stock attributable to FTOC conversion(3)	77,081,295
Shares attributable to Reverse Recapitalization	308,344,659
Common Stock attributable to PIPE	30,000,000
Total shares of Common Stock as of close of Reverse Recapitalization and PIPE transaction(1)	338,344,659
(1)	After the close of the transaction, but prior to June 30, 2021, the Company issued 7,318 shares through the exercise of options.
(2)	Existing Payoneer Shareholders — represents the number of Company shares issued to Legacy Payoneer stockholders, based on (i) 111,452,020 preferred shares; (ii) 31,143,179 outstanding common shares as of the Closing Date; and (iii) 1,562 RSUs vested at the Closing Date, the sum of which is reduced by 19,584,328 shares that were subject to the cash consideration, and multiplied by the Exchange Ratio of 1.88.
(3)	FTAC Olympus Acquisition Corp: based on outstanding shares, as of the Closing Date, of 59,611,310 FTOC Class A ordinary shares (following the redemption of 18,033,066 shares); 5,823,328 FTOC Class B ordinary shares which are not subject to restrictions; and 11,646,656 FTOC Class B ordinary share (the “Founder Shares”) which are subject to restriction per section 1.2 of the Sponsor Share Surrender and Share Restriction Agreement. According to such restriction, holders of Founder Shares shall not Transfer, or permit the Transfer of, (a) a number equal to 50% of the Founder Shares, until such time that New Payoneer common stock closing trading price equals or is greater than $15.00 per share for any 20 trading days within any 30 trading days period; and (b) a number equal to 50% of the Founder Shares, until such time that the New Payoneer common stock closing trading price equals or is greater than $17.00 per share for any 20 trading days within any 30 trading days period.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 3 – REVERSE RECAPITALIZATION AND BUSINESS COMBINATION (continued)

Business Combination

Associated with the Optile acquisition consummated in 2020, there was a contingent consideration arrangement that was initially valued at $4,044, which was estimated by using the Black-Scholes model for each earn out period under the acquisition agreement. Key inputs and assumptions used in this were revenue milestones, expected term, volatility, the risk-free rate, and dividend yield. These inputs are Level 3 assumptions that are updated each reporting period as the earn-out is recorded at fair value on a recurring basis. The Company revalued the contingent consideration arrangement as of the period end and determined the fair value to be $2,580. The fair value of the contingent consideration arrangement at the beginning of the period was $4,044 and the resulting benefit of $1,464 was an offset in general and administrative expenses. During the 3 months ended September 30, 2021, the Company issued to sellers 218,798 shares that were deferred for 18 months after the close of the transaction in line with the Optile Share Purchase Agreement. The Company did not receive any proceeds from the issuance. As of September 30, 2021, there are 60,408 shares remaining to be issued to sellers as part of the total deferred consideration.

NOTE 4 - OTHER CURRENT ASSETS

Composition of other current assets, grouped by major classifications, is as follows:

	September 30,	December 31,
	2021	2020
Prepaid expenses	$13,177	$5,980
Income receivable	9,247	97
Prepaid income taxes	1,889	2,094
Other	3,595	2,246
Total other current assets	$27,908	$10,417

NOTE 5 – PROPERTY, EQUIPMENT AND SOFTWARE, NET

Composition of property, equipment and software, grouped by major classifications, is as follows:

	September 30,	December 31,
	2021	2020
Computers, software and
peripheral equipment	$30,030	$27,322
Leasehold improvements	8,697	8,157
Furniture and office equipment	3,799	3,579
Property, equipment and software	42,526	39,058
Accumulated depreciation	(31,440)	(26,364)
Property, equipment and software, net	$11,086	$12,694

Depreciation expense for the three months ended September 30, 2021 and 2020 were $1,714 and $1,740, respectively and $5,155 and $5,091 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents goodwill balances and adjustments to those balances during the nine months ended September 30, 2021:

December 31,	Goodwill	Translation	September 30,
2020	Acquired	Adjustments	2021

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

Total goodwill	$22,541	—	(1,018)	$21,523

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS, NET (continued)

Intangible assets, net

Composition of intangible assets, grouped by major classifications, is as follows:

	September 30,	December 31,
	2021	2020
Internal use software	$50,853	$40,663
Developed technology	15,544	16,178
Intangible assets	66,397	56,841
Accumulated amortization	(31,059)	(22,426)
Intangible assets, net	$35,338	$34,415

Amortization expense for the three months ended September 30, 2021 and 2020 were $2,721 and $2,526 respectively and $8,194 and $6,856 for the nine months ended September 30, 2021 and 2020, respectively. During the three months ended September 2021 and 2020 the Company recognized impairment of internal use of software in the amount of $0, respectively, and during the nine months ended September 30, 2021 and 2020, the Company recognized impairment of internal use of software in the amount of $114 and $615, respectively, due to the abandonment of specific projects.

NOTE 7 – INVESTMENT IN ASSOCIATED COMPANY

In July 2019, the Company, through Payoneer Research and Development Ltd., entered into an agreement for the establishment of a Joint Venture company in the People’s Republic of China (“PRC”). The objective of the Joint Venture is to apply for a local payment service provider license in accordance with PRC laws. The Company’s share in the Joint Venture is 46%. Initial funds in the amount of $6,501 were contributed. The investment in the Joint Venture is presented as investment in associated companies in the Company’s consolidated balance sheet as the Company does not have control over the Joint Venture.

NOTE 8 – LEASES

The Company enters into office facility and employee vehicle lease agreements. Many leases include one or more renewal or termination options. These options are not included in our determination of the lease term at commencement unless it is reasonably certain the Company will exercise the option. When we reach a decision to exercise a lease renewal or termination option, we recognize the associated impact to the ROU asset and lease liability.

The Company’s lease expense was as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Lease expense	$1,626	$1,943	$7,793	8,004

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 8 – LEASES (continued)

The operating cash flows associated with operating leases for the nine months ended September 30, 2021 was $7,006. Additional balance sheet information related to leases was as follows:

September 30, 2021
Operating lease right-of-use asset	$14,960

Operating leases within other payables	9,414
Operating leases within other long-term liabilities	5,811
Total operating leases	$15,225

ROU assets obtained in exchange for new lease liabilities during the nine months ended September 30, 2021	$2,686

Weighted average lease term – operating leases	1.80 years
Weighted average discount rate – operating leases	1.51%

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

The Company leases its facilities under various operating lease agreements, which expire on various dates. The minimum lease commitments due as of the year ended under non-cancelable operating leases are as follows:

As of September 30, 2021
Remaining in 2021	$2,553
2022	9,061
2023	2,985
2024	716
2025 – thereafter	87
Total	15,402
Less present value discount	(177)
Lease liability	$15,225

As of December 31, 2020
2021	$10,160
2022	8,208
2023	2,678
2024	858
2025 – thereafter	108
Lease liability	$22,012

NOTE 9 – DEBT

On November 9, 2020, the Company entered into the First Loan Modification (the “Revised Agreement”), which amended the original Agreement that was entered into on November 1, 2019 (the “Loan and Security Agreement”). On March 31, 2021, the Company entered into a Second Loan Modification Agreement (the “Second Revised Agreement). This amendment decreased the amount that the Company can request as advanced under a revolving line of credit to an aggregate principal amount to $70,000 from $85,000. The Second Revised Agreement also changed the interest on the principal amount to 3.20% subject to certain equity milestone conditions. If these conditions are not met, the interest on the principal amount would remain 3.70%. The Company is subject to a termination fee equal to 1% of the revolving line if the revolving line is terminated prior to August 31, 2021. The revised terms of the lending agreement became effective April 1, 2021.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 9 – DEBT (continued)

The Company terminated the Loan and Security Agreement (including the aforementioned amendments) on September 14, 2021, and therefore the outstanding balance related to the Loan and Security Agreement, was repaid during the nine months ended September 30, 2021. As of December 31, 2020, the outstanding balance was $40,025 out of which $13,500 was maturing in the next 12 months. As of December 31, 2020, the fair value of the debt approximates the book value due to the short time span between initiation and balance sheet date with the outstanding balance classified as Level 3 in the fair value leveling hierarchy as the inputs into the valuation are not observable.

The Loan and Security Agreement was subject to certain reporting and financial covenants of which the Company was in compliance with prior to the termination of the Loan and Security Agreement and as of December 31, 2020.

NOTE 10 - OTHER PAYABLES

Composition of other payables, grouped by major classifications, is as follows:

	September 30,	December 31,
	2021	2020
Employee related compensation	$40,109	$33,249
Accrued expenses	14,984	19,464
Commissions payable	10,092	8,326
Lease liability	9,405	—
Other	2,551	2,416
Total other payables	$77,141	$63,455

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

In February 2016, the Company submitted a disclosure to the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) about certain payments to the Crimea region of Ukraine and other OFAC target countries, which has since been under OFAC’s review. OFAC and the Company have reached a final settlement offer for $1,400, which was paid prior to September 30, 2021.

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

The Company received communications noting the termination of its remaining business with the German Bank and following discussions between Payoneer Europe Limited and the German Bank it was agreed that certain account activities would be terminated in December 2020 and January 2021. Pursuant to a termination agreement entered into by Payoneer Europe Limited and the German Bank it was agreed that the remainder of the virtual collection accounts under Payoneer Europe Limited’s accounts with the German Bank would cease to be active at the end of May 2021. The termination agreement included a waiver of alleged breaches of contractual obligations that had been raised by the German Bank in a communication that preceded the agreement.

On September 28, 2021, the National Banking and Securities Commission (CNBV) and the Bank of Mexico revoked the banking license of a banking entity utilized by the Company due to the banking entity not meeting applicable capital requirements. As a result, the Company is unable to withdraw funds from the bank. The Company has reserved $2,250 for potential losses related to the inaccessible funds. The Company is in the process of applying for the maximum statutory reimbursement through the deposit insurance provided by Mexican Institute for the Protection of Banking Services (IPAB). The Company will also file a claim in liquidation for the remaining funds once the liquidation process is opened; however, the percentage of the deposit that will be recovered in liquidation is not known at this time.

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

NOTE 12 – PREFERRED STOCK AND WARRANTS

The Company is authorized to issue Common Stock and Preferred Stock. Prior to the Reverse Recapitalization, the Company was authorized to issue the following classes of stock: Common Stock, Redeemable Convertible Preferred Stock and Redeemable Preferred Stock. The deemed liquidation preference provisions of the Redeemable Convertible Preferred Stock and the Redeemable Preferred Stock were considered contingent redemption provisions that were not solely within the Company’s control. As such, prior to the Reverse Recapitalization, the associated balances were presented outside of permanent equity in the mezzanine section of the consolidated balance sheets.

As part of the Reverse Recapitalization transaction, as described within Note 3, the Redeemable Convertible Preferred Stock was converted 1-for-1 into Common Stock of the Company.

The Company decided that the Redeemable Preferred Stock was redeemable as of June 30, 2021. Based on this election, the Redeemable Preferred Stock was classified as a short-term liability and valued at $39,804, including interest. Legacy Payoneer redeemed the shares of Redeemable Preferred Stock on July 23, 2021 and paid shareholders of the Redeemable Preferred Stock $39,804.

The Company had no outstanding Redeemable Convertible Preferred Stock or Redeemable Preferred Stock as of September 30, 2021.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 12 – PREFERRED STOCK AND WARRANTS (continued)

The following tables present the Company’s authorized and outstanding Redeemable Convertible Preferred Stock and Redeemable Preferred Stock as of December 31, 2020:

Redeemable Convertible Preferred Stock:

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

Warrants

As described within Note 3, the Company has warrants that are exercisable for shares of the Company’s common stock. Warrants may only be exercised for a whole number of shares at an exercise price of $11.50. These warrants expire on June 25, 2026. At September 30, 2021, there were 25,158,086 warrants outstanding with a corresponding liability valued at $48,304. The warrants are considered to be a Level 1 fair value measurement due to the observability of the inputs. Note that 723,333 Placement Warrants were forfeited at the close of the Reverse Recapitalization transaction.

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

Commencing ninety days after the warrants become exercisable, the Company may redeem the warrants in whole and not in part, at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares calculated in the manner set forth in the warrant agreement relating to the warrants, based on the redemption date and the “fair market value” of the Common Stock shares if, and only if, the closing price of the Common Stock equals or exceeds $10.00 per Public Share (as adjusted for share sub-divisions, share dividends, reorganizations, reclassifications, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders and if , and only if, there is an effective registration statement covering the issuance of Common Stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

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

Warrant
Liability
Initial measurement as of June 25, 2021	$71,701
Change in fair value	(23,397)
Fair value as of September 30, 2021	$48,304

NOTE 13 – STOCK-BASED COMPENSATION

Stock Options and RSUs

The following table summarizes the options to purchase shares of common stock activity under our equity incentive plans for the nine months ended September 30, 2021:

Options
Outstanding at December 31, 2020	47,454,726
Granted	5,685,264
Exercised	(2,264,427)
Expired	—
Settled in Cash	(3,395,817)
Forfeited	(1,287,893)
Outstanding at September 30, 2021	46,191,853

The weighted average exercise price of the options granted during the nine months ended September 30, 2021 was $1.41 per share and the weighted average exercise price of the options outstanding as of September 30, 2021 was $2.09 per share. The number of vested outstanding options as of September 30, 2021 was 29,433,351 shares.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 13 – STOCK-BASED COMPENSATION (continued)

The following table summarizes the RSUs activity under our equity incentive plans as of September 30, 2021:

Units
Outstanding December 31, 2020	1,721,572
Awarded	8,263,850
Vested	(2,790)
Settled in Cash	(440)
Forfeited	(69,742)
Outstanding September 30, 2021	9,912,450

In the nine months ended September 30, 2021, the Company granted options and RSUs that vest over a three and a half or four-year period from the grant date. In addition, 1,493,561 of the RSUs granted in the nine months ended September 30, 2021 are subject to continued service and liquidity-based conditions. The liquidity-based conditions include an initial public offering, merger, sale or partial liquidation event as defined in the Company’s incentive plan and RSU agreement. As of the close of the Reverse Recapitalization on June 25, 2021, the liquidity-based condition was satisfied.

As indicated in Note 3, the Company approved and adopted the Transaction Bonus Pool associated with the Reverse Recapitalization. The RSUs associated with the Transaction Bonus Pool are subject to certain market-based and service conditions. Fifty percent of the RSUs shall vest if at any time during the 30 months following the Closing Date, the closing share price of Company Shares is greater than or equal to $15.00 over any 20 days trading within any 30 trading days period; and 50% of the RSUs shall vest if at any time during the 60 months following the Closing Date, the closing share price of Company Shares is greater than or equal to $17.00 over any 20 trading days within any 30 trading days period, subject to the grantee’s continued status as an employee until and including the time the RSUs vest. In the nine months ended September 30, 2021, 930,000 RSUs were granted.

The Company also issues RSU that are subject to only a service condition. In the nine months ended September 30, 2021, 5,840,289 RSUs were granted.

The Company records stock-based compensation expense for our equity incentive plans in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on our results of operations of recording stock-based compensation expense under the Company’s equity incentive plans were as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Other operating expenses	$1,860	$821	$5,486	$2,266
Research and development expenses	1,405	425	3,457	1,165
Sales and marketing expenses	2,592	567	7,170	1,561
General and administrative expenses	2,733	1,210	7,444	3,191
Total stock-based compensation	$8,590	$3,023	$23,557	$8,183

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 14 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Bank and processor fees	$19,335	$17,034	$55,637	$50,715
Network fees	3,780	4,953	6,123	13,277
Capital advance costs	(235)	251	5,546	1,089
Chargebacks and operational losses	631	667	2,382	4,266
Card costs	728	343	1,528	1,807
Other	431	1,268	2,130	1,937
Total transaction costs	$24,670	$24,516	$73,346	$73,091

NOTE 15 - INCOME TAXES

The Company had an effective tax rate of 59% for the nine months ended September 30, 2021 compared to effective tax rate of 118% for the nine months ended September 30, 2020. The difference between the Company’s effective tax rate and the U.S. federal statutory rate was primarily the result of foreign income taxed at different rates.

NOTE 16 – NET INCOME (LOSS) PER SHARE

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

The Company’s basic net loss per share is calculated by dividing net loss attributable to ordinary shareholders by the weighted-average number of shares of ordinary shares outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of ordinary shares are anti-dilutive. The Earn-Out Shares which were subject to the occurrence of certain conditions, were excluded from the diluted net loss per share calculation for the three and nine-months periods ended September 30, 2021, because the Earn-Out Shares conditions were not met at the end of the reporting period.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 16 – NET INCOME (LOSS) PER SHARE (continued)

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$837	$1,608	$(15,085)	$(12,531)
Less dividends and revaluation attributable to redeemable and redeemable convertible preferred stock	—	3,972	33,632	9,909
Net income (loss) attributable to common stockholders	$837	$(2,364)	$(48,717)	$(22,440)
Denominator:
Weighted average common shares outstanding —
Basic	339,715,405	50,934,295	156,915,380	45,055,131
Add:
Weighted average of additional shares issuable upon exercise of options	33,835,289	—	—	—
Weighted average of additional shares issuable upon exercise of warrants	844,691	—	—	—
Weighted average common shares – diluted	374,395,385	50,934,295	156,915,380	45,055,131
Net income (loss) per share attributable To common stockholders — Basic earnings (loss) per share	$0.00	$(0.05)	$(0.31)	$(0.50)
Diluted earnings (loss) per share	$0.00	$(0.05)	$(0.31)	$(0.50)

The Company’s potentially dilutive securities, which include stock options, unvested RSUs, earn-out shares, preferred stock, warrants and deferred consideration have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2021 and 2020 and for the three months ended September 30, 2020 as their effect was anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

Warrants, earn-out shares and deferred consideration have been excluded from the computation of diluted net loss per share for the three months period ended September 30, 2021 as their effect was anti-dilutive.

The Company excluded the following potential common shares, presented based on weighted average amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Options to purchase common stock	—	14,949,380	30,874,781	15,007,476
Redeemable convertible preferred stock (as converted to common stock)	—	209,529,798	72,237,420	209,529,798
Warrants	—	6,855,713	844,691	2,567,969
Total potentially dilutive securities	—	231,334,891	103,956,892	227,105,243

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 17 – RELATED PARTY TRANSACTIONS

In 2015 and 2016, the Company issued loans and executed lines of credit to Company executives in connection with shareholders’ equity issuances and related tax consequences.

(a)	The Company notes that the outstanding loan was repaid in February 2021 and therefore the balance as of September 30, 2021 was $0. The balance of the loan at December 31, 2020 was $353.
(b)	The Company notes that the line of credit balance was repaid in February 2021 and therefore the balance as of September 30, 2021 was $0. The amount outstanding at December 31, 2020 was $809.

NOTE 18 – SUBSEQUENT EVENTS

On October 28, 2021, the Company, entered into multi-party Receivables Loan and Security Agreement (the “Warehouse Receivables Loan”) for the purpose of external financing of capital advance activity. The lenders are related parties through the Company’s board of director’s chairman’s ownership interest. The Warehouse Receivables Loan was entered into at an arm’s length capacity.

The Warehouse Receivables Loan bears interest of LIBOR plus 9% annual and has a revolving maturity of 36 months from the commencement date with a payback period of an additional 6 months after the revolving maturity date. The initial borrowing commitment is $25,000 subject to increases at the Company’s request and lender’s discretion up to $100,000. Additional commitments will carry interest rates ranging from 7.75% to 7%. The Warehouse facility is secured by eligible capital advance receivables at an initial rate of 80% of the total value of the underlying capital advance receivable outstanding. The Company is subject to financial covenants including minimum tangible equity, solvency and unrestricted cash requirements that are assessed based on the Company’s consolidated financial statements.

PAYONEER GLOBAL INC.

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

Our customers have trusted the Payoneer platform to process $40.5 billion and $30.5 billion in volume during the nine months ended September 30, 2021 and 2020, respectively, and $13.6 billion and $11.7 billion in volume during three months ended September 30, 2021 and 2020, respectively.

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

PAYONEER GLOBAL INC.

The Reorganization was accounted for on a reverse recapitalization basis for which Legacy Payoneer has been determined to be the accounting acquirer (the “Reverse Recapitalization”). Since the Reorganization was accounted for as a Reverse Recapitalization, no goodwill or other intangible assets were recorded, in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, FTOC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Payoneer Global Inc. issuing stock for the net assets of FTOC, accompanied by a recapitalization. The net assets of FTOC were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization will be those of Payoneer. See “Introductory Note” and Note 2 to our unaudited interim financial statement for additional information.

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

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods in our consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related footnotes included within this Quarterly Report on Form 10-Q.

	Three months ended			Nine months ended
	September 30,		Increase/	September 30,		Increase/
	2021	2020	(Decrease)	2021	2020	(Decrease)

	(in thousands except percentages)
Revenues	$122,651	$90,537	35%	$334,184	$250,885	33%
Transaction costs	24,670	24,516	1%	73,346	73,091	0%
Other operating expenses	34,402	18,247	89%	93,026	57,742	61%
Research and development expenses	20,104	13,211	52%	55,298	34,935	58%
Sales and marketing expenses	29,589	18,870	57%	80,430	53,807	49%
General and administrative expenses	15,957	10,486	52%	44,637	26,619	68%
Depreciation and amortization	4,435	4,266	4%	13,463	12,562	7%
Total operating expenses	129,157	89,596	44%	360,200	258,756	39%
Operating income (loss)	(6,506)	941	(791)%	(26,016)	(7,871)	231%
Financial expense:
Gain from change in fair value of Warrants	11,321	—	**	23,397	—	**
Other financial income (expense)	(3,306)	2,602	(227)%	(6,865)	2,180	(415)%
Financial income, net	8,015	2,602	208%	16,532	2,180	658%
Income (loss) before taxes on income	1,509	3,543	(57)%	(9,484)	(5,691)	67%
Taxes on income	662	1,931	(66)%	5,590	6,731	(17)%
Share in losses of associated company	10	4	150%	11	109	(90)%
Net income (loss)	$837	$1,608	(48)%	$(15,085)	$(12,531)	20%

**Not meaningful

PAYONEER GLOBAL INC.

Revenues

Revenues were $122.7 million and $334.2 million for the three and nine months ended September 30, 2021, an increase of $32.1 million and $83.3 million, or 35% and 33%, respectively, compared to the same period of prior year driven by volume increases as we experienced continued growth in digital commerce stemming from the shift in consumer buying behavior towards e-commerce as well as increases in our value-added products and services that are not influenced directly by volume increases.

Transaction costs

Transaction costs were $24.7 million for the three months ended September 30, 2021, an increase of $0.2 million, or 0.6%, compared to the same period of prior year, due to an increase of $2.3 million in payment network incentives earned by achieving certain volume-related milestones. Excluding these drivers, transaction costs increased by $2.4 million or 11% while volume increased by 16% during the three months ended September 30, 2021 as compared to the same period in prior year. Transaction costs grew at a lower rate than volume due to improved commercial terms, internal platform optimizations, and cost structure benefits from increased transaction volumes.

Transaction costs were $73.3 million for the nine months ended September 30, 2021, an increase of $0.3 million, or 0.3%, compared to the same period of prior year, due to an increase in capital advance related costs of $4.5 million driven by specific advances with higher collection risk, partially offset by an increase in payment network incentives of $7.5 million. Excluding these drivers, transaction costs increased by $3.3 million or 4% while volume increased by 33% during the nine months ended September 30, 2021 as compared to the same period in prior year. Transaction costs grew at a lower rate than volume due to improved commercial terms, internal platform optimizations, lower chargebacks and losses, and cost structure benefits from increased transaction volumes.

Other operating expenses

Other operating expenses were $34.4 million and $93.0 million for the three and nine months ended September 30, 2021, an increase of $16.2 million and $35.3 million, or 89% and 61%, respectively, compared to the same period of the prior year. In the third quarter of 2020, the Company recorded a recovery of a reserve amounting to $3.6 million relating to one of the Company’s issuing banks, who entered into a liquidation process, and for which the Company had provisioned for doubtful debts during 2018. In the third quarter of 2021, the Company recorded a reserve amounting to $2.3 million relating to a separate bank, who entered into a liquidation process. In addition, we experienced increases in employee compensation, benefits and other employee-related expenses mainly as a result of an increase in employee headcount, and an increase in third-party contractor expenses and information technology expenses to support our growing volume and business requirements during the three and nine months ended September 30, 2021 compared to the same period of the prior year.

Research and development expenses

Research and development expenses were $20.1 million and $55.3 million for the three and nine months ended September 30, 2021, an increase of $6.9 million and $20.4 million, or 52% and 58%, respectively, compared to the same period of the prior year. The increases were driven by an increase in employee compensation, benefits and other employee-related expenses mainly as a result of an increase in employee headcount. In addition, we experienced an increase in third-party contractor expenses and information technology expenses to support our growing volume and business requirements during the three and nine months ended September 30, 2021 compared to the same period of the prior year.

Sales and marketing expenses

Sales and marketing expenses were $29.6 million and $80.4 million for the three and nine months ended September 30, 2021, an increase of $10.7 million and $26.6 million, or 57% and 49%, respectively, compared to the same period of prior year. The increases were driven by an increase in employee compensation, benefits and other employee-related expenses mainly as a result of an increase in the employee headcount, an increase in third-party commissions which corresponds to our revenue growth, and higher spending on marketing programs.

General and administrative expenses

General and administrative expenses were $16.0 million and $44.6 million for the three and nine months ended September 30, 2021, an increase of $5.5 million and $18.0 million, or 52% and 68%, respectively, compared to the same period in prior year. The increases were driven by an increase in compensation, benefits and other employee-related expenses mainly as a result of an increase in the

PAYONEER GLOBAL INC.

employee headcount. In addition, the Company incurred transaction costs of $5.1 million related to the Reorganization for the nine months ended September 30, 2021.

Depreciation and amortization expenses

Depreciation and amortization were $4.4 million and $13.5 million for the three and nine months ended September 30, 2021, an increase of $0.2 million and $0.9 million, or 4% and 7%, respectively, compared to the same period in prior year primarily driven by increase in amortization of internal use software costs. This increase was offset by a decrease in impairment of internal use software during the three and nine months ended September 30, 2021 compared to the same period in prior year.

Financial income and expense, net

Financial income, net was $8.0 million and $16.5 million for the three and nine months ended September 30, 2021, an increase of $5.4 million and $14.4 million, or 208% and 658%, respectively, compared to the same period in prior year primarily driven by change in fair value of warrants of $11.3 million and $23.4 million for the three and nine months ended September 30, 2021 in addition to revaluation of foreign currency balances.

Income tax

Income tax expense was $0.7 million and $5.6 million for the three and nine months ended September 30, 2021, a decrease of $1.3 million and $1.1 million, or 66% and 17%, compared to the same period in prior year primarily driven by the result of taxes associated with our foreign subsidiaries.

Net loss

For a discussion regarding the Company’s net loss position please refer to the Liquidity and Capital Resources section below.

Liquidity and Capital Resources

The following discussion of our liquidity and capital resources is based on the financial information derived from our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Sources of Liquidity

As a result of the Reorganization, we raised gross proceeds of $874.5 million including the contribution of $574.5 million of cash held in FTOC’s trust account from its initial public offering, post redemption of FTOC’s Common Stock held by FTOC’s public stockholders prior to the Reorganization, and $300.0 million of private investment in public equity (“PIPE”) at $10.00 per share of Payoneer Global Inc.’s Common Stock.

In connection with the Company’s Loan and Security Agreement, the Company entered into the first revised Loan and Security Agreement on November 9, 2020, whereby the Company can request advances under a revolving line of credit. The Company incurred an additional $15 million under a term loan, payable in 10 equal monthly installments beginning in April 2021. In addition, pursuant to the Company’s Loan and Security Agreement, the Company entered into a Second Loan Modification Agreement on March 31, 2021, whereby the Company can request advances under a revolving line of credit in an aggregate principal amount equal to $70 million. This amendment modified the line of credit from $85 million and the interest on the principal amount to 3.20%, subject to certain equity milestone conditions. If these conditions are not met, the interest remains at 3.70%. The revised terms of the agreement became effective April 1, 2021. On June 30, 2021, the Company paid the remainder of the term loan and had no outstanding balance since the repayment through September 30, 2021. The Company terminated the Loan and Security Agreement on September 14, 2021.

The aforementioned agreement included reporting, financial covenants and certain restrictive covenants that, subject to certain exceptions, limited the Company’s ability to sell assets, incur additional indebtedness, make certain investments and other distributions, engage in certain transactions with affiliates, change the nature of our business and place liens on our or our subsidiaries’ assets. As of December 31, 2020, and through the termination of the agreement, the Company was in compliance with these covenants.

On October 28, 2021, the Company, entered into multi-party Receivables Loan and Security Agreement (the “Warehouse Receivables Loan”) for the purpose of external financing of capital advance activity. The lenders are related parties through the Company’s board of director’s chairman’s ownership interest. The Warehouse Receivables Loan was entered into at an arm’s length capacity.

PAYONEER GLOBAL INC.

The Warehouse Receivables Loan bears interest of LIBOR plus 9% annual and has a revolving maturity of 36 months from the commencement date with a payback period of an additional 6 months after the revolving maturity date. The initial borrowing commitment is $25,000 subject to increases at the Company’s request and lender’s discretion up to $100,000. Additional commitments will carry interest rates ranging from 7.75% to 7%. The Warehouse facility is secured by eligible capital advance receivables at an initial rate of 80% of the total value of the underlying capital advance receivable outstanding. The Company is subject to financial covenants including minimum tangible equity, solvency and unrestricted cash requirements that are assessed based on the Company’s consolidated financial statements.

As of September 30, 2021, we had $449 million of cash and cash equivalents and did not have any outstanding borrowings.

In addition, on July 22, 2020, Payoneer Inc. issued 3,500 shares of our Series 1 Senior Preferred Stock, a warrant to purchase up to 1,477,094 shares of common stock at an exercise price of $10.21 per share, and a warrant to purchase up to 2,954,188 shares of common stock at an exercise price of $0.01 per share for gross proceeds before issuance costs of $35 million. All warrants were exercised for shares of Payoneer Inc. common stock prior to the Reorganization. On July 23, 2021, we completed a full redemption of all outstanding shares of our Series 1 Senior Preferred Stock for approximately $39.8 million.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing, and financing activities for the following comparative periods.

	Nine months ended September 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$10,788	$18,873
Net cash used in investing activities	(4,539)	(45,880)
Net cash provided by financing activities	686,881	960,587
Effect of exchange rate changes on cash and cash equivalents	(1,350)	468
Change in cash	$691,780	$934,048

Operating Activities

Net cash provided by operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

The Company’s net loss for the nine months ended September 30, 2021 was $15.1 million after considering non-cash charges primarily consisting of $23.8 million in share-based compensation and $13.5 in depreciation and amortization expenses and $23.4 million in warranty liability revaluation as well as other non-cash items.

Net cash provided by operating activities was $10.8 million for the nine months ended September 30, 2021, a decrease of $8.1 million, compared to cash provided by operating activities of $18.9 million for the nine months ended September 30, 2020. This was driven primarily by fluctuations in current asset and liability balances particularly within other current assets, accounts receivable and other payables due to the timing of payments as well as other immaterial uses of cash.

Investing Activities

Net cash used in investing activities was $4.5 million for the nine months ended September 30, 2021, a decrease of $41.3 million, or 90%, compared to net cash used in investing activities for the nine months ended September 30, 2020. This was predominantly related

PAYONEER GLOBAL INC.

to $15.5 million used for the acquisition of Optile, net of cash acquired, in 2020, with no comparable activity during the nine months ended September 30, 2021.

Financing Activities

Net cash provided by financing activities was $686.9 million for the nine months ended September 30, 2021, a decrease of $273.7 million, or 28%, compared to $960.6 million for the nine months ended September 30, 2020. This predominantly relates a larger increase in outstanding operating balances during the previous period as well as funds associated with the Reverse Recapitalization and PIPE transaction, which totaled $394.0 million. The increase was partially offset by redemption of redeemable preferred stock in the amount of $39.8 million.

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

Volume

Volume refers to the value of payments successfully completed or enabled by our platform, not including orchestration transactions. Volume serves as a key metric for overall business activity, as growing volume is a key driver for our revenue growth.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in millions)
Volume	$13,615	$11,716	$40,535	$30,531

Volume grew 16% and 33% for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 driven by a combination of customer acquisition, new marketplace partnerships, and overall growth in digital commerce.

Revenue

The Company generates revenues mainly from transaction fees, which are generally driven by transaction volumes. Transaction fee revenue principally consists of fees for withdrawals and usage. In addition, the Company generates revenue from non-volume-based products and services which are based on a fixed fee. We believe that Revenue demonstrates our ability to monetize on volumes. Our revenues can be impacted by the following:

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

Adjusted EBITDA

In addition to our financial results determined in accordance with GAAP, we believe Adjusted EBITDA, as a non-GAAP measure, is useful in evaluating our operating performance. We use Adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial measure, when taken together with the corresponding GAAP financial measures, provides meaningful supplemental information regarding our performance by excluding certain items that

PAYONEER GLOBAL INC.

may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Adjusted EBITDA is helpful to our investors as it is a metric used by management in assessing our operating performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measure as a tool for comparison. A reconciliation is provided below for our non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measure and the reconciliation of this non-GAAP financial measure to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Net income (loss)	$837	$1,608	$(15,085)	$(12,531)
Depreciation & amortization	4,435	4,266	13,463	12,562
Taxes on income	662	1,931	5,590	6,731
Other financial expenses (income), net	3,306	(2,602)	6,865	(2,180)
EBITDA	9,240	5,203	10,833	4,582
Stock based compensation expenses(1)	8,590	3,023	23,557	8,183
Reorganization related expenses(2)	—	—	5,087	—
Share in losses of associated company	10	4	11	109
M&A related expenses(3)	(390)	—	(1,464)	—
Gain from change in fair value of Warrants(4)	(11,321)	—	(23,397)	—
Other non-recurring items(5)	—	(5,654)	—	(5,654)
Adjusted EBITDA	$6,129	$2,576	$14,627	$7,220

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

(5) Consists primarily of a non-recurring allowance outside of normal course of business due to liquidation of one of our providers.

Off Balance Sheet Obligations

As of the balance sheet date of September 30, 2021, the Company has not engaged in any off-balance sheet arrangements, as defined by Regulation S-K, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, results of operations or cash flows.

Critical Accounting Policies and Estimates

For more information, see “Payoneer Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s prospectus dated August 6, 2021 (the “Registration Statement”).

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, result of operations or cash flows is disclosed in Note 2 to our unaudited interim financial statement included elsewhere in this Quarterly Report on Form 10-Q.

PAYONEER GLOBAL INC.

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

Interest Rate Sensitivity

Our cash and cash equivalents as of September 30, 2021, were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments Additionally, we have the ability to hold these instruments until maturity, if necessary, to reduce our risk.

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

JOBS Act

We are an emerging growth company under the JOBS Act. The JOBS Act provides that an emerging growth company can delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company may become a large accelerated filer on the last day of its fiscal year 2022 and would no longer qualify as an EGC.

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of FTOC’s initial public offering or until Payoneer Global Inc. is no longer an “emerging growth company”, whichever is earlier.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PAYONEER GLOBAL INC.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A total of 409,988 restricted stock units and options to purchase common stock of the Company were settled or exercised, as applicable, pursuant to our equity incentive plans, during the quarterly period ended September 30, 2021. The above options exercise prices ranged from $0.01 to $3.90 per share.

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

A total of 218,798 shares of common stock of the Company were issued pursuant to the Optile acquisition consummated in 2020, during the quarterly period ended September 30, 2021.

The issuances of the securities described in the preceding paragraph was made in reliance upon the exemption from registration requirements pursuant to Section 4(a)(2) of the Securities Act. Such securities were issued as deferred consideration to the sellers pursuant to the terms of the Optile acquisition consummated in 2020, and the Company did not receive any proceeds from the issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

PAYONEER GLOBAL INC.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
10.1	Israeli Sub-Plan to Payoneer Global Inc. 2021 Omnibus Incentive Plan (included as Exhibit 99.2 to the Form S-8 filed with the SEC on September 9, 2021)
10.2	Receivables Loan and Security Agreement (included as Exhibit 1.1 to the Form 8-K filed with the SEC on November 3, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.
†

Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

PAYONEER GLOBAL INC.

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

Date: November 10th, 2021