Form 10-K
period 2021-12-31
Payoneer Global Inc.
filed 2022-03-03
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Payoneer Global Inc.

(Exact name of registrant as specified in its charter)

001-40547

(Commission file number)

Delaware	86-1778671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 W 30th St

New York, New York, 10001

(Address of principal executive offices) (Zip Code)

(212) 600-9272

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PAYO	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of common stock, $0.01 par value, at an exercise price of $11.50 per share	PAYOW	The Nasdaq Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	⌧	Smaller reporting company
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2021, the last business day of the registrant's most recently completed fiscal year, was $1,604,249,477.25 based upon the closing price reported for such date on the Nasdaq Global Market.

As of February 25, 2022, there were 341,834,302 shares of the registrant’s common stock, par value $0.01 per share outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”), including the information incorporated herein by reference, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and other similar words and expressions (or the negative version of such words or expressions) may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on the current expectations of Payoneer Global Inc.’s (“Payoneer”) management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” discussed and identified in public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by Payoneer, and the following:

●	the expected benefits of the Reorganization (as defined below);
●	our financial performance following the Reorganization;
●	the impact of the COVID-19 pandemic on our business and the actions we may take in response thereto;
●	the effect of legal, tax and regulatory changes; and
●	the outcome of any known and unknown litigation and regulatory proceedings.

Should one or more of these risks or uncertainties materialize or should any of the assumptions made by the management of Payoneer prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

All subsequent written and oral forward-looking statements concerning the Reorganization or other matters addressed in this Annual Report on Form 10-K and attributable to Payoneer or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K. Except to the extent required by applicable law or regulation, Payoneer undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business.

Unless the context otherwise requires, the “Company”, “Payoneer”, “we,” “our,” “us” and similar terms refer to Payoneer Inc. for the period prior to the Closing Date (as defined below) and to Payoneer Global Inc., for the period thereafter.

Overview

Payoneer is a global payment and commerce-enabling platform powering the growth of millions of digital businesses. We started Payoneer in 2005 with the belief that we could democratize access to global commerce for small and medium-sized businesses (SMBs), enabling anyone anywhere to participate and succeed in the digital economy.

To deliver on this mission, we have built a global financial platform that connects the world and makes global commerce local for businesses of all sizes. In 2021, Payoneer supported transactions in over 7,000 unique trade corridors as global digital commerce continues to expand to all corners of the world. We have developed a robust global platform that delivers bank-grade security, stability and redundancy combined with modern digital capabilities that interconnect the world on a single platform. We enable local settlement and redundancy in more than 100 countries and processed more than 300,000 new customer applications a month, on average, during 2021. All of this runs through our platform which is built on a modern technology infrastructure offering a broad product suite, supported by a global operations team, and leveraging data and machine learning capabilities to manage risk and support our customers.

Our cross-border payment solutions support an ecosystem of marketplaces and marketplace sellers around the world, making it possible for marketplaces to pay their sellers in over 190 countries and territories by simply connecting to Payoneer APIs and for sellers to get paid quickly, reliably, and cost-effectively. To support our solutions, we have a secure, regulated payment infrastructure platform that offers a global, multi-currency account to businesses of any size from almost every country. By connection to Payoneer, a marketplace has effectively connected themselves to the world.

While other providers of global payment services were focused on offering a limited set of services to large enterprises, Payoneer recognized the importance of offering services to both sides of two-sided commerce networks. We knew that marketplace sellers were SMBs that would need much more than just payment solutions in order to grow - they had all the same needs as other more traditional businesses, including managing their operations and employees, sourcing from suppliers, accessing capital, and acquiring customers. They needed to do all this in a geographically broad and increasingly complex digital environment.

We have built a broad ecosystem of marketplaces, sellers, gig workers, merchants, manufacturers, banks, suppliers, buyers and more. Since our founding, we have served millions of SMBs and digital enterprises. This ecosystem expands in many different ways. For example, Payoneer receives inbound requests from new marketplaces because Payoneer customers are requesting these marketplaces add Payoneer as a method of payment. Our partners are often keen to collaborate with us across a variety of categories, including ERP systems, logistics providers, sourcing platforms, tax providers and more. These partners provide value-added services relevant for network participants and often accept payments directly from our customers’ Payoneer accounts, simplifying cross-border trade. In 2021 we introduced Payoneer for Banks, a way for banks, mobile wallets and payment companies around the world to integrate to Payoneer APIs and embed Payoneer in their local online banking and mobile platforms for their customers. In addition, we started the roll-out of Payoneer Checkout, our merchant services product for SMBs, initially offering it to existing customers with an entity in Hong Kong, with plans to expand it to other regions in 2022.

We have built a meaningful brand in the global digital commerce ecosystem. This awareness allows us greater leverage with our marketing efforts. The majority of new customers that sign up to Payoneer come organically to our website, and we get many additional customers from customer referrals and via our partners. This reduces our cost of customer acquisition, improving the efficiency of our sales and marketing efforts.

We have sales teams based in key markets around the world, host dozens of virtual and physical events annually that attract tens of thousands of businesses to help them connect and learn about new growth opportunities, and market online in targeted channels. We measure the effectiveness of our spending by evaluating the “payback period” - the amount of time it takes for the revenues less the transaction expenses for a cohort of small business customers to exceed the sales and marketing expense to acquire those customers. On average, our payback period has been less than 12 months.

We have grown rapidly since our founding and continue to find new vectors for future growth. In the year ended December 31, 2021, our revenue grew by 37% compared to the year ended December 31, 2020. Revenue was $473.4 million and $345.6 million for the years ended December 31, 2021 and 2020, respectively.

The story of Payoneer is best told through the stories of our customers and partners, including small businesses, global marketplace platforms, mobile wallets and SaaS platforms that are changing the way we buy, sell, consume, engage, work, earn and learn in our increasingly digital and interconnected global world. What they all have in common is that they see a world of opportunity that is growing because of digitalization and creating unbounded potential to build and grow a successful business and leave a legacy. The following stories include some of the winners of the annual Payoneer Entrepreneurship Awards, and all illustrate how our customers and partners have gained value from their relationship with Payoneer:

●	Bukalapak, a leading marketplace and ecommerce platform based in Indonesia with 100-plus million customers and 13.5 million sellers, partnered with Payoneer as their first Mass Payouts partner to help facilitate their international expansion. They chose Payoneer because we’re uniquely positioned in the market, offering capabilities to enable seamless and secure payment solutions for their overseas sellers in Southeast Asia and beyond.
●	Vimo, a leading mobile wallet in Vietnam, joined our Payoneer for Banks program, which experienced triple-digit growth in both volumes and customer applications last year. Through the partnership, the best of Payoneer’s global capabilities are now integrated together into Vimo’s local offering in Vietnam.
●	AutoDS, a dropshipping platform headquartered in Israel, helps over 10,000 merchants throughout the US and Europe to automate their online sales processes. AutoDS relies upon Payoneer’s B2B AP/AR services to get paid by its clients, while integrating with our API to enable other Payoneer customers to pay with their account balance.
●	Candice Deepler from Australia is the founder of TrueSooth, a brand created by women for women, delivering solution-based breast pain relief products. They use Payoneer to get paid for their sales on ecommerce marketplaces in the US, as well as using B2B AP/AR to get paid for their B2B transactions with international wholesalers. They use the funds in their multi-currency account to pay their suppliers and use the Payoneer Digital Mastercard to pay for online business expenses.
●	Archana Garodia Gupta from India is the founder & CEO of Touchstone, a company that manufactures and exports jewellery and handicrafts to consumers arounds the world. Passionate about preserving and disseminating Indian heritage to the world, they combine the creativity of rural artisans together with the global reach of multiple ecommerce channels. The business has grown 15x over the last 4 years. They use Payoneer to get paid by global marketplaces and leverage our partner ecosystem to connect with logistics and taxation providers, while also using the Payoneer VAT service.
●	Guadalupe Rincón from Mexico is a partner at Ideaphilos Comunicacion, a global digital marketing agency. In 2021 they experienced 500% year-over-year growth, largely as a result of strong growth in the US and Canada. They use Payoneer’s B2B AP/AR services to bill their international customers and receive payments from Storyhunter, a Payoneer Mass Payouts customer that has built a platform connecting people with the top video creators around the world.

Global Trends: A Changing World Drives Unmet Needs and Opportunity

Since our founding, we have focused on and benefitted from several powerful secular trends that are creating massive new opportunities and driving the business need for new types of services and service providers.

Digitalization is Accelerating

Digitalization is accelerating, with more people and more businesses engaging a greater amount of their activities online than ever before, driving the rapid growth of digital commerce for businesses and consumers all over the world. Business-to business (“B2B”) digital commerce is even bigger than retail eCommerce and has grown even more quickly than consumer eCommerce, with B2B digital commerce expected to be $42.7 trillion by 2026.

Cross-border Commerce is a Substantial and Growing Portion of Digital Commerce

The growth of digitalization has also increased the ability for people and businesses in different places around the world to communicate, interact and transact. As a result, we have seen dramatic growth of cross-border activity of many types, including content consumption, communication, and commerce. This growth in cross-border commerce is changing the way buyers buy and sellers sell and increasing the opportunity and need for new payment and commerce-enabling solutions to support cross-border trading businesses. In addition, we believe there are continued growth opportunities for our platform, with cross-border eCommerce expected to grow at a compound annual growth rate of 14.7% between 2020 to 2027.

Marketplaces and Platform Ecosystems are Growing Rapidly

A key driver and beneficiary of these trends is the emergence of marketplaces and platforms as aggregators of digital commerce. They bring together large numbers of buyers and sellers from a wide range of geographies and across a variety of categories, including eCommerce, B2B, digital services, remote work, travel customer base, content creation, gaming, e-learning, accounting and more. Marketplaces and platforms represented over 62% of consumer digital commerce in 2020, according to Digital Commerce 360, growing faster than digital commerce in general. The marketplace business model has become very global and Payoneer now works with marketplaces and platforms in Asia, Europe, the Middle East, Africa, South America, North America, Australia, and more. We support these marketplaces in their relationships with sellers of goods, services, content, vacation rentals and more from over 190 countries and territories around the world.

Challenges Facing Global Merchants and Their Need for Better Solutions

Payoneer has built a global platform that connects the world together and democratizes access to the sophisticated financial services needed to build a successful business in the global digital economy. As technology and digital commerce evolve, businesses of all sizes around the world face a continuous need for innovative solutions. Historically, global payments, financial services, access to working capital and even access to growth opportunities were limited or not available to many businesses for some of the following reasons:

Lack of Access and Limited Global Coverage

Global payment technology has historically been readily available for large enterprises and not small businesses. In addition, emerging markets are further constrained given the limitations of local financial institutions to provide global coverage of banking and payment services. As a result, marketplaces and platforms similarly offered limited global coverage and small businesses were forced to seek alternative methods of payment.

Disconnected Offerings Require Businesses to Piece Together Global Solutions

Global businesses routinely have to deal with local requirements in each of the markets with which they trade, requiring them to manage multiple relationships globally and resulting in increased cost and delay. Establishing a banking relationship in each market, for example, is often hard to achieve, very time consuming and difficult to complete remotely, requiring meaningful investment. For digital businesses that operate online, it is difficult to find one partner that can help them cover the globe. To optimize their global business, digital merchants have needed to work with and manage multiple partners that are optimized for each region in which they sell.

Working Capital is Hard for Small Businesses to Access

The small business lending market is vast and underserved. According to the World Bank, small businesses in emerging markets have unmet working capital needs of more than $5.7 trillion, limiting their ability to expand. Financial institutions often have limited ability to effectively underwrite small businesses, making it difficult for small businesses to get working capital and making it more expensive for them when they do. These challenges exist in part because it is inherently difficult to assess the creditworthiness of small businesses. In addition, small businesses often seek small, short-term loans to fund short-term projects and investments, but traditional lenders may only offer loan products that feature large loan sizes, longer durations and rigid collateral requirements that are not well suited to their needs.

Limited Global Compliance and Risk Management Solutions, Especially for Emerging Markets

The constituents that support global digital activity must be able to meet complex compliance and risk requirements in addition to all the usual challenges of communicating in different languages and managing payments. To manage a global base of sellers requires a marketplace to implement a compliance program, address challenges of money laundering and terrorist financing and deal with complex risk management challenges. As a result, many marketplaces have historically limited the number of cross-border sellers and the number of countries from which sellers can join. There are few solutions available to deal with these challenges on a multi-national basis, and the solutions that have begun to emerge are neither comprehensive nor uniform in their geographic coverage or quality. This creates challenges for financial institutions and other companies that look to serve these global companies. Most traditional financial institutions and even modern fintech companies lack experience in emerging markets and the ability to manage scaled customer onboarding and risk management to cover the world.

The Payoneer Platform and Commerce-Enabling Ecosystem

Payments are at the heart of commerce and are the foundation of our ecosystem. Many of our customers interact in networks where both parties are Payoneer customers and by operating together on the Payoneer platform they are able to transact seamlessly, in real-time. Every payment a business accepts or makes also creates an opportunity to develop a deeper understanding of their business. We use these insights to build additional services, which in turn accelerate commercial activity, increase volume, bring more customers into our network, and further strengthen our ecosystem. The power of the Payoneer Platform emanates from the following components:

Platform that Enables Global B2B

The Payoneer platform is built to serve businesses of all sizes and be a true enabler of global B2B commerce. The opportunity is vast with B2B commerce representing a large market than consumer commerce globally. Our platform can onboard businesses of all sizes from over 190 countries and territories and provides them access to financial services that are frictionless, interconnected and natively global and digital.

Connect and Monetize Two-Sided Networks

Our robust suite of solutions attracts more marketplaces, which in turn attract more SMBs, creating a self-reinforcing cycle that continues to drive our growth. Network effects also drive unique value for customers and create greater stickiness with existing customers. For example, in some cases we enable SMBs to refer other SMBs to sign up for Payoneer and receive compensation for successful referrals, enabling us to tap into networks of SMBs in the natural way they organize, either in the various markets, by country or by other common interest. We have also developed services that enable SMBs to transact more efficiently through Payoneer when both parties are Payoneer customers.

Robust and Scalable Compliance, Risk & Regulatory Infrastructure

We implement a comprehensive Anti-Money Laundering/Combatting Terrorist Financing (AML/CTF) and Sanctions Program in compliance with the laws of the jurisdictions where Payoneer is regulated. Through our AML/CTF program we manage the compliant onboarding and ongoing monitoring of our customers, who come from more than 190 countries and territories worldwide. Our Know Your Customer (KYC) and Customer Due Diligence (CDD) processes are managed through a proprietary infrastructure and dedicated team, combining automated tools and operational processes with regular audits and reviews to test and monitor for compliance. Our compliance systems and processes are highly scalable and adaptable. We have also built a sophisticated risk management infrastructure to address the risks of digital commerce and a global risk management platform to manage the risks of supporting billions of dollars of volume in over 7,000 trade corridors globally for millions of platform participants. As of December 31, 2021, we are in good standing in all of the jurisdictions in which we operate around the world.

We are regulated as a non-bank financial institution in key markets around the world, namely the United States, Europe, Hong Kong, Japan and Australia. In the United States, we are registered as a Money Service Business and are licensed as a Money Transmitter in all U.S. states in which such licenses are necessary and the District of Columbia and Puerto Rico. We also have regulatory authorizations in India, where we act as an Online Payment Gateway Service Provider, approved by the Reserve Bank of India. Payoneer Europe Limited is an authorized e-money institution in Ireland covering the European Economic Area (EEA) and the United Kingdom and holds a license with Mastercard to issue cards. Payoneer Hong Kong Limited is a licensed Money Services Operator with the Customs and Excise Department in Hong Kong. Payoneer Japan Limited is a Registered Fund Transfer Service Provider with the Kanto Finance Bureau in Japan. Payoneer Australia Pty Limited is licensed by the Australian Securities and Investment Commission to deal in non-cash payment products Payoneer terms and conditions are provided to our customers from one or more of our regulated entities, each of which is obligated to implement compliance programs, protect customer funds and meet the other regulatory obligations under the supervision and oversight of the local regulators.

Drive Growth Through Modern Technology and Global Service Delivery

Payoneer delivers technology-based services to our customers through a proprietary modern technology infrastructure that includes robust and secure application programming interfaces (“APIs”) as well as web and mobile applications and machine learning infrastructure. Our platform supports millions of transactions and hundreds of thousands of new applicants monthly and tens of billions of dollars of volume annually. We build and maintain most of the systems we use to deliver service to our customers, including our customer-facing systems, back office systems, risks management and compliance systems. We rely on a wide range of third-party systems for specialized capabilities, which are integrated into our proprietary platform. We make significant investments in cybersecurity infrastructure and processes to protect our systems and data from breaches.

Trusted Brand Supported by Local Teams

In 2021, Payoneer hosted over 150 physical and virtual events all over the world with tens of thousands of participants. These events are geared towards growing businesses that are looking to learn new ways to expand and get connected to our ecosystem of partners. We create unique content, combining our data, customer surveys and expert analysis to emphasize trust, empowerment, partnership and connection to the world. We reinforce this commitment with our global and local teams that provide support and produce resources that focus on addressing key questions, opportunities and challenges for our customers.

Data Creates Competitive Advantages and Delivers Value to Customers

We have built machine-learning models leveraging the data that we collect in the ordinary course of our operations and services, in each case, in a manner compliant with applicable privacy and data protection rules and regulations, enabling us to make informed predictions to better serve our customers’ needs. For instance, we apply our machine-learning models in key areas, such as lifetime value assessment, risk management and working capital underwriting. These models enable us to offer new valuable solutions, drive growth and improve our profitability. We believe this data has a virtuous cycle and can create a sustainable advantage as these data insights enable us to do more business in a better way, which then provides even more data that we can use to further refine and enhance our capabilities and performance.

Global Coverage & Localized Operations

Payoneer’s customers come from over 190 countries and territories. To effectively serve this global customer base, we have teams in more than 24 developed and emerging markets, including primary teams in the US, Israel, Hong Kong, Philippines and China that provide operational support. These teams provide 24x7 customer care in dozens of languages across multiple channels (mobile, online, chat, email, phone and social media). Our broad range of support includes customer care, account management, customer approvals, payment review and approvals, risk management, card operations, customer implementations and configuration management. In addition, we have extensive infrastructure to support our enterprise accounts in each of the jurisdictions in which we operate. As a result, we are able to truly cover the world for our customers, ensuring no matter where they come from or where they do business, we can help make global business local for them.

Sophisticated Global Banking and Treasury Infrastructure

With customers coming from and doing business all over the world, Payoneer has invested significantly in building a proprietary global banking infrastructure. We work with more than 80 banks and payment providers and are connected into well over 100 local clearing systems through which we can deliver payments locally to customers, in exact amounts, in their local currency. We have invested heavily in innovative and reliable systems, including our Smart Routing Platform and a global treasury team, which automates global payment routing while ensuring that we maintain an appropriate amount of money in the right jurisdictions to support anticipated transaction activity. In addition, we focus on redundancy in our global infrastructure, providing us with multiple ways to settle to customers in over 100 countries.

Product, Solutions and Technology

As digital commerce becomes more pervasive and more global, we find our customers expressing a need for an increasingly broad range of services to enable them to grow, address their challenges and capitalize on their opportunities. Many of them look at Payoneer as their primary financial partner supporting their global business. We aim to have all Payoneer services feature the following key characteristics:

●	Democratized Access. We design products and services that are accessible to any business of any size, anywhere in the world.

●	Global. We design our products to cover the whole world, enabling customers to come from virtually any country in the world and to know they can substantially support all their business needs everywhere in the world, regardless of where their business grows.

●	Trusted and Secure. We recognize that we are in the trust business and therefore invest significantly to have a secure, robust, redundant infrastructure that meets the highest of standards for financial institutions in critical areas like cybersecurity, protection of customer funds, redundancy of banking and technology infrastructure and regulatory licensing.

●	Compliant. We deliver services that are compliant with financial regulations. Many of our services are regulated and require us to build complex processes. With a large number of customers from a large number of countries, this is a challenge in which we invest considerably to deliver for our customers.

●	Fair. We aim to deliver services that bring real value and are priced fairly. We seek to maintain a long-term perspective in our decision-making and believe that, typically, what is good for the long-term success of our customers will be good for us.

●	Growth-focused. We deliver services that help businesses to grow and succeed in global commerce, reducing friction and enabling our customers to more easily identify and pursue new opportunities for expansion.

Since our founding, we have been building and extending our platform, working collaboratively with enterprises and SMBs that have been at the forefront of digital commerce. The result is a unique global platform built for modern digital business, able to support a wide range of customers and meet their vast and growing needs.

Global Marketplace Payments

Payoneer provides marketplaces and other enterprises with Mass Payout services via APIs and online application. These Mass Payout services enable enterprises to pay sellers across the world with a broad set of localized payment methods including local bank payments, international wires, mobile wallets, physical and virtual cards and paper checks, and enable them to pay in local currencies and directly into bank accounts.

B2B Accounts Payable / Accounts Receivable (AP/AR) Services

Payoneer offers B2B AP/AR services to enable SMBs the ability to pay and get paid by their trading partners around the world quickly, locally and cost-effectively. These include enabling SMBs to pay their suppliers one by one or in bulk, create and manage invoices, bill customers and multiple global and local payment methods that enable buyers to pay with convenient local payment methods, regardless of where the seller comes from.

Global Multi-Currency Account

The core Global Multi-Currency Payoneer Account enables SMBs to receive payments in multiple currencies. Our SMB customers can receive funds from marketplaces, buyers, trading partners and more, often in the country in which their buyer is located and denominated in the buyer’s home currency. Once the funds are in the Global Multi-Currency Account, they are available to the customer in the currency in which they were originally received and free to use as the customer decides, including repatriating to their home market, withdrawing into a local bank account or paying their suppliers.

Physical & Virtual Network-Branded Cards

Payoneer SMB customers can use physical or virtual cards to access the balances in their Payoneer account. Some of our customers use physical cards to access their funds through local ATM networks, make purchases online and in-store at local businesses or pay business expenses. Our Digital Purchasing Card, launched in late 2020 in partnership with Mastercard, is a virtual commercial card product designed for our customers to make purchases for their key expenses.

Working Capital

Payoneer has introduced services to provide SMBs with access to working capital with amounts advanced ranging from $50 to more than $1 million. We leverage machine learning models and underwriting processes that enable us to effectively manage risk while providing a valuable service to our customers. We fund these obligations through a mix of balance sheet cash and bank credit facilities.

Merchant Services

Payoneer has a merchant services offering for both enterprises and SMBs.

●	Payoneer Checkout is a new offering that enables SMBs to accept payments on their Webstores from buyers globally. Funds are consolidated in their Payoneer multi-currency account, enabling SMB customers to unify their business across sales channels and better track all their global sales activities. The product went live in Hong Kong and is expected to be rolled out to additional regions in 2022.
●	Payoneer also provides enterprises with cloud-based payment technology that optimizes global payments by integrating all payment providers, payment methods and payment management globally into a unified technology infrastructure. This enables customers to have simpler management and reconciliation, more flexibility, increased redundancy and improved payment experiences.

Tax Services

We offer several Tax Services to empower our customers to better automate the management of their tax obligations, including the ability to collect US tax forms, manage withholding and pay VAT obligations in several foreign markets.

Compliance & Risk Services

We offer services that enable digital enterprises to make payments to their customers without having the need to be regulated themselves. These digital enterprises offload the compliance and regulatory burden, which reduces their operating costs and allows them to focus on their core business.

Growth Solutions - Green Channel

Green Channel is a matching and onboarding program designed to connect marketplaces with top merchants that have been pre-screened by our robust fraud prevention and compliance capabilities. The service empowers marketplaces to grow their inventory rapidly by bringing on high-quality cross-border sellers, while also helping those sellers to expand into new markets quickly and seamlessly, creating a trusted ecosystem for cross-border business.

ERP and Partner Integrations

As a technology-driven platform, Payoneer integrates with a wide range of partners to extend the Payoneer ecosystem and deliver more value to our customers. We use APIs to integrate with a wide variety of partners across categories that include accounting software providers, ERP systems, logistics companies, sourcing platforms, mobile wallets, advertising platforms, marketplaces and more. These APIs integrations and partnerships enable us to provide a range of important functionality including:

●	integrating Payoneer into the systems our customers use to operate their businesses, allowing them to see their transaction data and order management data in one place;

●enabling partners to provide us with supplemental data to use for underwriting working capital;

●	to facilitate our partners to debit the balances of Payoneer customers to make purchases or to settle into their bank accounts; and

●to initiate invoicing or payments through Payoneer from accounting software systems.

Payoneer for Banks

Payoneer for Banks enables banks, mobile wallets, neobanks and other providers of services to SMBs to partner with Payoneer. Through Payoneer for Banks, partners on four continents now offer their customers the ability to sign up for Payoneer and access their Payoneer Global Multi-currency Account through their online account or mobile app and to settle funds in near-real time 24x7x365 from Payoneer directly into their local bank account. Payoneer for Banks partners integrate Payoneer APIs to embed Payoneer services into their technology.

Our Customers

We serve digital businesses of all sizes from all around the world. As commerce becomes increasingly digital and global, we continue to expand our portfolio of services to an ever-expanding target universe. We address our customers differently based on their size, location and needs. Our main target customers include digital enterprises and SMBs.

Digital Enterprises

Payoneer serves multiple types of digital enterprises including marketplaces, platforms and online merchants. Payoneer is a trusted provider of financial services with a strong track record of working with the largest, most sophisticated companies in the world. Payoneer currently works with 9 of the 25 most valuable companies in the world by market capitalization.

Small and Medium Sized Businesses (SMBs)

Payoneer serves SMBs worldwide, ranging in size from freelancers and sole traders all the way through mid-sized businesses and manufacturers with more than one thousand employees and $100 million in annual revenues. These SMBs have similar financial needs to larger companies, including the need to find customers, manage their business, quickly and reliably get paid and make cost-effective payments everywhere they do business, manage their supply chain, identify new growth opportunities, access capital and manage risk. Payoneer provides a broad range of services to enable SMBs to more easily build, manage and grow their business globally.

Our Growth Strategy

Leverage Market Momentum and Scale

We see exciting opportunities to continue to grow in marketplace ecosystems, with both marketplaces and marketplace sellers, as well as with B2B AP/AR. These represent large market opportunities with strong growth trends and in which we believe Payoneer has competitive advantages that position us to continue to grow for years to come. These are also businesses of a large enough scale for Payoneer that we expect these will be the primary drivers of volume and revenue growth for Payoneer in the near term.

Marketplace Ecosystems - We see huge opportunities to continue to grow as a key partner for marketplaces and SMB marketplace sellers around the world. We believe the market of cross-border marketplace payouts is expected to grow by 20 to 30 percent each year in the next few years. Our growth strategy for marketplace ecosystems leverages our unique global footprint, network of marketplaces and SMBs, compliance and risk capabilities. These are growth-enabling tools that enable us to (i) grow volume with our existing marketplace ecosystems as those marketplaces and ecosystems continue to grow; (ii) secure relationships with additional marketplaces, including social and other consumer internet platforms that have announced their intention to become marketplaces, to grow volume and provide additional channels for Payoneer’s SMBs to grow; (iii) expand to new categories (iv) help consumer platforms scale up their eCommerce capabilities by introducing SMB relationships through our Green Channel program; and (v) expand the range of services we provide to marketplaces.

Scale B2B AP/AR Services - We believe that we are in the very early stages of building our B2B AP/AR business and that there are many growth opportunities ahead. To enable these opportunities, we have integrated B2B AP/AR into our global SMB sales efforts and are securing relationships with larger sellers. We have also created APIs that enables partners to integrate the B2B AP/AR services into their SaaS offerings for their customers; we continue to add more ways for buyers to pay and sellers to get paid like global wires and open banking in Europe; and we continue to improve customer experience and risk management. There are important network effects on the B2B AP/AR services. These network effects contribute to Payoneer’s low cost of customer acquisition and positive volume retention, as network effects create stickiness that keep customers on our platform.

Expand Partnership Ecosystems

As a global platform that has attracted millions of customers around the world, we have been building momentum with many different types of partners that (i) deliver more value and improved customer experience for Payoneer customers; and (ii) accelerate cost-effective acquisition of new customers. We have partnered with SaaS platforms, mobile wallets, banks, marketplaces, advertising platforms, accounting firms, logistics companies and sourcing platforms, among others. These partnerships cover a broad range of activities including collaborating with marketplaces and SaaS platforms to offer Working Capital to SMBs; working with a leading sourcing platform to enable customers to source goods directly through their Payoneer Account; partnering with a global bank to leverage our merchant services platform to secure important new customer relationships; and collaborating with a leading SMB accounting software platform to offer integrated services.

Product Extension to Deliver More Value to Existing Customers and Target New Customers

We are making meaningful investments in additional growth opportunities that we believe will deliver significant value to our existing customers and also enable Payoneer to target large pools of new customers around the world. Three growth opportunities we are actively investing in are Merchant Services, Working Capital and Commercial Cards. Each of these represents a very large market opportunity and we believe we are well-positioned to leverage our global platform, brand, sales teams, compliance and risk capabilities and more to scale these and deliver unique value to customers. While we expect these to collectively consume meaningful investment dollars over the next few years, they are an important part of how we will continue to scale our global platform and revenues over the next several years. These new services are expected to help us to further accelerate our payback period for new customers and drive more value per customer.

Pursue Strategic M&A

Following our acquisition of optile GmbH (now, Payoneer Germany GmbH) (“optile”) in 2020, we believe there are many opportunities to leverage our global platform, regulatory and compliance infrastructure, technology, brand and team to deliver more value to more customers more quickly if we supplement our organic product development with targeted acquisitions that add new capabilities or drive greater efficiency to our platform. In addition, we have a large SMB customer base that maintains long-term relationships with Payoneer, which offers us the opportunity to acquire companies with synergistic product offerings for our customers. We have built a team to lead our efforts to identify strategic growth opportunities that we believe are best suited to pursue through acquisition.

Competition

Payoneer operates in very large markets with a very broad set of competition. The most common competition for Payoneer are checks and wires, which are still the most used methods of B2B payments. The universe of competition includes payment methods like checks, wires, mobile wallets, network-branded physical and virtual cards, local clearing providers, open banking services and alternative payment methods.

There are also myriad types of payment providers that offer global payment services including global treasury banks that serve large corporate accounts; small local banks that focus on serving local SMBs; FX companies that focus on serving SMB importers and exporters; global digital payment platforms like PayPal or Ant Group; global card networks; Neobanks; SMB-focused B2B payment providers like Bill.com; mass payout service providers that specialize at providing services to enterprises and marketplaces, SMB AP/AR SaaS providers; merchant service providers that sell services to marketplaces like Adyen, Braintree and Stripe; and local companies that focus on enabling SMBs in one or more local markets to sell on digital marketplaces globally. For example, in China we face competition from a number of local payment providers. In some cases, marketplaces will provide their own payment capabilities to support payments to sellers.

While competitive factors and their relative importance can vary based on the size, the industry and the geographic reach of our partners and merchants, we believe we compete primarily on the basis of the quality and functionality of our platform, customer service, data security, pricing and innovation. We believe we compete favorably with respect to all of these factors.

Regulation

Payments Regulation. Various laws and regulations govern the payments industry in the U.S. and globally. Payoneer is licensed in multiple jurisdictions and serves customers in over 190 countries and territories worldwide, from such licensed locations. Payoneer Inc. is a Money Service Business registered with the U.S. Treasury’s Financial Crimes Enforcement Network (FinCEN). Payoneer Inc. is a licensed money transmitter under the laws of all U.S. states where such license is necessary, the District of Columbia and Puerto Rico. The Money Transmitter license for Nevada is held by Payoneer US LLC, a subsidiary of Payoneer Inc. due to Nevada’s requirements. These licenses support the full range of Payoneer Account and Mass Payout/Enterprise payment services and among other things, subject us to reporting requirements, bonding requirements, limitations on the investment of customer funds and inspection by state regulatory agencies.

Outside the U.S., we provide localized versions of our services to customers through various foreign subsidiaries. The activities of those non-U.S. entities are, or may be, supervised by a financial regulatory authority in the jurisdictions in which they operate and under which they are licensed to provide services. For example, in Europe we are licensed in Ireland by the Central Bank of Ireland (authorized pursuant to EU passporting rules to provide payment services under its license in all countries in the European Economic

Area). These regulatory authorities include, the Australian Securities and Investment Commission in Australia, the Customs and Excise Department in Hong Kong, and the Kanto Finance Bureau in Japan. Payoneer Inc. also acts as an Online Payment Gateway Service Provider (OPGSP) approved by the Reserve Bank of India, for the purpose of facilitating import and export payments for Indian residents. This list is not exhaustive, as there are numerous other regulatory agencies that have or may assert jurisdiction. The laws and regulations applicable to the payments industry in any given jurisdiction are subject to interpretation and change.

Numerous laws and regulations govern the payments industry in the U.S. and internationally. Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to U.S. federal, state and foreign laws and regulations. As a cross-border digital payment platform, our business includes the facilitation, through our global bank and partner network, of the acceptance and/or payout of funds. As such, we are subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate, including (but not limited to) those governing payment services (including payment processing and settlement services), stored value, cross-border and domestic money transmission, factoring, foreign exchange, banking secrecy, anti-money laundering, and counter-terrorist financing. The legal and regulatory requirements applicable to us are extensive, complex, frequently changing, and increasing in number, and may impose overlapping and/or conflicting requirements or obligations.

Where we do not have an operational licensed subsidiary, Payoneer typically relies on locally-licensed or regulated banks and payment partners to facilitate transactions in certain jurisdictions where Payoneer is not locally regulated. In certain of these jurisdictions, Payoneer maintains its own bank accounts or a pool of funds with a local partner.

For customers that come from China, Payoneer operates by providing the offshore/non-resident part of the service being provided under the regulatory framework of Payoneer Inc. and the settlement leg in China being supported by entities regulated by the People’s Bank of China (“PBOC”) that are Payoneer partners, such as banks and payment service providers. Payoneer Research & Development Ltd., Payoneer’s Israeli subsidiary, established a joint venture company with Chinese partners and that joint venture company applied to the PBOC for a domestic Payment Service Provider license and has been engaging with the PBOC on the application process, which is still in process. As of now, there is no specific date or deadline to require foreign and/or Chinese payment service providers partnering with foreign payment service providers to change their service framework, or for the approval of the license application of the joint venture.

We are also subject to laws and regulations that apply to businesses in general, such as those relating to employment, consumer protection, worker confidentiality obligations and taxation. As an online business, we are also subject to laws and regulations governing the internet, such as those relating to intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, search engines and internet tracking technologies, and could be affected by potential changes to laws and regulations that affect the growth, popularity or use of the internet, including with respect to net neutrality and taxation on the use of the internet or eCommerce transactions.

Compliance with KYC Requirements. Payoneer Inc. and its licensed subsidiaries are committed to compliance with all applicable customer identification regulatory requirements. We are committed to preventing the use of our financial products by persons who seek to launder the proceeds of criminal activity, finance terrorism, or conduct other criminal acts. The risk of abuse is presented in large part through customers. Payoneer makes reasonable efforts appropriate to the circumstances to know its customers. Therefore, Payoneer has adopted a “Know Your Customer” (“KYC”) program to assist in managing its Anti-Money Laundering/Counter-Terrorism Financing (“AML/CTF”) risk.

The KYC program is a critical component of the AML/CTF Program. KYC embodies the concept that, in order to identify what is unusual activity for a customer, one must have established a sufficient understanding of what is usual and expected activity, consistent with the purpose and intended usage of the account relationship. Activity that is outside the norm or inconsistent with an institution’s understanding may be suspicious and require reporting to authorities.

Payoneer’s KYC program includes: (i) policies and procedures for collecting and verifying information on the identity of customers; (ii) policies and procedures for gathering further information about customers to gain a better understanding of the relationship and anticipated transaction activity; and (iii) policies and procedures for monitoring customer activity throughout the lifecycle of the relationship.

Our Customer Approval Policy is informed by our AML/CTF Risk Assessment, which determines the level of AML/CTF risk posed to Payoneer by its product offerings, customer base, business geographies, distribution channels, and technologies, as well as the effectiveness of Payoneer’s compliance-related controls, policies, and procedures in mitigating these risks. Such risks stem from applicable legal/regulatory requirements, the nature of Payoneer products/services (including features, customers and geographic reach) and the record of actual performance of the Payoneer AML/CTF compliance program. These risks are mitigated, among other controls, by the KYC controls and requirements outlined in this document.

This Customer Approval Policy constitutes an integral part of Payoneer’s AML/CTF program and outlines our responsibilities with respect to applicable KYC requirements as detailed in pertinent US laws, regulations, and statutes, including the Bank Secrecy Act (“BSA”), the USA PATRIOT Act, and in the relevant laws, regulations, and statutes of jurisdictions where Payoneer holds a local license.

Data Protection & Privacy Regulations: As a company operating a global cross-border digital payment platform, we collect, process, store, share, disclose, transfer, retain and/or use personal information and other data in connection with conducting our business, including for purposes of marketing our services and products via the phone, email and text messages and verifying the identity of individuals within the framework of our know your customer (KYC) processes, which processes are required as part of our robust, risk-based compliance program that addresses the regulatory requirements of each country involved in a cross-border payment on our platform. Consequently, our business is subject globally to a number of complex laws and regulations governing data privacy and security, including with respect to such collection, processing, storage, sharing, disclosure, transfer, retention and use of personal information and other data.

The data privacy and security laws and regulations to which our business is subject may apply to personal information and data concerning our customers, employees or other third parties who interact with us, and include the California Consumer Privacy Act of 2018, the Personal Information Protection and Electronic Documents Act, the CAN-SPAM Act, Canada Anti-Spam Law, the Telephone Consumer Protection Act, Section 5(c) of the Federal Trade Commission Act, the European Union’s Regulation (EU) 2016/679 of the European Parliament and of the Council of 27 April 2016 on the protection of natural persons with regard to the processing of personal data and on the free movement of such data, and repealing Directive 95/46/EC (General Data Protection Regulation), or the GDPR, and other laws, enactments, regulations or orders transposing, implementing, adopting, supplementing or derogating from, the GDPR in each European Economic Area Member State, including the Irish Data Protection Act 2018, the European e-Privacy Directive currently implemented through national European laws in connection with the respect for private life and the protection of personal data in electronic communications (which is expected to be replaced by the European e-Privacy Regulation, which is still under development), GDPR as transposed into the United Kingdom national law by operation of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019, together with the Data Protection Act 2018, the Privacy and Electronic Communications (EC Directive) Regulations 2003 (as amended) and other data protection or privacy legislation in force from time to time in the United Kingdom, the Data Security Law of the People's Republic of China and Personal Information Protection Law of the People's Republic of China, Brazil’s Lei Geral de Proteção de Dados Pessoais (LGPD), the Australian Privacy Act of 1988 and Japan’s Act on the Protection of Personal Information. These laws and their implementing regulations generally restrict certain collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for the safeguarding and proper destruction of personal information and may impose obligations to provide notification of security breaches affecting personal information.

The burdens imposed by these and other laws and regulations that may be enacted, or by new interpretations of existing laws and regulations, may require us to modify our data processing practices, agreements and policies and to incur substantial costs in order to comply with this ever-evolving regulatory landscape. We implement a variety of technical and organizational security measures and other measures to protect the data we process, including data pertaining to our customers, employees and business partners, but despite the measures we put in place, we may be unable to anticipate or prevent unauthorized access to such data.

Additionally, such laws and regulations may be inconsistent across jurisdictions or conflict with other rules. The applicability of these laws and regulations to us, and their scope and interpretation, are often uncertain, particularly with respect to laws and regulations outside the United States. Because the laws and regulations governing payment services and data privacy and security are constantly evolving and striving to keep pace with innovations in technology and media, it is possible that we may need to materially alter the way we conduct some parts of our business activities or we may be prohibited from conducting such activities altogether at some point in the future. For additional information regarding some of the risks relating to data privacy and security, see “Risk factors - Regulatory Risks Related to Payoneer - Our business is subject to complex and evolving regulations and oversight, in relation to privacy and data protection. Failure to comply with applicable data protection laws and regulations could subject us to fines and reputational harm.”

Human Capital

We are a company for entrepreneurs built by entrepreneurs. The people who work at Payoneer define Payoneer and enable our customers to participate in the global economy. As of December 31, 2021, our workforce consisted of 1,871 people in 36 locations across 32 countries. Our team draws from 58 nationalities, with a broad spectrum of backgrounds and experiences, across technology, financial services and other areas. We foster an entrepreneurial culture so that we may remain focused and innovative over time to ensure success as a trusted partner to our customers.

Our Global Team, Culture and Values

We believe the employees and culture of Payoneer are critical to our success and our ability to grow our business, support our customers and deliver shareholder value. We celebrate diversity and the cultures of the world represented by our customers and employees. Our goal is to create an environment in which each employee feels comfortable being exactly who they are, where they are connected to something bigger than themselves and are given the support and opportunity to be the best they can be. We foster an environment that is defined by tolerance and caring for our fellow employees and our customers.

We aim to maintain a long-term, balanced approach to decision-making, and believe that what is good for our employees will be good for our customers and for our shareholders.

We believe our commitment to a core set of values cultivates a unique culture and a sustainable competitive advantage. The following six core values permeate every part of Payoneer, including our people, our platform and our business:

Inclusion: We go beyond borders. We believe that everyone, regardless of location and culture, deserves an equal opportunity to succeed and that the world is richer thanks to diversity.

Action: We go beyond limits. We are creative problem solvers with a bias in favor of taking action. We do not let anything get in the way of going the extra mile to bring value to our customers.

Passion: We go beyond care. We aim to make a positive impact in the lives of our customers by partnering with them to identify and meet their business needs and continually exceed expectations.

Excellence: We go beyond the expected. We boldly strive to maintain consistency in delivering a superior experience and service and remind ourselves that we can always do more for our customers.

Transparency: We go beyond trust. We value integrity and honesty and are working constantly to encourage open communication both within our teams and with our customers.

Humility: We go beyond assumptions. We acknowledge that we are only here thanks to our customers and are inspired by their entrepreneurial spirit. We are a global team that care for and respect one another and share a strong sense of responsibility to serve our customers.

These values are central to Payoneer and not only form the basis for how we recruit and evaluate performance, but also demonstrate how we are able to harness the collective talent of our employees and empower our partners around the world.

Employee Wellness

Our employees are our most valuable strength at Payoneer so we invest heavily in attracting and retaining our talented employees. We are highly focused on the health, safety and wellbeing of our employees, providing them with access to a wide-reaching support network that prioritizes both physical and mental health and wellness. In response to the COVID-19 pandemic, our internal policies have put employee welfare far ahead of any other considerations. We provide remote working flexibility, offering a safe office environment in compliance with relevant local regulations, and the option to work from home.

Total rewards

Payoneer is a people-centric company that rewards employees for our shared success. From a total rewards perspective, Payoneer offers a compensation and benefits package that is scalable, sustainable and equitable. The principle behind our total rewards approach is to attract, retain and engage top talent in a manner that will drive desired behaviors and increase business performance while nurturing the wellbeing of our employees and their families. In so doing, we have built a governed framework that measures and monitors total rewards expenses in a fiscally responsible manner. Our annual compensation planning takes place right after our year-end performance review process where employees and managers share feedback to facilitate professional and career development and set professional and development goals for the year to come.

Intellectual Property

The protection of our intellectual property rights is an important aspect of our business, and substantially all of our material intellectual property rights are developed in-house. We rely on a combination of trade secrets and know-how, trademark and copyright laws, confidentiality agreements, and technical measures to establish, maintain and protect our intellectual property rights and technology, including our brand and platform. We have registered our brand name as a trademark and domain names, in each case, in the United States and a number of other jurisdictions. We do not have any issued patents.

We consider our digital payment platform, which provides payment, financial, merchant, working capital and other services to companies, marketplaces, eCommerce sellers and others, to be our proprietary technology. The development and management of our platform require sophisticated coordination among many specialized employees. We believe that duplication of this coordination by competitors or individuals seeking to copy our platform would be difficult. To protect our technology and our platform, we implement multiple layers of security and provide our service offerings from duplicate data centers in two jurisdictions.

We also enter into confidentiality and invention assignment agreements with our employees and enter into confidentiality agreements with third parties to control access to, and the use and disclosure of, our confidential information. However, our contractual provisions may not always be effective at preventing unauthorized parties from obtaining our intellectual property rights and proprietary technologies or disclosing our confidential information. Likewise, intellectual property laws, procedures, and restrictions provide only limited protection and any of our intellectual property or proprietary rights may be challenged, invalidated, circumvented, infringed, misappropriated or otherwise violated. For additional information regarding some of the risks relating to our intellectual property rights, see “Risk factors - Risks Related to Our Business and Industry.”

Available Information

Our website is www.payoneer.com. The information found on, or that can be accessed from or that is hyperlinked to, our website is not part of or incorporated by reference into this Annual Report on Form 10-K. We file or furnish annual, quarterly and current reports, proxy statements and other information with the SEC. You may obtain a copy of any of these reports, free of charge, from the Investors Relations section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that also contains these reports at: www.sec.gov. In addition, copies of our annual report will be made available, free of charge, on written request to us.

Business Combination with FTAC Olympus Acquisition Corp.

On June 25, 2021 (the “Closing Date”), FTAC Olympus Acquisition Corp., a Delaware corporation consummated a Reorganization with us (the “Reorganization”). Pursuant to the Reorganization Agreement (as defined below), prior to the Closing Date and prior to the Reorganization, FTAC Olympus Acquisition Corp. changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. In connection with the closing of the Reorganization, we changed our name to Payoneer Global Inc. Following the Reorganization, we became a publicly traded company, with our subsidiary Payoneer Inc. continuing the existing business operations.

References to the Reorganization Agreement shall mean that certain Agreement and Plan of Reorganization dated February 3, 2021 (as amended on February 16, 2021, May 10, 2021 and June 22, 2021, the “Reorganization Agreement”), by and among FTAC Olympus Acquisition Corp., New Starship Parent Inc. (later renamed Payoneer Global Inc.), Starship Merger Sub I Inc., a Delaware corporation and wholly owned subsidiary of New Starship Parent Inc., Starship Merger Sub II Inc., a Delaware corporation and wholly owned subsidiary of New Starship Parent Inc., and Payoneer Inc.

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations. The risk factors described below should be read together with the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC.

Summary of the Material Risks Associated with Our Business

These risks include, but are not limited to, the following:

●	Our business depends on our strong and trusted brand, and failure to maintain and protect our brand, or any damage to our reputation, or the reputation of our partners, could adversely affect our business, financial condition or results of operations.
●	Our success depends on our ability to develop products and services to address the rapidly evolving markets that we serve, and if we are not able to implement successful enhancements and new features for our products and services, we could lose customers or have trouble attracting new customers, and our ability to grow may be limited.
●	Substantial and increasingly intense competition in the worldwide financial services and payments industry, including on pricing and payment alternatives, could adversely affect our margins, business and results of operations. Competitive activity by our partners and enterprise customers that insource payment services or directly compete against our services could adversely affect our business.
●	If we are unable to renew marketplace and enterprise customer contracts or to adjust certain contract components at favorable terms or we lose a significant enterprise or marketplace customer, or if an eCommerce marketplace were to prevent our customers from using our services to receive payments from such marketplace, our results of operations and financial condition may be adversely affected.
●	Declines in eCommerce utilization generally, including as a result of the fluctuations in recovery of brick-and-mortar sales following the ongoing COVID-19 pandemic, could have a material adverse effect on our business, financial condition and results of operations.
●	Failure to effectively deal with bad, fraudulent or fictitious transactions and material internal or external fraud could negatively impact our business.
●	Use of our payment services for illegal purposes could harm our business.
●	Any factors that reduce cross-border trade or cross-border digital commerce, make such trade or commerce more difficult or diminish eCommerce sales and/or limit activity of eCommerce marketplaces could harm our business.
●	We are subject to risks relating to the availability of capital for our Working Capital products, as well as risk of losses relating to our Working Capital products.
●	Because we rely on third parties to provide services, we could be adversely impacted if they fail to fulfill their obligations, become subject to regulatory action or if our arrangements with them are terminated and suitable replacements cannot be found on commercially reasonable terms or at all.
●	If we fail to comply with the applicable rules and policies of the payment network card schemes or the terms of a payment network card scheme license, they could seek to fine us, suspend us or terminate our participation license, which could adversely affect our business. If we fail to comply with the applicable requirements of counterparty financial institutions and banking partners, they could seek to suspend or terminate our accounts, which could adversely affect our business.
●	Our business may be adversely affected by geopolitical and other risks associated with global operations. As we continue to expand internationally, including within emerging markets, we may become more susceptible to these risks.
●	Unauthorized disclosure, destruction or modification of data, through cybersecurity breaches, computer viruses or otherwise, or disruption of our services, could expose us to liability and/or damage our reputation.
●	Our systems and our third-party providers’ systems may be subject to system failures or capacity constraints and resulting interruptions in the availability of our platform, products, or services, including the accessibility of our solutions through mobile devices, could harm our business.
●	Our business is subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate, including (but not limited to) those governing deposit taking, factoring, stored value, cross-border and domestic money transmission, foreign exchange, privacy, data protection, banking secrecy and payment services (including payment processing and settlement services). The legal and regulatory requirements applicable to us are extensive, complex, frequently changing, and increasing in number, and may impose overlapping and/or conflicting requirements or obligations. Failure to comply with anti-money laundering, anti-bribery, economic and trade sanctions regulations and similar laws could subject us to penalties and other adverse consequences.
●	Our results of operations may be adversely affected as a result of any decrease in revenue from customers operating in China as a result of regulatory changes or occurrences under other risk factors discussed herein. As a significant portion of our revenue is generated from China, any negative impact to our ability to serve customers based in China could exacerbate the other risks set forth herein.
●	Our failure to manage our customer funds properly could harm our business.
●	The trading market for our common stock has existed only for a short period of time, and the market price and trading volume of our common stock may fluctuate significantly.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business and Industry

Our business depends on our strong and trusted brand, and failure to maintain and protect our brand, or any damage to our reputation, or the reputation of our partners, could adversely affect our business, financial condition or results of operations.

We have developed a strong and trusted brand that has contributed significantly to the success of our business. We believe that maintaining and promoting our brand in a cost-effective manner is critical to achieving widespread acceptance of our products and services and expanding our base of customers.

Maintaining and promoting our brand will depend largely on our ability to continue to provide useful, reliable, secure, and innovative products and services, as well as our ability to maintain trust and remain a global payments leader. We may introduce, or make changes to, features, products, services, privacy practices, or terms of service that customers do not like, which may materially and adversely affect our brand. Our brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business could be materially and adversely affected.

We rely on relationships with marketplaces and enterprises to obtain and maintain customers. Our ability to acquire new customers could be materially harmed if we are unable to enter into or maintain these relationships on terms that are commercially reasonable to us, or at all.

Harm to our brand can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality, inadequate protection or misuse of personally identifiable information (“PII”), compliance failures and claims, litigation and other claims, and misconduct by our partners or other counterparties. We have been, from time to time and, may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our brand and deter customers from adopting our services. Any negative publicity about our industry or our company, the quality and reliability of our products and services, our compliance and risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory licensing and infrastructure, and the experience of our customers with our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain a strong and trusted brand, our business could be materially and adversely affected.

Our success depends on our ability to develop products and services to address the rapidly evolving markets that we serve, and if we are not able to implement successful enhancements and new features for our products and services, we could lose customers or have trouble attracting new customers, and our ability to grow may be limited.

The markets for our products and services are characterized by constant and rapid technological changes, frequent introduction of new products and services, and increasing customer expectations. Our ability to enhance our current products and services and to develop and introduce innovative products and services will significantly affect our future success. We may not be successful in developing, marketing or selling new products and services that meet these demands or achieve market acceptance. We must anticipate and respond to these changes in order to remain competitive within our relevant markets. For example, our ability to provide innovative technology to our customers could have an impact on our pricing and the continued use of our platform, and new services and technologies that we develop may be impacted by industry-wide solutions and standards related to safety and security technologies and various regulatory requirements.

If we are unable to anticipate or respond to technological or regulatory changes or evolving industry standards on a timely basis, our ability to remain competitive could be materially and adversely affected. In addition, the success of certain of our products and services relies, in part, on marketplaces and other third parties offering or allowing the use of our products and services by their customers. If we are unsuccessful in offering products or services that gain market acceptance and compete effectively, or if marketplaces cease to offer or allow our products and services to their merchants or refuse to pay their merchants through our products and services, it would likely have a material adverse effect on our ability to retain existing customers, to attract new ones and to grow profitably.

Substantial and increasingly intense competition in the worldwide financial services and payments industry, including on pricing and payment alternatives, could adversely affect our margins, business and results of operations. Competitive activity by our partners and enterprise customers that insource payment services or directly compete against our services could adversely affect our business.

The global payments industry is highly competitive, rapidly changing, highly innovative, and increasingly subject to regulatory scrutiny and oversight. We compete against a wide range of businesses, including those that are larger than we are, have greater name recognition, longer operating histories, or a dominant or more secure position, or offer other products and services to customers that we do not offer, as well as smaller or younger companies that may be more agile in responding quickly to regulatory and technological changes. Many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. Competition also may intensify as businesses enter into business combinations and partnerships, and established companies in other segments expand to become competitive with different aspects of our business.

In addition, our competitors that are financial institutions or are affiliated with financial institutions may not incur banking fees in connection with providing services similar to ours. Accordingly, these competitors may be able to offer more attractive fees to our current and prospective customers or other services that we do not provide. Competition could result in a loss of existing customers, and greater difficulty attracting new customers. Furthermore, if competition causes us to reduce the fees we charge in order to attract or retain customers, there is no assurance we can successfully control our costs in order to maintain our profit margins. One or more of these factors could have a material adverse effect on our business, financial condition and results of operations.

There are a number of payment service providers that offer global payment services, including global treasury banks that serve large corporate accounts; small local banks that focus on serving local SMBs; FX companies that focus on serving SMB importers and exporters; global digital payment platforms like PayPal or Ant Group; global card networks; Neobanks; SMB-focused B2B payment providers like Bill.com; mass payout service providers that specialize in providing services to enterprises and marketplaces, SMB AP/AR SaaS providers; merchant service providers that sell services to marketplaces like Adyen, Braintree and Stripe; and local payment service providers that focus on enabling SMBs in one or more local markets to sell on digital marketplaces globally. In addition, in certain locations, such as China, we face competition from a number of local payment providers.

We are also facing competitive pressure from non-traditional payment service providers and other parties entering the payments industry, such as Google, Apple, Alibaba, Amazon and Facebook, who compete in one or more of the functions performed on our payment platform. These companies have significant financial resources and robust networks and are highly regarded by consumers. If these companies gain a greater share of total eCommerce payment transactions or if we are unable to successfully react to changes in the industry spurred by the entry of these new market participants, it could have a material adverse effect on our business, financial condition and results of operations. In addition, cryptocurrencies like Bitcoin and Etherium; blockchain based payment systems like Ripple; and central bank digital currencies, all have the potential to be used to support cross-border payments and could offer alternatives to businesses and other users and become more significant competition in the future.

If we are not able to differentiate our products and services from those of our competitors, provide added-value to our customers, or effectively and efficiently align our resources with our goals and objectives, we may not be able to compete effectively in the market.

If we are unable to renew marketplace and enterprise customer contracts or to adjust certain contract components at favorable terms or we lose a significant enterprise or marketplace customer, or if an eCommerce marketplace were to prevent our customers from using our services to receive payments from such marketplace, our results of operations and financial condition may be adversely affected.

To the extent we renew our existing marketplace and enterprise customer contracts, or are required to adjust certain terms or components in existing contracts, such renewals or adjustments may be on less favorable terms than our existing contracts, which may result in a decline in revenue and results of operations. For example, in some cases, we may earn fees at a prescribed rate for only a portion of the contract term and may renegotiate the rate of fees for the remainder of the term, and we may also apply certain incentive structures to compensate the marketplace or enterprise for customer acquisition. Due to the variety of our arrangements with customers, and the different components, variability exists which can impact revenue, profitability, and earnings. Furthermore, should we not be successful in selling additional solutions, we may fail to achieve our desired rate of growth.

Our growth to date has been partially driven by the growth of our customers’ businesses. Should the rate of growth of our customers’ business slow or decline, this could have an adverse effect on volumes processed and therefore an adverse effect on our results of operations.

In addition, we experience customer attrition as a result of several factors, including business closures, transfers of customer accounts to our competitors and account closures that we initiate. We cannot predict the level of attrition in the future and our revenues could decline as a result of higher than expected attrition, which could have a material adverse effect on our business, financial condition and results of operations. For example, the payments our small business customers received from Amazon marketplaces around the world generated an estimated 24% of our revenues during the year ended December 31, 2021, and accordingly, should Amazon change its requirements, impose restrictions on sellers on its platform, or alter our status as an approved payment service provider, our financial condition and results of operations may be adversely impacted.

We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability in the future.

We incurred net losses of $34.0 million, $23.7 million and $0.6 million in the years ended December 31, 2021, 2020 and 2019, respectively. We intend to continue to make significant capital and marketing investments in our business to support and drive growth. Each initiative may not result in increased revenue or growth on a timely basis or at all. Such initiatives include increasing spending on new and existing products and services. If we are unable to generate adequate revenue growth and manage our expenses, our results of operations and operating metrics may fluctuate and we may continue to incur significant losses, which could cause the market price of our common stock to decline.

The ongoing COVID-19 pandemic and measures taken in response thereto have, and will continue to impact our business, results of operations and financial condition, and the extent of such continued impact will depend on future developments, which are highly uncertain and cannot be predicted.

Global health concerns relating to the ongoing COVID-19 pandemic and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the COVID-19 pandemic has significantly increased economic uncertainty and reduced economic activity. Small businesses, which constitute a large part of our customers, have been impacted particularly hard. The COVID-19 pandemic has resulted in government authorities and businesses implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders, school closures, and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending.

The outbreak has adversely impacted, and is likely to continue to adversely impact, our operations and the operations of our customers and business partners. For example, our volumes on travel-related platforms such as Airbnb have fluctuated as a result of travel restrictions imposed as a result of the COVID-19 pandemic. The COVID-19 pandemic has caused us to modify our business practices to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. These measures include the continued remote work by employees, suspending all non-essential business travel for our employees, limiting external guests from visiting our offices, postponing, or holding meetings and events virtually. Given the continually evolving situation, there is no certainty that the measures we have taken will be sufficient to mitigate the risks posed by the virus.

The extent to which the COVID-19 outbreak, and its variants, will continue to impact our business, results of operations, and financial condition, will depend on developments that continue to be highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience material and adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, increased losses associated with our Working Capital products, bankruptcies or insolvencies of customers, and recession or economic downturn. We do not yet know the full extent of the continued impacts on our business, our operations, or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of the known risks described throughout this Risk Factors section.

Declines in eCommerce utilization generally, including as a result of the fluctuations in recovery of brick-and-mortar sales following the ongoing COVID-19 pandemic, could have a material adverse effect on our business, financial condition and our results of operations.

We generate volumes by processing online payments from marketplaces and eCommerce platforms to merchants and from merchants’ utilization of payments they receive. Any decline in eCommerce utilization could adversely affect our business. There are a variety of factors that could lead to a decrease in eCommerce utilization, including general macroeconomic trends, changes in government regulation, users’ access to the internet, user preference, actual or perceived online security concerns or the effects of widespread health epidemics. For example, as a result of changing restrictions on brick-and-mortar businesses and shifting customer preferences related to the outbreak of the COVID-19 pandemic, eCommerce sales increased significantly in 2021. To the extent these COVID-19 restrictions are lifted, customer preferences revert to pre-COVID-19 behaviors and/or brick-and-mortar sales recover, eCommerce utilization may decline which could have a material adverse effect on our business, financial condition and results of operations.

As our revenue has increased, our growth rate has slowed at times in the past and may slow or decline in the future. Future revenue growth depends on our ability to retain existing customers, attract new customers, and increase sales to both new and existing customers.

Our rate of revenue growth has slowed at times in the past and may decline in the future, and it may slow or decline more quickly than we expect for a variety of reasons, including as a result of the risks described herein. Our customers have no obligation to continue to use our services, and we cannot assure you that they will. The difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer. Our customers’ payment processing activity with us may decrease for a variety of reasons, including customers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in the level of buyers transacting with our customers.

In addition, the growth of our business depends in part on existing customers expanding their use of our products and services. If we are unable to encourage customers to broaden their use of our services, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new customers, to encourage larger customers to use our products and services, and to introduce successful new products and services. We have invested and will continue to invest in improving our platform in order to offer better or new features, products and services, but if those features, products and services fail to be successful, our growth may slow or decline.

Failure to effectively deal with bad, fraudulent or fictitious transactions and material internal or external fraud could negatively impact our business.

We have been, and may in the future be, subject to liability for fraudulent transactions, including electronic payments and card transactions or credits initiated by customers. Examples of fraud include when a party knowingly uses a stolen or counterfeit credit, debit or prepaid card, card number or other credentials to record a false sales transaction, processes an invalid card or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. In addition, we are subject to the risk that our employees, counterparties or third-party service providers commit fraudulent activity against us or our customers. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting, account takeover and fraud. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud, or otherwise effectively administer our chargeback responsibilities, would increase our chargeback liability, exposure to fines or other liabilities.

Increases in chargebacks, fines or other liabilities could have a material adverse effect on our business, results of operations and financial condition.

Use of our payment services for illegal purposes could harm our business.

Our payment system is susceptible to potentially illegal or improper uses, including money laundering, terrorist financing, illegal online gambling, fraudulent sales of goods or services, illegal sales of marijuana and related business products, pharmaceuticals, cigarettes, weapons, obscene or pornographic materials, or the facilitation of other illegal activity. The use of our payment system for illegal or improper uses has and may from time to time subject us to fines, claims, or government and regulatory investigations, inquiries, or requests that could result in liability and reputational harm for us. Moreover, certain activity that may be legal in one jurisdiction may be illegal in another jurisdiction, and a customer may be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities, and government authorities may consider additional payments-related proposals from time to time. Owners of intellectual property or government authorities may seek to bring legal action against providers of payments solutions, including Payoneer, that are peripherally involved in the sale of products that actually or allegedly infringe, misappropriate or otherwise violate intellectual property. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.

Any factors that reduce cross-border trade or cross-border digital commerce, make such trade or commerce more difficult or diminish eCommerce sales and/or limit activity of eCommerce marketplaces could harm our business.

Cross-border trade (i.e., transactions where the merchant and consumer are in different countries) is an important source of our revenue and profits. Cross-border transactions generally provide higher revenues and operating income than similar transactions that take place within a single country or market.

Cross-border trade also represents our primary (and in some cases, our only) presence in certain important markets. Cross-border trade is subject to, and may be negatively impacted by, foreign currency exchange rate fluctuations. In addition, the interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the merchant and of the consumer) are often extremely complicated in the context of cross-border trade and foreign exchange. Changes to or the interpretation and/or application of laws and regulations applicable to cross-border trade and foreign exchange could further impose additional requirements and restrictions, increase costs, and present conflicting obligations. Any factors that increase the costs of cross-border trade for us or our customers or that restrict, delay, or make cross-border trade more difficult or impractical, such as trade policy or higher tariffs, could reduce our cross-border transactions and volume, negatively impact our revenues and profits and harm our business.

We are subject to risks relating to the availability of capital for our Working Capital products, as well as risk of losses relating to our Working Capital products.

We fund our Working Capital product offering through a mix of balance sheet cash and warehouse financing facilities. Maintaining and growing our Working Capital products is partially dependent on institutional third-parties providing financing for the Working Capital products we offer at interest rates and/or terms that will allow us to profitably offer these products. If such third parties were to fail to continue to provide financing or change the terms of such financing in a way that is disadvantageous to us, then we would need to reduce Working Capital product offerings and/or fund the offering of additional Working Capital products from our own resources, or the financial performance of our Working Capital products could be harmed. We then may have to reduce the scale of our Working Capital products, which could have a direct impact on our ability to grow this portion of our business. Additionally, in any financing for our Working Capital products we may have certain customary obligations that apply if we breach certain representations and warranties or servicing covenants.

The Working Capital products we provide are generally in the form of “merchant capital advances,” which are purchases of receivables expected to be received by a customer in the future. They are not guaranteed or secured in any way. Adverse changes in macroeconomic conditions or performance of our customers’ business could cause some of our customers who utilize our Working Capital products to cease operating or to experience a decline in their payment receipts, thereby rendering the receivables lower than the amount advanced and/or causing the repayment period to be extended beyond the original settlement term. With a merchant capital advance, the speed of settlement determines our effective yield, so any extension of settlement periods would be expected to reduce the effective yield we receive on such product.

In addition, adverse changes in macroeconomic conditions could lead to a decrease in the number of our customers who are eligible for our Working Capital products and strain our ability to correctly identify such customers or manage the risk of non-settlement or fraud on such products. Similarly, if we fail to correctly predict the likelihood of timely settlement of the Working Capital products or correctly price our fees to customers utilizing our Working Capital products, our ability to collect customer payments may be inhibited and our business may be materially and adversely affected.

Merchant capital advances are subject to limited regulatory scrutiny in most jurisdictions, but there has been, and may continue to be, regulatory interest in and/or litigation challenging merchant capital advances. If the regulatory interest in and/or litigation challenging merchant capital advance products increases, including if regulatory bodies take the view that merchant capital advances should be treated as a lending product or additional licensing is required for us to continue to offer merchant capital advances, and we are not able to comply with any such additional requirements that would result therefrom, or if the terms upon which we were able to offer merchant capital advances were required to be changed in order to comply with any requirements imposed by a regulatory body, we may need to pursue an alternative model for providing our Working Capital products, all of which may be time-consuming and costly and/or lead to a loss of financing from institutional third-parties, and as a result this portion of our business may be materially and adversely affected.

We intend to continue to explore other products, models, and structures for our Working Capital products. Some of those models or structures may require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals, or capabilities that we have not yet obtained or developed. Licenses that may be required in connection with our Working Capital products could subject us to reporting requirements, bonding requirements, and inspection by applicable regulatory agencies. Should we fail to expand and evolve our Working Capital products in this manner, or should these new products, models or structures, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of our Working Capital products may be materially and adversely affected.

Because we rely on third parties to provide services, we could be adversely impacted if they fail to fulfill their obligations or if our arrangements with them are terminated and suitable replacements cannot be found on commercially reasonable terms or at all.

We depend on third-party service providers and vendors for certain products and services, including components of our computer systems, software, data centers, risk tools and telecommunications networks, to conduct our business. Any changes in these systems that degrade the functionality of our products and services, impose additional costs or requirements, or give preferential treatment to competitors’ services, including their own services, could materially and adversely affect usage of our products and services. We are also dependent on our relationships with a number of third-party financial institutions and payment processors for services such as payment, processing and clearing and settlement for the transactions we service. In the event our agreement with a third-party financial institution or non-financial institution is terminated, or if upon its expiration we are unable to renew the contract on terms favorable to us, or at all, it may be difficult for us to replace these services which may adversely affect our operations and profitability. Some of these organizations and third-party service providers provide similar services and technology to our competitors, and we do not have long-term or exclusive contracts with them.

Our systems and operations or those of our third-party service providers and software providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. In addition, we may be unable to renew our existing contracts with our most significant service providers or they may stop providing or otherwise supporting the products and services we obtain from them, and we may not be able to obtain these or similar products or services on the same or similar terms as our existing arrangements, if at all. The failure of our third-party service providers to perform their obligations and provide the products and services we obtain from them in a timely manner for any reason could adversely affect our operations and profitability due to, among other consequences: loss of revenues; loss of customer data, including PII; fines imposed by payment networks; harm to our business or reputation resulting from negative publicity; exposure to fraud losses or other liabilities; additional operating and development costs; or diversion of management, technical and other resources.

If we fail to comply with the applicable rules and policies of the payment network card schemes or the terms of a payment network card scheme license, they could seek to fine us, suspend us or terminate our participation license, which could adversely affect our business.

Payoneer (via one of our subsidiaries), is licensed by Mastercard as a card issuer. In addition, Payoneer (via another subsidiary), is engaged with other Mastercard-licensed card issuers and is registered as a card program manager. We are also registered as a payment facilitator with Mastercard and Visa in connection with the Payoneer Checkout Service. Finally, for the provision of our bill payment service, we are engaged and registered with several acquirers as merchants. As such, we are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for certain acts or omissions by us. In addition, we are subject to the Payment Card Industry (“PCI”) Data Security Standard enforced by the major card brands.

If we fail to comply with these rules, we could be fined and our member registrations or certifications could be suspended or terminated. The suspension or termination of our member registrations or certifications, or any changes to the association and network rules, that we do not successfully address, or any other action by the card networks to restrict our ability to process transactions over such networks, could limit our ability to provide transaction processing services to customers and result in a reduction of revenue or increased costs of operation, which, in either case, could have a material adverse effect on our business and results of operations. Our removal from networks’ lists of Security Standard compliant service providers could mean that existing customers, partners or other third parties may cease using or referring our services. Also, prospective customers, partners or other third parties may choose not to consider us for their processing needs. In addition, the card networks could refuse to allow us to process through their networks. Any of the foregoing could materially adversely impact our business, financial condition or results of operations.

Changes to these network rules or how they are interpreted could have a significant impact on our business and financial results. For example, from time to time, card associations and debit networks, including the card networks which we operate under, increase the processing and other fees (including what is commonly known as “interchange fees”) that they charge. It is possible that competitive pressures will result in us absorbing a portion of such increases in the future, or result in us not being able to increase our own fees, which would increase our operating costs, reduce our profit margin, limit our growth, and adversely affect our business, results of operations and financial condition. In addition, the various card associations and networks prescribe certain capital requirements. Any increase in the capital level required would further limit our use of capital for other purposes. Future changes to or interpretations of the network rules that are inconsistent with the way we currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes, the networks could pass on fines and assessments in respect of fraud or chargebacks related to our customers or disqualify us from processing transactions if satisfactory controls are not maintained, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on counterparty financial institutions and payment service providers to support our operations. If one or more of our counterparty financial institutions or payment service providers default on their financial or performance obligations to us, change their business strategy or requirements, become subject to regulatory action, or fail, our results of operations and financial condition may be adversely affected and we may incur significant losses.

We have significant amounts of cash, cash equivalents, receivables and other current assets outstanding, and other investments on deposit or in accounts with banks or other financial institutions in the United States and other countries in which we operate. We regularly monitor our exposure to counterparty credit risk, and actively manage this exposure to mitigate the associated risk. Despite these efforts, we may be, and have been, exposed to the risk of default by, or deteriorating operating results or financial condition or failure of, these counterparty financial institutions. The risk of counterparty default, deterioration, or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one or more of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover our assets that are deposited, held in accounts with, or otherwise due from, such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. For example, Wirecard Card Solutions Limited was a licensed Mastercard issuer of our pre-paid card programs offered to our customers. In 2020, it was ordered to cease its regulated activities for a number of days in connection with the insolvency of its parent company, Wirecard AG, and, as a result, during those days our customers’ were unable to access funds on their cards issued by Wirecard Card Solutions. While such access was restored, and while we have transitioned the issuance services of these cards to a Payoneer licensed entity, in the event of default or failure of one or more of our counterparties, we could incur significant losses or suffer reputational damage, which could negatively impact our results of operations and financial condition.

If we fail to comply with the applicable requirements of our counterparty financial institutions and banking partners, they could seek to suspend or terminate our accounts, which could adversely affect our business.

We rely on agreements with banks and other financial institutions in jurisdictions in which we serve customers to collect, hold and disburse our customers’ funds. These agreements with banks and financial institutions may give them substantial discretion in approving certain aspects of our business practices, including our application and qualification procedures for customers and require us to comply with certain legal requirements.

In the United States, Mastercard and other payment network rules require us to be sponsored by a member bank in order to process electronic payment transactions. Because we are not a United States bank, we are unable to directly access these payment networks in the United States. We are currently registered with the Mastercard and other payment networks through our partnering bank in the United States, in connection with our virtual digital purchasing cards in the United States. Our current agreement with our partnering bank expires in 2025.

Our financial institution partners’ discretionary actions under these agreements could impose material limitations to, or have a material adverse effect on, our business, financial condition and results of operations. Without these relationships, we would not be able to process payments or settle transactions in relevant markets, which would have a material adverse effect on our business, financial condition and results of operations. For example, following the opening of insolvency proceedings of Wirecard AG in Germany and the winding down of the activities of its subsidiary, Wirecard Bank AG, Payoneer Europe and Wirecard Bank AG

agreed that Payoneer Europe’s accounts with the Bank would cease to be active by the end of May 2021. Furthermore, our financial results could be adversely affected if our costs associated with such relationships materially change or if any penalty or claim for damages is imposed as a result of our breach of the agreement with them or their other requirements.

Our business may be adversely affected by geopolitical and other risks associated with global operations. As we continue to expand internationally, including within emerging markets, we may become more susceptible to these risks.

Our business is subject to risks associated with doing business internationally. Operating in or providing services to customers in foreign countries, including Israel, Greater China, Russia and other Asian countries, Ukraine and other European countries, subjects us to multiple risks, including:

●	geopolitical events, including acts of war, nationalism and terrorism, natural disasters, public health issues, social unrest or human rights issues;
●	differing local product preferences and product requirements;
●	partial or total expropriation of international assets;
●	economic sanctions and trade protection measures, including tariffs or import-export restrictions;
●	differing enforceability and protection of intellectual property and contract rights;
●	different, uncertain, or more stringent user protection, data protection, privacy, and other laws; and
●	potentially negative consequences from changes in or interpretations of tax laws or policies.

For example, as a result of the COVID-19 pandemic, travel-related commerce declined significantly which caused our volumes on travel-related platforms, such as Airbnb, to fluctuate. In addition, the current armed conflict in Ukraine and the subsequent economic sanctions imposed by some countries on Russia and certain territories in Ukraine and on Russian and Belarusian banks and entities may negatively impact our revenue derived from services provided to customers from these countries and jurisdictions, to the extent the conflict and the sanctions significantly impact the economic conditions in or our ability to provide services to customers from those areas. It is not possible to predict the broader consequences of this conflict, but the continuation or escalation of the conflict, along with any expansion to surrounding areas, may have a significant effect on our results of operations. Additionally, a significant number of our employees, including certain management members, are employed by our Israel subsidiary, Payoneer Research & Development Ltd., and, accordingly, political, economic and regional conflict conditions in Israel and the surrounding region may directly affect our business and operations.

Violations of the complex foreign and United States laws, rules and regulations that apply to our international operations, including violations of any sanctions, may result, as applicable, in fines, criminal actions, or sanctions against us, our officers, or our colleagues; prohibitions on the conduct of our business; and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, violations by our colleagues, contractors, vendors or agents could nevertheless occur. These risks are inherent in our international operations and their expansion may increase our costs of doing business internationally, and could harm our business and reputation. In addition, we may from time to time undertake projects and make investments in countries in which we have little or no previous investment or operating experience. We may not be able to fully or accurately assess the risks of investing in such countries, or may be unfamiliar with the laws and regulations in such countries governing its investments and operations. As a result, we may be unable to effectively implement our strategy in new jurisdictions. Investment opportunities in certain jurisdictions also may be restricted by legal limits on foreign investment in local assets or classes of assets.

We are dependent upon consumers’ continued and unimpeded access to the internet, and upon their willingness to use the internet for commerce.

Our success depends upon the general public’s ability to access the internet and its continued willingness to use the internet as a means to pay for purchases, communicate, research and conduct commercial transactions, including through mobile devices. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the internet, including changes to laws or regulations impacting internet neutrality, could decrease the demand for our products, increase our operating costs, or otherwise adversely affect our business. Given uncertainty around these rules, we could experience discriminatory or anticompetitive practices that could impede both our and our merchants’ growth, increase our costs or adversely affect our business. If consumers or merchants become unable, unwilling or less willing to use the internet for commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the internet, internet outages or delays, disruptions or other damage to merchants’ and consumers’ computers, increases in the cost of accessing the internet and security and privacy risks or the perception of such risks, our business could be adversely affected.

Unauthorized disclosure, destruction or modification of data, through cybersecurity breaches, computer viruses or otherwise, or disruption of our services, could expose us to liability and/or damage our reputation.

We are subject to a number of legal requirements, regulations, contractual obligations and industry standards regarding security, data protection and privacy and any failure to comply with these requirements, regulations, obligations or standards could have an adverse effect on our reputation, business, financial condition and operating results.

In conducting our business, we collect, process, transmit, store, use and share sensitive business information and PII about our customers, financial institution partners, vendors, and other parties. This information may include account access credentials, credit and debit card numbers, bank account numbers, social security numbers, passport/ID numbers, driver’s license numbers, names and addresses and other types of sensitive business information or PII, including copies of documents thereof. Some of this information is also collected, processed, stored, used, shared and transmitted by our software and financial institution partners, third-party service providers to whom we outsource certain functions and other vendors. We have certain responsibilities to payment networks and their member financial institutions for any failure, including the failure of our associated third-party service providers, to protect this information. Information security risks for financial and technology companies such as ours have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Because of our position in the payments value chain, we believe that we are likely to continue to be a target of such threats and attacks. Additionally, geopolitical events and resulting government activity could also lead to information security threats and attacks by affected jurisdictions and their sympathizers. If these attempts are successful it could lead to the compromise of sensitive or confidential business information or PII.

In addition, our products and services may themselves be targets of cyberattacks that attempt to sabotage or otherwise disable them, or the defensive and preventative measures we take ultimately may not be able to effectively detect, prevent, or protect against or otherwise mitigate losses from all cyberattacks. Despite significant efforts to create security barriers against such threats, it is virtually impossible for us to eliminate these risks entirely. Any such breach could compromise our platform, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products and services. Additionally, in case of such breach, the information stored on our platform could be accessed, publicly disclosed, lost, or stolen, which could subject us to substantial liability and cause us financial harm. These breaches, or any perceived breach, may also result in damage to our reputation, negative publicity, loss of key business relationships and sales, increased costs to remedy any problem (including repairing system damage, increasing security protection costs by deploying additional personnel and modifying or enhancing our protection technologies and investigating and remediating any information security vulnerabilities) regulatory inquiries and investigations, customer complaints and costly litigation and legal expenses, and may therefore adversely impact market acceptance of our products and seriously affect our business, financial condition or results of operations.

We have in the past, and may in the future, be the target of malicious third-party attempts to identify and exploit system vulnerabilities, and/or penetrate or bypass our security measures, in order to gain unauthorized access to our platform and systems. If these attempts are successful it could lead to the compromise of sensitive or confidential business information or PII. While we proactively employ multiple methods at different layers of our systems to defend against intrusion and attack and to protect our data, we cannot be certain that these measures are sufficient to counter all current and emerging technology threats.

Our computer systems and the computer systems of our third-party service providers and software partners have been, and in the future could be, subject to breaches, and our data protection measures may not prevent unauthorized access. While we believe the procedures and processes we have implemented to handle an attack are adequate, the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect. In addition, increased remote operations creates an additional risk of attack while decreasing our ability to monitor. Threats to our systems and associated third-party systems can originate from human error, fraud or malice on the part of employees or third-parties, or simply from accidental technological failure. Computer viruses and other malware can be distributed and could infiltrate our systems or those of third-party service providers. In addition, denial of service or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive measures may not prevent unplanned downtime, unauthorized access or unauthorized use of sensitive business data or PII. While we maintain cyber errors and omissions insurance coverage that covers certain aspects of cyber risks, our insurance coverage may be insufficient to cover all losses. The successful assertion of one or more large claims against us in this regard that exceed our available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation and our business, financial condition and results of operations. We also cannot ensure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. Further, while we select our third-party service providers carefully, we do not control their actions. Any problems experienced by these third-parties, including those resulting from breakdowns or other disruptions in the services provided by such parties or cyber-attacks and security breaches, could adversely affect our ability to service our customers or otherwise conduct our business.

We could also be subject to liability for claims relating to misuse of PII, such as unauthorized marketing purposes and violation of consumer protection or data privacy laws. In addition, federal and state regulations may require us to notify individuals of data security incidents involving certain types of PII or information technology systems. We cannot provide assurance that the contractual requirements related to security and privacy that we impose on our service providers who have access to customer data will be followed or will be adequate to prevent the unauthorized use or disclosure of such data. In addition, we have agreed in certain agreements to take certain protective measures to ensure the confidentiality of customer data. The costs of systems and procedures associated with such protective measures may increase and could adversely affect our ability to compete effectively. Any failure to adequately enforce or provide these protective measures could result in liability, protracted and costly litigation, governmental and card network intervention and fines and, with respect to misuse of PII of our customers, lost revenue and reputational harm.

Any type of security breach, attack or misuse of data, whether experienced by us or an associated third-party, could harm our reputation or deter existing or prospective customers from using our services, increase our operating expenses in order to contain and remediate the incident, expose us to unbudgeted or uninsured liability, disrupt our operations (including potential service interruptions), divert management focus away from other priorities, increase our risk of regulatory scrutiny, result in the imposition of penalties and fines under state, federal and foreign laws or by card schemes and adversely affect our regulatory licenses and banking relationships. Further, if we were to be removed from networks’ lists of Payment Card Industry Data Security Standard, our existing customers and financial institution partners or other third parties may cease using our services.

Failure to protect, enforce and defend our intellectual property rights may diminish our competitive advantages or interfere with our ability to market and promote our products and services and claims that we infringe, misappropriate or otherwise violate third parties’ intellectual property rights could have a material adverse effect on our business. We also use open-source software and may be subject to claims from licensors related to ownership and use rights.

Our trademarks, trade names, trade secrets, know-how, proprietary technology and other intellectual property are important to our future success. We believe our trademarks and trade names are widely recognized and associated with quality and reliable service. While it is our policy to protect and defend our intellectual property rights vigorously, we cannot predict whether the steps we take to protect our intellectual property will be adequate to prevent infringement, misappropriation, dilution or other potential violations of our intellectually property rights. We also cannot guarantee that others will not independently develop technology with the same or similar functions to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Unauthorized parties may also attempt to copy or obtain and use our technology to develop applications with the same functionality as our solutions, and policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective. Furthermore, we have in the past and may in the future face claims of infringement, misappropriation or other violation of third-party intellectual property rights that could interfere with our ability to market and promote our brands, products and services. Any litigation to enforce our intellectual property rights or defend ourselves against claims of infringement of third-party intellectual property rights, even those without merit and regardless of the outcome, could be costly, divert attention of management and may not ultimately be resolved in our favor. Moreover, if we are unable to successfully defend against claims that we have infringed the intellectual property rights of others, we may be prevented from using or required to redesign certain intellectual property, pay substantial amounts to satisfy judgments or settle claims or lawsuits, obtain a license to continue commercializing or using the applicable technologies, products and services, pay substantial royalty or licensing fees, satisfy indemnification obligations that we have with certain parties with whom we have commercial relationships, or may be liable for damages, which in turn could materially adversely affect our business, financial condition or results of operations.

While software and other of our proprietary works may be protected under copyright law, we have chosen not to register any copyrights in these works, and instead, primarily rely on protecting our software as a trade secret. In order to bring a copyright infringement lawsuit in the United States, the copyright must be registered with the United States Copyright Office. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited.

We attempt to protect our intellectual property and proprietary information by requiring our employees, consultants and certain of our contractors to execute confidentiality and invention assignment agreements. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. The assignment of intellectual property rights under these agreements may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. In addition, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective.

In addition, we use open-source software in connection with our proprietary software and expect to continue to use open-source software in the future. Some open-source licenses require licensors to provide source code to licensees upon request, prohibit licensors from charging a fee to licensees or require licensors to make available any derivative works of the open-source code on unfavorable terms or at no cost, and we may be subject to such terms. While we try to insulate our proprietary code from the effects of such open-source license provisions, we cannot guarantee we will be successful. Accordingly, we may face claims from others claiming ownership of, or seeking to enforce the license terms applicable to such open-source software, including by demanding release of the open-source software, derivative works or our proprietary source code that was developed or distributed with such software. In addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.

These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open-source code change, we may be forced to re-engineer our software or incur additional costs.

Our products and services may not function as intended due to errors in our or our third-party providers’ software, hardware, and systems, product defects, or due to security breaches or human error in administering these systems, which could materially and adversely affect our business.

Our services are based on sophisticated software and computer systems and we may encounter delays when developing new applications and services. Further, our or our third-party providers’ software may contain undetected vulnerabilities, errors or defects. In addition, we may experience difficulties in installing or integrating our technology on systems or with other programs used by our third-party providers. Defects in our or our third-party providers’ software, errors or delays in the processing of electronic transactions or other difficulties could result in interruption of business operations, delay in market acceptance, additional development and remediation costs, diversion of technical and other resources, loss of customers or customer data, negative publicity or exposure to liability claims. Although we attempt to limit our potential liability through disclaimers and limitation of liability provisions in our license and other agreements, we cannot be certain that these measures will successfully limit our liability.

Additionally, electronic payment products and services, including ours, have been, and could continue to be in the future, specifically targeted and penetrated or disrupted by hackers. Because the techniques used to obtain unauthorized access to data, products, and services and to disable, degrade, or sabotage them change frequently and may be difficult to detect or remediate for long periods of time, we and our customers may be unable to anticipate these techniques to implement adequate preventative measures to stop them. If we, our customers or third-party service providers are unable to anticipate or prevent these attacks, our customers’ businesses may be harmed, our reputation could be damaged, and we could incur significant liability.

Our systems and our third-party providers’ systems may be subject to system failures or capacity constraints, and resulting interruptions in the availability of our platform, products, or services, including the accessibility of our solutions through mobile devices, could harm our business.

Our systems and those of our third-party providers, including data center facilities, may experience service interruptions, cyberattacks and other security incidents, including as a result of human error, earthquakes, hurricanes, floods, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, changes in social, political or regulatory conditions or in laws and policies, or other changes or events. Our systems and facilities are also subject to break-ins, sabotage, and acts of vandalism. Some of our systems are not fully redundant, and our disaster-recovery planning is not sufficient for all eventualities. In addition, as a provider of payments solutions and other financial services, we are subject to increased scrutiny by regulators that may require specific business continuity and disaster recovery plans and more rigorous testing of such plans. This increased scrutiny may be costly and time-consuming and may divert our resources from other business priorities.

We have experienced and will likely continue to experience denial-of-service and other cyberattacks, system failures, security incidents, and other events or conditions that interrupt the availability or reduce the speed or functionality of our products and services. These events may result in loss of revenue. In addition, they could result in significant expense to repair or replace damaged equipment and remedy resultant data loss or corruption. A prolonged interruption in the availability or reduction in the speed or other functionality of our products or services could materially harm our reputation and business. Frequent or persistent interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and business. Moreover, to the extent that any system failure or similar event results in damages to customers or their businesses, these customers could seek compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

A significant natural or man-made disaster could have a material and adverse impact on our business. The insurance we maintain may not be sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Significant natural or other disasters could also have a material and adverse impact on our sellers, which, in the aggregate, could in turn adversely affect our results of operations.

Our risk management framework, including our counterparty risk management, may not be fully effective in mitigating our risk exposure against all types of risks.

We operate in a rapidly changing industry. Accordingly, our risk management policies and procedures may not be fully effective to identify, monitor and manage all risks our business encounters. In addition, when we introduce new services, focus on new business types, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and reserve accurately for those losses. If our policies and procedures are not fully effective or we are not successful in identifying and mitigating all risks to which we are or may be exposed, we may suffer uninsured liability, harm to our reputation or be subject to litigation or regulatory actions that could adversely affect our business, financial condition or results of operations. For example, if our security measures do not succeed, our business may be adversely affected. In addition, bad actors around the world use increasingly sophisticated methods to engage in illegal activities involving personal data, such as unauthorized use of another’s identity or payment information, account takeover, unauthorized acquisition or use of credit or debit card details and other fraudulent use of another’s identity or information.

We offer our payment services to a large number of customers. We are responsible for vetting and monitoring these customers and determining whether the transactions we process for them are lawful and legitimate. When our products and services are used to process illegitimate transactions, and we settle those funds to recipients and are unable to recover them, we suffer losses and liability. These types of illegitimate, as well as unlawful, transactions can also expose us to governmental and regulatory sanctions in various jurisdictions (including U.S. anti-money laundering and economic sanctions violations). The highly automated nature of, and liquidity offered by, our payment services make us a target for illegal or improper uses, including fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card or bank account numbers, or other deceptive or malicious practices, including the hacking of bank accounts, can potentially steal significant amounts of money from businesses like ours. In configuring our payment, digital banking and Working Capital services, we face an inherent trade-off between security and customer convenience. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. As a greater number of larger merchants use our services, we expect our exposure to material losses from a single merchant, or from a small number of merchants, to increase. In addition, when we introduce new services, focus on new business types, or begin to operate in markets in which we have a limited history of fraud loss, we may be less able to forecast and reserve accurately for those losses. Moreover, we rely on third-party service providers, such as non-financial institutions and payment service providers, and our risk management policies and processes may not be sufficient to monitor compliance by such third parties with applicable laws and regulations, including anti-money laundering laws. We may incur significant costs with respect to monitoring third-party service providers. Furthermore, if our risk management policies and processes contain errors or are otherwise ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.

Our results of operations may be adversely affected by changes in foreign currency exchange rates.

We are subject to risks related to changes in currency rates as a result of our investments in foreign operations and from revenues generated in currencies other than the United States dollar. Our results of operations may be affected by such international operations as a result of changes in foreign currency exchange rates.

From time to time, we may utilize foreign currency forward contracts and other hedging instruments to mitigate the market value risks associated with foreign currency-denominated transactions and investments. These hedging strategies may not, however, eliminate all of the risks related to foreign currency translation, and we may forgo the benefits we would otherwise experience if currency exchange rates were to change in our favor.

In addition, our ability to optimize foreign exchange revenues as part of the payment delivery process may be adversely affected due to foreign exchange market and regulatory conditions outside of our control, as a result of which revenue and profit may decrease as compared to prior periods. In addition, we may become subject to exchange control regulations that restrict or prohibit the conversion of our foreign revenue currencies into United States dollars. Any of these factors could decrease the value of revenues and earnings we derive from our international operations and have a material adverse effect on our business.

Changes and evolving requirements in tax laws or their interpretation, including as applied to us and our customers, could adversely affect our business.

As a multinational organization, operating in multiple jurisdictions, including but not limited to the US, the EU, UK, Israel and Hong Kong, we may be subject to increasingly complex tax laws and taxation in several jurisdictions, the application of which can be uncertain. The amount of taxes we are required to pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws, potential disputes around transfer prices implemented and precedents, which could have a material adverse effect on our business. Such material adverse effect may include the value of any tax loss carryforwards, tax credits recorded on our balance sheet, the amount of our cash flow, our liquidity, financial condition and results of operations.

Many of the jurisdictions in which we conduct business have detailed transfer pricing rules, which require contemporaneous documentation establishing that all transactions with non-resident related parties be priced using arm’s length pricing principles. Tax authorities in these jurisdictions could challenge our related party transfer pricing policies and, consequently, the tax treatment of corresponding expenses and income. If any tax authority were to be successful in challenging our transfer pricing policies, we may be liable for additional corporate income tax, withholding tax, indirect tax and penalties and interest related thereto, which may have a significant impact on our results of operations and financial condition.

We are subject to regular review and audit by the relevant tax authorities in the jurisdictions we operate and as a result, the authorities in these jurisdictions could review our tax returns and impose additional significant taxes, interest and penalties, challenge the transfer pricing policies adopted by us, claim that our operation constitutes a taxable presence in different jurisdiction and/or that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination is made.

In addition, tax benefits we currently receive in certain jurisdictions require us to meet several conditions and may be challenged or terminated or reduced in the future, which would increase our taxes, possibly with a retroactive effect.

Furthermore, companies in the electronic payments industry, including us, may become subject to incremental taxation in various tax jurisdictions. The cost to comply with such laws or regulations could be significant. Taxing jurisdictions have not yet adopted uniform positions on this topic. We could be required to collect additional sales, use, value added, digital services, equalization levy or other similar taxes, either direct and indirect, or be subject to other liabilities that may increase the costs our customers would have to pay for our products and adversely affect our results of operations. If we are required to be responsible for payment of such additional taxes and are unable to pass such taxes or expenses through or collect them from our customers, our costs would increase, and our net income would be reduced.

In addition, the failure by our customers to comply with reporting obligations in connection with transactions on our platform could result in regulatory inquiry, reputational damage and potential enforcement actions and additional reporting and withholding requirements.

Our current and future indebtedness may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our Receivables Loan and Security Agreement, dated October 28, 2021, contains, and the agreements evidencing or governing any other future indebtedness may contain, financial restrictions on us and our subsidiaries. A failure by our subsidiaries party to the Receivables Loan and Security Agreement or the failure by us to maintain certain financial maintenance covenants therein could result in an event of default, which could adversely affect our access to liquidity to support our working capital activity.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. If we are unable to service our debt and other obligations from cash flows, we may need to refinance or restructure all or a portion of such obligations prior to maturity. Our ability to refinance or restructure our debt and other obligations will depend upon the condition of the capital markets and our financial condition at such time. Any refinancing or restructuring could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If our cash flows are insufficient to service our debt and other obligations, we may not be able to refinance or restructure any of these obligations on commercially reasonable terms or at all and any refinancing or restructuring could have a material adverse effect on our business, results of operations, or financial condition.

Regulatory Risks Related to Payoneer

Our business is subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate, including (but not limited to) those governing deposit taking, factoring, stored value, cross-border and domestic money transmission, foreign exchange, privacy, data protection, banking secrecy and payment services (including payment processing and settlement services). The legal and regulatory requirements applicable to us are extensive, complex, frequently changing, and increasing in number, and may impose overlapping and/or conflicting requirements or obligations.

Financial and political events have increased the level of regulatory scrutiny on the payments industry, and regulatory agencies may view matters or interpret laws and regulations differently than they have in the past and in a manner adverse to our business. Our success and increased visibility may result in increased regulatory oversight and tighter enforcement of rules and regulations that may apply to our business. Governments may impose new regulatory requirements in a range of areas that, among other things, may:

●	Prohibit, restrict, and/or impose taxes or fees on our services, including to or from certain countries or with certain individuals, and entities;
●	Impose additional customer identification and due diligence requirements;
●	Impose additional reporting or record keeping requirements, or require enhanced transaction monitoring;
●	Limit the types of entities capable of providing money transmission services, or impose additional licensing or registration requirements;
●	Impose minimum capital or other financial requirements;
●	Limit or restrict the revenue that may be generated from transmitting money, processing payments, or factoring receivables, including interest earned on customer funds, transaction fees, and revenue generated from foreign exchange transactions;
●	Require enhanced disclosures to customers;
●	Limit the number or principal amount of money transmission transactions that may be sent to or from a jurisdiction, whether by an individual or in the aggregate; and
●	Restrict or limit the ability of firms to process transactions using a centralized record keeping system located outside of the jurisdiction in which the customer is located, requiring that data associated be localized in the same jurisdiction as the customer.

Any failure or perceived failure to comply with existing or new laws and regulations (including changes to or expansion of the interpretation of those laws and regulations), including those discussed in this risk factor, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and other enforcement actions in one or more jurisdictions; result in additional compliance and licensure requirements; increase regulatory scrutiny of our business; restrict our operations; force us to change our business practices, make product or operational changes or delay planned product launches or improvements. The foregoing could, individually or in the aggregate, expose us to significant liability, impose significant costs, require us to expend substantial resources, increase the cost and complexity of compliance, damage our brand and business, make our products and services less attractive, result in the loss of customers, limit our ability to grow the business, adversely affect our results of operations, and harm our reputation. The complexity of existing U.S. federal and state and foreign regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving U.S. and international regulatory environment, could result in a single event giving rise to a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. We have implemented policies and procedures designed to help ensure compliance with applicable laws, and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations.

We have obtained licenses to operate in multiple jurisdictions around the world. We hold licenses in the United States, Europe, Japan, Australia, and Hong Kong. From time to time, we interact with our regulators concerning the interpretation or application of certain regulatory requirements. In addition, we are obligated to self-report when we exceed the parameters or constraints of our licenses. In the past, these matters have not had a material adverse effect on our business but no assurance can be given that future disagreements or disputes will not have a material adverse of our business.

In the United States, we are licensed as a money transmitter (or its equivalent) in the states where it is required, as well as in the District of Columbia and Puerto Rico. As a licensed money transmitter, we are subject to restrictions with respect to its investment of customer funds, reporting requirements, bonding requirements and inspection by state regulatory agencies. Accordingly, if we violate these laws or regulations, we could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change our business practices or be required to obtain additional licenses or regulatory approvals that could impose substantial costs.

We provide our services to customers in the European Economic Area through our Irish subsidiary, Payoneer Europe Limited (“Payoneer Europe”). Payoneer Europe is licensed by the Central Bank of Ireland as an e-money institution and has completed the “passport” notification processes in all European Economic Area countries. We have received permission from the Financial Conduct Authority (“FCA”) in the United Kingdom under its temporary permission regime for Payoneer Europe to provide services to United Kingdom customers until the end of 2023, and have meanwhile filed an application as an authorized e-money institution for the purpose of serving United Kingdom customers following the lapse of said permission. Accordingly, we are subject to significant fines or other enforcement action if we violate the disclosure, reporting, anti-money-laundering, capitalization, fund management, corporate governance, privacy, data protection, information security, banking secrecy, taxation, sanctions, or other requirements imposed on Irish e-money institutions. The regulators in any country in which we operate could seek to persuade the regulators that have granted us a license to require us to operate through a local branch. In addition, European Union laws and regulations are typically subject to different and potentially inconsistent interpretations by the countries that are members of the European Union. Such actions can make compliance more costly and operationally difficult to manage.

In Japan, we provide our services through Payoneer Japan Ltd. (“Payoneer Japan”). Payoneer Japan is licensed as a Registered Fund Transfer Service Provider. Accordingly, we are subject to significant fines or other enforcement action if we violate the disclosure, reporting, anti-money-laundering, capitalization, fund management, corporate governance, privacy, data protection, information security, banking secrecy, taxation, sanctions, or other requirements imposed on Japanese fund transfer service providers.

In Australia, we serve our customers through Payoneer Australia Pty. Ltd. (“Payoneer Australia”), which is licensed by the Australian Securities and Investments Commission as a provider of a non-cash payment product. Accordingly, Payoneer Australia is subject to significant fines or other enforcement action if it violates the product disclosure, reporting, anti-money laundering, capitalization, privacy, corporate governance or other requirements imposed on Australian providers of non-cash payment products.

In Hong Kong, Payoneer Hong Kong Limited (“Payoneer Hong Kong”) is licensed as a Licensed Money Service Operator. Accordingly, Payoneer Hong Kong is subject to significant fines or other enforcement action if it violates the product disclosure, reporting, anti-money laundering, capitalization, privacy, corporate governance or other requirements imposed on Hong Kong money service operators.

In India, we are registered as an Online Payment Gateway Service Provider, approved by the Reserve Bank of India, for the purpose of facilitating certain import and export payments for Indian residents. We are required to periodically renew our registration as an Online Payment Gateway Service Provider.

In many of the markets in which we do business, we serve our customers through a company licensed in a different jurisdiction. It is unclear and uncertain whether our services are subject only to the jurisdictions in which they are licensed or if our services are subject to the law in which our customer is based. We have been and expect to continue to be required to apply for various licenses, certifications and regulatory approvals in countries other than ones in which we have already obtained a license. There can be no assurance that we will be able to obtain such licenses in the future, and the failure to obtain such licenses could have material adverse effect on our business. Even if we can obtain such licenses, there are substantial costs and potential product changes involved in maintaining such licenses, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, or corporate governance requirements.

In many other countries it may not be clear whether we are required to be licensed as a payment services provider, financial institution or otherwise. In such markets, we may rely on local banks or licensed payment service providers to process payments and conduct foreign exchange in local currency. Local regulators may use their power to slow or halt payments to our customers in those jurisdictions. Such regulatory actions or the need to obtain licenses, certifications or other regulatory approvals could impose substantial costs and involve considerable delay in the provision or development of our services in a given market, or could require significant and costly operational changes or prevent us from providing any services in a given market.

As we expand and localize our international activities, we are increasingly becoming obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and provide services to customers worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws.

Our results of operations may be adversely affected as a result of any decrease in revenue from customers operating in China as a result of regulatory changes or occurrences under other risk factors discussed herein. As a significant portion of our revenue is generated from China, any negative impact to our ability to serve customers based in China could exacerbate the other risks set forth herein.

Our services to customers from Greater China generated approximately 24% of our revenue for the year ended December 31, 2021. This geographic concentration in our business creates exposure to local economies and politics, and regional downturns. We are vulnerable to economic downturns or changing political landscapes in China and the Hong Kong Special Administrative Region. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our financial condition or results of operations.

We currently support customers from China through our partnerships with banks and licensed payment providers that are regulated by the People’s Republic of China and are licensed by the People’s Bank of China (the “PBOC”) and the State Administration of Foreign Exchange. As a result, we do not currently hold a license to operate in China. However, given the importance of Chinese customers to our business and our desire to establish a robust platform in the region, in 2019 our Israeli subsidiary, Payoneer Research & Development Ltd., established a joint venture company with Chinese partners to further enhance our regulatory infrastructure in relation to customers operating in China. The joint venture company is in the application process for a domestic license as a payment service provider with the PBOC. There is no guarantee that the PBOC will grant a license to our joint venture and to the extent the PBOC does grant a license, the scope or duration of any such license may be limited. In the future the PBOC may require foreign companies that provide services to Chinese businesses to have a local license, and should that be required a failure by us to secure such a license or to secure a license for our joint venture could have a material adverse effect on our business. Even if we can obtain such license, there are substantial costs and potential product changes involved in maintaining such license, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, or corporate governance requirements. Any change in regulation or legal requirements in China that restricts the services we can provide to customers operating in China may lead to a decrease in revenue and adversely affect our results of operation and financial condition.

Failure to comply with anti-money laundering, anti-bribery, economic and trade sanctions regulations and similar laws, could subject us to penalties and other adverse consequences.

We are subject to various anti-money laundering, anti-bribery, economic and trade sanctions regulations and similar laws, and our failure to comply with such laws and regulations could subject us to penalties and other adverse consequences.

U.S. and other regulators globally continue to increase their scrutiny of compliance with these obligations, which requires us to continually monitor and update our compliance program, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. Many countries in which we operate also have anti-money laundering and counter-terrorist financing laws and regulations, and we have been and continue to be required to make changes to our compliance program in various jurisdictions in response. The European Commission, for example, from time to time introduces revisions to the Anti-Money

Laundering Directives, which could make compliance more costly and operationally difficult to manage. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers and any change in such thresholds could result in greater costs for compliance.

We rely on technical programs and third-party providers to monitor our compliance with the laws and regulations to which we are subject. Such technical programs require us to timely update the programs to account for any relevant changes in laws or regulations. If we fail to update the technical programs correctly or in a timely manner, the technical programs may fail to flag conduct that violates existing laws or regulations, which may subject us to government investigation, fines or reputational damage and could have a material adverse effect on our business, financial condition and results of operations.

We routinely report to the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) on payments we have rejected or blocked pursuant to OFAC sanctions regulations and on any possible violations of those regulations. Any transactions we process in violation of OFAC sanctions regulations could result in claims or actions against us including litigation, injunctions, damage awards, fines or penalties, or require us to change our business practices that could result in a material loss, require significant management time, result in the diversion of significant operational resources or otherwise harm our business. Violation of OFAC sanctions regulations that OFAC determines to be egregious can result in significant statutory penalties in addition to harm to our reputation. We have made in the past, and may make in the future, disclosures related to potential violations of OFAC sanctions regulations. For example, in February 2016, we submitted a disclosure to OFAC about certain payments to the Crimea region of Ukraine and other OFAC target countries, and during 2021 we entered into a settlement with OFAC relating to the foregoing matter which included a monetary settlement.

We may operate our business in foreign countries where companies often engage in business practices that are prohibited by United States and other regulations applicable to us. We are subject to anti-corruption laws and regulations, including the Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit the making or offering of improper payments to foreign government officials and political figures, including anti-bribery provisions enforced by the Department of Justice. These laws prohibit improper payments or offers of payments to foreign governments and their officials and political parties by United States persons or companies for the purpose of obtaining or retaining business. We have implemented policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations; however, there can be no assurance that all of our employees, consultants and agents, including those that may be based in or from countries where practices that violate U.S. or other laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible.

Our failure to manage our customer funds properly could harm our business.

We hold a substantial amount of funds belonging to our customers, including balances in customer accounts and funds being remitted to our customers as sellers of goods and services. In certain jurisdictions where we operate, we hold, and in certain jurisdictions are required to hold and segregate, eligible liquid assets equal to at least 100% of the aggregate amount of all customer funds held by our licensed entity in such jurisdiction. Our ability to manage and accurately account for the assets underlying our customer funds and comply with applicable liquid asset requirements and applicable regulations requires a high level of internal controls. As our business continues to grow and we expand our product offerings, we must continue to strengthen our associated internal controls. Our success requires our customers’ confidence in our ability to properly manage customer balances and handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to appropriately manage our customer funds in compliance with applicable regulatory requirements could result in reputational harm, lead customers to discontinue or reduce their use of our products, and result in significant penalties and fines and additional restrictions, which could materially harm our business.

Our business is subject to complex and evolving regulations and oversight, in relation to privacy and data protection. Failure to comply with applicable data protection laws and regulations could subject us to fines and reputational harm.

As part of our business, we collect PII, also referred to as personal data or personal information, and other potentially sensitive and/or regulated data from our employees, customers and the vendors we work with. Laws and regulations in the United States, Europe and around the world restrict how personal information is collected, processed, stored, transferred, used and disclosed, as well as set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure and sale of their protected personal information. Several foreign jurisdictions, including the European Economic Area (EEA) member states and the United Kingdom, have laws and regulations which are more restrictive in certain respects than those in the United States. For example, the EU General Data Protection Regulation, or GDPR, which came into force on May 25, 2018, implemented stringent operational requirements for the use of personal data. In addition, the European e-Privacy

Directive requires EEA member states to regulate marketing by electronic means and the use of web cookies and other tracking technology. Each EEA member state has transposed the requirements of these directives into its own national data privacy regime, and therefore the laws may differ between jurisdictions. This directive is under reform and is expected to be replaced by a regulation which should provide consistent requirements across the EU.

The GDPR (and GDPR as it forms part of retained European law (as defined in the European Union (Withdrawal) Act 2018) (UK GDPR)), introduced more stringent requirements (which will continue to be interpreted through guidance and decisions over the coming years) and requirements on organizations to erase or rectify an individual’s information upon request, implement mandatory data breach notifications and applies new obligations on service providers and strict protections on how data may be transferred outside of the EEA. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. Most recently, on July 16, 2020, the Court of Justice of the EU struck down a permitted personal data transfer mechanism between the EEA and the United States, invalidating the use of the EU-U.S. Privacy Shield Framework and further casting doubt on the use of another main transfer mechanism, the EU standard contractual clauses. Subsequently, on June 4, 2021, the European Commission published new standard contractual clauses for the transfer of personal data from EEA member states, which, in order to address the above ruling, includes the requirement to conduct data transfer impact assessments to determine whether law and practice in a receiving jurisdiction would prevent the recipient from meeting its obligations under the new standard contractual clauses, in addition to the requirement to conduct periodic reviews to identify change of laws and practices in the receiving jurisdiction.

In addition, up until recently transfers from the EU to the UK were covered by the EU-UK Trade and Cooperation Agreement which provided a 6 month ‘bridging period’ to allow continued transfers to the UK without the need for additional measures. As of June 28, 2021, the European Commission adopted adequacy decisions for the United Kingdom allowing the free flow of personal data from the EU to the United Kingdom, where it benefits from an essentially equivalent level of protection to that guaranteed under EU law. However, the adequacy decisions will automatically expire after four years and after that period, they might be renewed if the UK continues to ensure an adequate level of data protection.

In the United States, both the federal and various state governments have adopted or are considering, laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act, or CCPA, which became enforceable by the California Attorney General on July 1, 2020, and requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new abilities to opt out of certain disclosures of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The effects of the CCPA, its implementing regulations, and uncertainties about the scope and applicability of exemptions that may apply to our business, are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, amendments to the CCPA enshrined in the California Privacy Rights Act (“CPRA”), which will strengthen privacy laws in California and create a new privacy regulatory agency in the state will become effective on January 1, 2023. In addition, Virginia and Colorado adopted new data privacy laws to become effective on January 1, 2023 and July 1, 2023 (respectively), both adding rights to consumers and compliance obligations for businesses. Nevada also amended its privacy law effective as of October 2021, adding consumer rights in relation to the sale of personal data.

In addition, the Personal Information Protection Law of the People’s Republic of China (PIPL) became effective November 1, 2021. The PIPL regulates data processing in China, and the protection of the privacy and personal information of Chinese citizens. The PIPL applies to Chinese organizations, as well as foreign organizations engaging with customers from China, and requires such organizations to take necessary measures, as applicable, in order to ensure compliance.

As these and other laws and regulations may continue to evolve and be enacted, or new interpretation of existing laws and regulations apply, it may require us to modify our data processing practices, agreements and policies and to incur substantial costs in order to comply with this ever-evolving regulatory landscape. Restrictions on the collection, use, sharing or disclosure of PII or additional requirements and liability for security and data integrity could require us to modify our solutions and features, possibly in a material manner, could limit our ability to develop new services and features and could subject us to increased compliance obligations and regulatory scrutiny. We take a variety of technical and organizational security measures and other measures to protect the data we process, including data pertaining to our customers, employees and business partners. Despite measures we put in place, we may be unable to anticipate or prevent unauthorized access to such data.

Non-compliance with data protection and privacy requirements may result in regulatory fines (which for certain breaches of the GDPR are up to the greater of 20 million Euros or 4% of total global annual turnover), regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

General Risks Related to Payoneer

From time to time we are subject to various legal proceedings which could adversely affect our business, financial condition or results of operations.

We are involved in various litigation matters from time to time. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. If we are unsuccessful in our defense in these litigation matters, or any other legal proceeding, we may be forced to pay damages or fines, enter into consent decrees or change our business practices, any of which could adversely affect our business, financial condition or results of operations.

The failure to attract and retain key personnel could have a material adverse effect on our business.

We depend on the experience, skill and contributions of our senior management and other key employees. If we fail to attract, motivate and retain highly qualified management and key personnel, including (but not limited to), technical, compliance and sales employees, particularly in light of the intensified and expanded competition for talent, our future success could be harmed. Our senior management provides strategic direction for our company, and if we lose members of our leadership team, our management resources may have to be diverted from other priorities to address this loss. Our products and services require sophisticated knowledge of the financial services industry, applicable regulatory and industry requirements, computer systems, and software applications, and if we cannot hire or retain the necessary skilled personnel, we could suffer delays in new product development, experience difficulty complying with applicable requirements or otherwise fail to satisfy our customers’ demands.

Acquisitions, joint ventures or other strategic transactions create certain risks and may adversely affect our business, financial condition or results of operations.

Acquisitions, partnerships and joint ventures are part of our growth strategy. We evaluate and expect in the future to evaluate potential strategic acquisitions of, and partnerships or joint ventures with, complementary businesses, services or technologies. We may not be successful in identifying acquisition, partnership and joint venture targets. In addition, we may not be able to successfully finance or integrate any businesses, services or technologies that we acquire or with which we form a partnership or joint venture. We may not be able to identify suitable acquisition candidates or complete acquisitions in the future, which could adversely affect our future growth; or businesses that we acquire may not perform as well as expected or may be more difficult or expensive to integrate and manage than expected, which could adversely affect our business and results of operations. In addition, the process of integrating these acquisitions may disrupt our business and divert our resources.

In addition, acquisitions outside of the United States often involve additional or increased risks including, for example:

●	managing geographically separated organizations, systems and facilities;
●	integrating personnel with diverse business backgrounds and organizational cultures;
●	complying with non-U.S. regulatory requirements;
●	fluctuations in currency exchange rates;
●	enforcement and protection of intellectual property in some non-U.S. countries;
●	difficulty entering new non-U.S. markets due to, among other things, consumer acceptance and business knowledge of these new markets; and
●	general economic and political conditions.

These risks may arise for a number of reasons: we may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms; we may face competition for acquisitions from other potential acquirers; we may need to borrow money or sell equity or debt securities to the public to finance acquisitions and the terms of these financings may be adverse to us; changes in accounting, tax, securities or other regulations could increase the difficulty or cost for us to complete acquisitions; we may incur unforeseen obligations or liabilities in connection with acquisitions; we may need to devote unanticipated financial and management resources to an acquired business; we may not realize expected operating efficiencies or product integration benefits from an acquisition; we could enter markets where we have minimal prior experience; and we may experience decreases in earnings as a result of non-cash impairment charges.

We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

If we fail to implement and maintain effective internal controls over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

As a private company, we have not been required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes Oxley Act of 2002, or Section 404. As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing, implementing and maintaining effective internal controls is a continuous effort that require us to anticipate and react to changes in our business and the economic and regulatory environments. In this regard, we continue to dedicate internal resources, potentially engage outside consultants, implement a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting.

It is possible that our internal controls over financial reporting are not effective because they cannot detect or prevent material errors at a reasonable level of assurance. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and adversely affect our operating results. In addition, we will be required, pursuant to Section 404, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation and testing. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. In addition, pursuant to Section 404, we will be required to include in the annual reports that we file with the SEC an attestation report on our internal control over financial reporting issued by our independent registered public accounting firm.

Furthermore, during the course of our testing of our internal controls over financial reporting, or during the subsequent testing by our independent registered public accounting firm, we may identify deficiencies which would have to be remediated. As a consequence, we may have to disclose in periodic reports we file with the SEC material weaknesses in our system of internal controls. The existence of a material weakness would preclude management from concluding that our internal controls over financial reporting are effective, and would preclude our independent auditors from issuing an unqualified opinion that our internal controls over financial reporting are effective. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in the accuracy and completeness of our financial reporting and may negatively affect the trading price of our common stock, and we could be subject to sanctions or investigations by regulatory authorities. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal controls over financial reporting, it could negatively impact our business, results of operations and reputation.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. As a public company, we are subject to significant obligations relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations. These obligations and scrutiny require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.

The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses may be greater than we anticipate.

We became a public company following the Closing of the Reorganization, and as such, have incurred, and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Compliance with these rules and regulations can be burdensome. Our management and other personnel continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and could also make it more difficult for us to attract and retain qualified members of our board.

We continue to evaluate these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our annual reports and provide an annual management report on the effectiveness of control over financial reporting, and will be required to disclose material changes in internal control over financial reporting on an annual basis.

We will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC.

To achieve compliance with Section 404 within the prescribed period, we started a process of engaging, documenting and evaluating our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. We will need to continue to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses. We are evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. As a result, the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of:

●	the last day of the fiscal year during which our total annual revenue equals or exceeds $1.07 billion (subject to adjustment for inflation);
●	the last day of the fiscal year following the fifth anniversary of our initial registered offering;
●	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

●	the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

We expect to become a “large accelerated filer” under the Exchange Act on the last day of our 2022 fiscal year and, should this occur, we will no longer qualify as an “emerging growth company”.

We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, the JOBS Act permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. Accordingly, this election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies. When a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will adopt the new or revised standard at the time private companies adopt the new or revised standard, unless we choose to adopt the standard earlier, if permitted. As a result, our consolidated financial statements may not be comparable to the financial statements of companies that comply with new or revised accounting pronouncements as of public company effective dates.

Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our per share trading price may be materially adversely affected and more volatile.

Our ability to use net operating loss carryforwards and certain other tax attributes may be limited

As of December 31, 2021, Payoneer had accumulated net operating loss carryforwards which may be available to offset and reduce future taxable income.

Net operating losses that were incurred prior to 2018, are generally available and can be carried forward for 20 years. It is possible that Payoneer will not generate taxable income in time to use these net operating loss carryforwards before their expiration.

Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and subsequent years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Tax Code, respectively, and similar provisions of state law. Under those sections of the U.S. Tax Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Payoneer has not yet undertaken an analysis of whether the Transaction constitutes an “ownership change” for purposes of Section 382 and Section 383 of the U.S. Tax Code.

Risks Related to Our Common Stock

The trading market for our common stock has existed for only a short period following the closing of the Reorganization, and the market price and trading volume of our common stock may fluctuate significantly.

Prior to the closing of the Reorganization, there was not a public market for shares of our common stock. An active trading market for our common stock commenced only following the closing of the Reorganization and may not be sustainable. The trading price of our common stock may be volatile and the trading volume in our common stock may fluctuate and cause significant variation to occur. If the per share trading price of our common stock declines significantly, you may be unable to resell your shares at or above the purchase price.

The trading price of our common stock has been, and will likely continue to be volatile and subject to wide price fluctuations in response to various factors, including:

●	market conditions in the broader stock market in general, or in our industry in particular;
●	actual or anticipated fluctuations in our quarterly financial and operating results;
●	accuracy of our earnings guidance or other forward-looking statements regarding our financial performance;
●	introduction of new products and services by us or our competitors;
●	issuance of new or changed securities analysts’ reports or recommendations;
●	sales of large blocks of our stock;
●	additions or departures of key personnel;
●	regulatory developments;
●	litigation and governmental investigations; and
●	geopolitical and other economic and political conditions or events (such as the developing armed conflict between Russia and Ukraine).

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

The trading market for our common stock may also be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

The scope and contents of reports published by analysts, including any projections in those reports that differ from our actual results, could adversely affect the price and trading of our common stock.

The trading market for our securities depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If few analysts cover us, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly. In addition, securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.

If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Anti-takeover provisions in our certificate of incorporation and Delaware law could delay or prevent a change in control, limit the price investors may be willing to pay in the future for our common stock and could entrench management.

Provisions within our certificate of incorporation and bylaws may delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting our board of directors to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations and placing limitations on convening stockholder meetings. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. See “Description of Capital Stock.”

Additionally, our certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of our board of directors to (i) prevent the transfer of capital stock, or the exercise of rights with respect to our capital stock, if the effect of such transfer or exercise of rights would result in a stockholder holding more than 9.9% of the total issued and outstanding shares of our capital stock on a fully diluted basis, and (ii) designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These defenses could discourage, delay or prevent a transaction involving a change in control of the combined company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

Our certificate of incorporation and bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder limitation matters, subject to limited exceptions, which could discourage stockholder lawsuits or limit our stockholders’ ability to bring a claim in any judicial forum that they find favorable for disputes against our directors, officers, other employees or stockholders.

Our certificate of incorporation and bylaws provide that, unless we consent in writing to the selection of an alternative forum, (A) the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for any stockholder to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, the Proposed Charter or the Proposed Bylaws (as either may be amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware, and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any compliant asserting a clause of action arising under the federal securities laws. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation and bylaws.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the certificate of incorporation and bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Currently, our common stock and public warrants are publicly traded on Nasdaq under the symbols PAYO and PAYOW, respectively. We cannot assure you that our securities will continue to be listed on Nasdaq. In order to continue listing our securities on Nasdaq, we will be required to maintain certain financial, distribution and stock price levels. Generally, we will be required to maintain a minimum amount in stockholders’ equity and a minimum number of holders of our securities.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our common stock and warrants are listed on Nasdaq, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Our warrants are accounted for as a liability and the changes in fair value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC issued a statement (the “Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies. In light of the Statement and guidance in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” Payoneer’s management evaluated the terms of the Warrant Agreement entered into in connection with the Reorganization and concluded that its warrants include provisions that, based on the Statement, preclude the warrants from being classified as components of equity. As a result, we have classified the warrants as a liability. Under this accounting treatment, we are required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly valuation of our warrants and that such gains or losses could be material.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in New York City. In addition to our New York office, we also have offices in the greater metropolitan areas of Tel Aviv, San Francisco, Munich, Dublin, Singapore, London, Buenos Aires, Shanghai and Hong Kong as well as 14 offices in 8 other countries. We lease or pay membership fees for each of our office spaces. We believe that our current facilities are adequate to meet our immediate needs.

Item 3. Legal Proceedings.

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings that may have significant effects on our financial position or profitability.

For information on risks related to litigation, see Note 12 - Commitments and Contingencies, to our audited financial statements as of December 31, 2021. See also “Risk Factors - General Risks Related to Payoneer - From time to time we are subject to various legal proceedings which could adversely affect our business, financial condition or results of operations.”

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and warrants trade on The Nasdaq Global Market under the symbols “PAYO” and “PAYOW,” respectively, and prior to the completion of the business combination with FTAC Olympus Acquisition Corp. (“FTOC”), FTOC’s units, comprised of Class A ordinary shares and warrants traded listed on The Nasdaq Capital Market under the symbols “FTOCU,” “FTOC” and “FTOCW,” respectively.

Holders

As of February 25, 2022, there were 353 holders of record of our common stock, 1 holder of record of our private warrants, and 1 holder of record of our public warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will depend on our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board at such time.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and Note 14, Stock-Based Compensation of the Notes to Consolidated Financial Statements included herein for additional information required.

Stock Price Performance

The graph above compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 Information Technology Index and the Nasdaq Composite Index. The graph assumes an initial investment of $100 in our common stock at the market close on June 28, 2021, which was our initial trading day. Data for the S&P 500 Information Technology Index and the Nasdaq Composite Index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

A total of 60,408 shares of our common stock were issued pursuant to the Optile acquisition consummated in 2020, during the quarterly period ended December 31, 2021. The issuances of the securities described in this paragraph was made in reliance upon the exemption from registration requirements pursuant to Section 4(a)(2) of the Securities Act. Such securities were issued as deferred consideration to the sellers pursuant to the terms of the optile acquisition consummated in 2020, and we did not receive any proceeds from the issuance.

A total of 111,080 shares of our common stock were issued pursuant to a separation agreement with a certain senior executive during the quarterly period ended December 31, 2021. The issuance of the securities described in this paragraph was made in reliance upon the exemption from registration requirements pursuant to Section 4(a)(2) of the Securities Act. Such shares were issued pursuant to the terms of the above separation agreement and in settlement of said senior executive’s terms of service, and we did not receive any proceeds from the issuance.

Transactions of unregistered equity securities for the period from June 28, 2021 to September 30, 2021 were disclosed in our Quarterly Reports on Form 10-Q for the applicable periods.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (October 1, 2021 through October 31, 2021)	N/A	N/A	N/A	N/A
Month #2 (November 1, 2021 through November 30, 2021)	N/A	N/A	N/A	N/A
Month #3 (December 1, 2021 through December 31, 2021) (1)	279,596	$6.46	N/A	N/A
Total (1)	279,596	$6.46	N/A	N/A

(1)The indicated amount includes stock repurchased to cover withholding tax liabilities for executive officers and employees’ restricted stock units, as well as a repurchase from one director in connection with such director’s tax liability.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this section, unless otherwise noted, “we”, “us”, “our”, “Payoneer”, and the “Company” refer to Payoneer Inc. for the period prior to the Closing Date (as defined below) and to Payoneer Global Inc. for the period thereafter.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other sections of this Annual Report, including “Item 1. Business,” and the accompanying Consolidated Financial Statements and related Notes included elsewhere in this Report. Some of the information contained in this discussion and analysis, including information with respect to our future performance, liquidity and capital resources, and general and administrative functions, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Payoneer was founded in 2005 with the idea that technology and the internet were transforming commerce and making it possible for anyone, anywhere to build and grow a digital business. From the beginning, we recognized the importance of offering services to both sides of two-sided commerce networks: small businesses who would need help navigating the increasingly complex digital economy, and marketplaces who would need help supporting their increasingly distributed seller-base. Over the past 16 years, we have built a one-of-a-kind platform designed to serve the needs of digital businesses globally.

At the foundation of the Payoneer platform is a robust secured, regulated global payment infrastructure that simplifies the process for any business to pay and get paid globally as easily as it does locally. On top of this foundation, we continue to develop a comprehensive suite of products and services, providing sophisticated tools to help our customers grow.

Owing to the strength of our payment infrastructure and the breadth of our product offerings, Payoneer operates as both a provider of services to enterprises and marketplaces as well as a B2B payment provider, empowering all of our customers to transact internationally with ease. As a result, we have cultivated a meaningful brand in the global digital commerce ecosystem supporting millions of marketplaces, enterprises, and SMBs across more than 190 countries and territories and 7,000+ unique trade corridors.

We primarily generate revenues when Payoneer customers use the funds in their Payoneer account to make a payment, make a purchase or to withdraw the funds locally. Our revenue growth is based on (i) increasing the monetization rates of Payoneer services; and (ii) growing the volume of transactions processed through the Payoneer platform. Our efforts to increase the overall monetization rate of Payoneer services includes increasing our focus on acquiring customers in regions with higher rates of monetization, accelerating the growth of payment services with higher rates of monetization like B2B AP/AR, and also introducing new services for customers that generate improved monetization, like our Digital Purchasing Card. Volume is one of the primary drivers for our revenue growth. See “Key Metrics and Non-GAAP Financial Measures” for additional information.

Our customers have trusted the Payoneer platform to process $56.7 billion, $44.4 billion and $28.9 billion in volume during the years ended December 31, 2021, 2020 and 2019, respectively.

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

The Reorganization was accounted for on a reverse recapitalization basis for which Payoneer Inc. has been determined to be the accounting acquirer (the “Reverse Recapitalization”). Since the Reorganization was accounted for as a Reverse Recapitalization, no goodwill or other intangible assets were recorded, in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, FTOC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Payoneer Global Inc. issuing stock for the net assets of FTOC, accompanied by a recapitalization. The net assets of FTOC were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization will be those of Payoneer Inc. See “Introductory Note” and Note 3 to our consolidated financial statement for additional information.

Key Development and Trends

Seasonality

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns and high-travel seasons. Historically, our revenues have been strongest during the fourth quarter of every year, primarily as a result of higher eCommerce sales during the holiday season. Additionally, in a typical year, we see revenue fluctuations related to peak travel periods, specifically in the late second quarter into the third quarter of every year, within the northern hemisphere markets and the late fourth quarter into the first quarter of every year, within the southern hemisphere markets. Adverse events that occur during these months, such as COVID-19 which has had an impact to our results in 2020 and 2021, could have a disproportionate effect on our revenue results for the entire fiscal year.

Impact of the COVID-19 Pandemic

Shelter-in-place orders, social distancing measures and travel restrictions following the extraordinary spread of COVID-19 fundamentally shifted commerce and the way buyers and sellers transact, accelerating digitalization and eCommerce trends.

Starting in January 2020, COVID-19 impacted Payoneer teams, customers, and supply chains. Starting in March 2020, due to broader travel restrictions, global travel and tourism slowed, negatively impacting our travel customer base. Furthermore, the Federal Reserve cut interest rates to zero in mid-March 2020, negatively impacting our interest income revenues, associated with underlying customer accounts. Despite the global travel slowdown and interest rate cuts, and wavering consumer confidence, the COVID-19 pandemic driven shift in buying patterns from brick and mortar to eCommerce, led to an acceleration of digital commerce that created tailwinds which further strengthened our role in the global economy.

We will continue to evaluate the nature and extent of the potential impact of COVID-19 on our business, consolidated results of operations and liquidity.

Key Factors Affecting Our Performance

Continued Growth of Digital Commerce. Growth of digital commerce has accelerated due to the COVID-19 pandemic, shifting buying preferences to online from offline. As more economic activity moves to the digital world, we expect to see more businesses adapting and moving online, broadening the number of potential customers we can offer services. For the years ended December 31, 2021, 2020 and 2019, total volume increased by 28%, 53% and 35% on a year-over-year basis, respectively.

Acquiring New Customers. Maintaining our growth requires new customers to continue adopting our platform and products. We will continue to invest in our go-to-market strategy as we further penetrate our addressable markets. Our financial performance will depend in large part on the overall global demand for our platform.

Continue to Grow Within Existing Customers. Our revenue grows as we meet more needs of our customers around the world. Our customers tend to utilize more of our services as their needs grow and as they understand the benefits Payoneer can provide to their business. Sustaining our growth will depend on our ability to continue meeting our customers’ needs and persuading them to use more of our platform.

Network-Effects Drive Low-Cost Customer Acquisition. We support a two-sided network, providing services to buyers and suppliers, marketplaces and marketplace sellers and connecting them all on a single platform. We leverage this unique position in the middle of two-sided networks to cost-effectively acquire customers, ranging from some of the most valuable companies in the world to small sole proprietors in emerging markets. These network effects have allowed us to increase our volume from new customers and to foster relationships with some of the largest marketplaces around the world. As our customers sell more goods and services online through digital channels, our volume increases - we grow our volume as our customers grow their volume. Our customer cohorts have grown consistently over time, resulting in more than 100% net volume retention by cohort. We continue to innovate, to connect digital businesses to more digital businesses and deliver new products and services for our customers, such as Working Capital and Merchant Services, which we expect will increase the growth and lifetime value of our customer base.

As part of our network relationships, we enter from time to time into agreements with marketplaces around the world. Many of these agreements contain product offerings to be provided to Payoneer’s customers receiving payments from the marketplaces or service offering to the marketplace directly or a combination of both. Some agreements have exclusivity arrangements with defined term length. Some agreements have fee structures that are defined only partly through the contract’s term while the remaining fee structure is subject to market competitive rates and good faith negotiation with the marketplace. In addition, in a few instances, we compensate the marketplace with structured incentives to acquire additional customers. These incentive structures can apply throughout the contract term or only a portion of the term. Due to the variety of these arrangements, variability exists which can impact revenue, and earnings. In cases where the marketplaces pay us fees, we may recognize all or part of such incentives as a reduction of revenues.

Expand Our Partnership Network. We collaborate with many partners around the world, which enables us to integrate Payoneer services into software platforms, banks and other offerings actively used by small businesses. These integrated partnerships enable us to offer better service to our customers and to cost-effectively acquire new customers. These partnerships cover a broad range of third parties, including SaaS platforms, sourcing platforms, banks, tax providers and accounting software providers. Our ability to innovate and grow is dependent, in part, on our ability to maintain and grow our partnership base.

Investment in new services to drive growth

We will continue to make significant investments in both existing and new products and services, including B2B AP/AR, Working Capital and Merchant Services. By delivering more services to our customers, we can improve their ability to manage and grow their businesses. These investments in product development are necessary to achieve our long-term growth and profitability.

Acquisitions

In 2020, we acquired optile GmbH (now, Payoneer Germany GmbH), or optile, a leading, next-generation payment orchestration technology platform, that empowers merchants to be in control of their online consumer payments and optimize for quality, cost and consumer choice, while unifying reconciliation and reporting. optile’s technology enabled us to expand our product suite to improve the way merchants of all sizes manage their online payments from consumers. We believe there are additional opportunities to deliver value to more customers through targeted acquisitions.

Economic conditions and resulting business trends

Our results of operations are impacted by the relative strength of the overall global economy and its effect on business investment, unemployment, consumer spending behavior, and business and consumer demand. Our customers’ underlying business activities are also linked to the macroeconomic and geopolitical environment. For example, the armed conflict between Ukraine and Russia that developed during early 2022 and the related economic sanctions imposed by several countries on Russia and certain territories in Ukraine and on certain Russian and Belarusian banks, may impact our services to customers in such countries. Continuation or escalation of the conflict may have a significant effect on our results of operations.

Components of Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

Revenue

The majority of our revenues are generated from transaction fees, which vary based on the type of service the customer utilizes. Transaction fee revenue principally consists of revenue generated when customers use their funds, either to withdraw their funds from our platform or to use the funds to make payments. Some services, such as virtual commercial cards, typically generate higher transaction fees from a dollar of volume than if that same dollar was withdrawn to a customer’s bank account.

To a lesser extent, we generate revenue through collection fees, which mainly refer to fees charged when payments are made into a customer’s account, and also bank transfer fees, which are fees charged when one of Payoneer’s Enterprise customers uses Payoneer to send a payment directly into the bank account of a small business.

The majority of our revenue is recognized and collected upon the completion of the underlying transaction. In some cases, revenues are collected through intermediaries. For more information on our revenue recognition policies, see note 2t. of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Transaction costs

Transaction costs mainly consist of fees paid to the banks, processors and networks that process payments to and from the Payoneer platform, costs to acquire currencies, card supply costs and losses related to certain of our services. These costs are net of any rebate programs with banks and processors, such as volume rebates. Transaction costs are primarily driven by volume and number of transactions and generally increase as volume and number of transactions increase.

We are exposed to potential transaction losses such as credit cards collections losses, Electronic Funds Transfer returns, prepaid card negative balances and chargebacks, and capital advance losses. These costs are included in transaction costs. We also record an allowance for estimated losses arising from doubtful capital advances.

Other operating expenses

Other operating expenses mainly include compensation for our employees and subcontractors who support customer service calls, customer approvals, banking infrastructure implementations, transaction monitoring and liquidity management as well as indirect costs incurred for fraud detection, compliance operations, regulatory services and maintenance costs related to our customer call center infrastructure.

Research and development expenses

Research and development expenses consist primarily of employee compensation and related costs, professional services and consulting expenses, and non-capitalized costs associated with the development of new technologies. Such non-capitalized costs are charged to the statement of operations as incurred.

Sales and marketing expenses

Sales and marketing expenses consist of costs for business development, customer success, product launch costs, marketing and advertising costs, retention costs and certain customer acquisition costs. This also includes employee compensation and related costs to support the sales and marketing process.

General and administrative expenses

General and administrative expenses consist primarily of compensation, benefits and overhead expenses associated with corporate management. This also includes, among other things, directors’ and officers’ liability insurance, director fees, internal and external accounting and legal and administrative resources, including audit and legal fees.

Depreciation and amortization

Depreciation and amortization consist primarily of amortization of intangible assets, internally developed software, and depreciation of our investments in property, equipment, and software. We depreciate and amortize our assets on a straight-line basis in accordance with our accounting policies. The useful lives are 3-5 years for computers, software and peripheral equipment, 6-16 years for furniture and office equipment, and the lesser of the asset useful life or remaining lease term for leasehold improvements. Capitalized development costs and current technology acquired as part of the optile acquisition are amortized over the period of estimated benefit, using the straight-line method and estimated useful lives of 3-6 years.

Financial income, net

Financial income, net includes gains (losses) from foreign exchange fluctuations. We conduct transactions worldwide and settle accounts with our financial intermediaries in various currencies. Interest income (expense) from cash and cash equivalents deposited in its accounts is also included under financial income, net, which vary based on cash and cash equivalents balances, and based on market rates. In addition, as a result of the Reorganization, we acquired warrants that are exercisable for shares of the Company’s common stock. These warrants are classified as a liability and remeasured at period end.

Income tax

We are in a loss position in the US and have a full valuation allowance. We are profitable in foreign jurisdictions for which there are income taxes recorded.

Share in losses of associated company

Investment in entities where we have the ability to exercise significant influence, but not control, over the investee and investment in joint ventures, is accounted for using the equity method of accounting. As of December 31, 2021, we had a joint venture with assets and operations located in China. Our share in the results of operations is included as share in losses of associated company on the consolidated statements of loss.

Results of Operations

Year ended December 31, 2021 Compared to the year ended December 31, 2020

The following table sets forth a summary of our consolidated results of operations for the years indicated, and the changes between periods.

	Year ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Revenues	$473,403	$345,592	$127,811	37%
Transaction costs (1)	101,476	97,040	4,436	5%
Other operating expenses	124,649	81,976	42,673	52%
Research and development expenses	80,760	52,301	28,459	54%
Sales and marketing expenses	114,331	76,846	37,485	49%
General and administrative expenses	64,399	37,629	26,770	71%
Depreciation and amortization	17,997	17,095	902	5%
Total operating expenses	503,612	362,887	140,725	39%
Operating loss	(30,209)	(17,295)	(12,914)	75%
Financial income (expense):
Gain from change in fair value of Warrants	11,824	—	11,824	**
Other financial income (expense), net	(6,854)	2,012	(8,866)	**
Financial income, net	4,970	2,012	2,958	147%
Loss before taxes on income and share in losses of associated company	(25,239)	(15,283)	(9,956)	65%
Taxes on income	8,711	8,320	391	5%
Share in losses of associated company	37	143	(106)	(74)%
Net loss	$(33,987)	$(23,746)	$(10,241)	43%

** Not meaningful

(1)	In 2021, interest expense and fees associated with related party transaction was $220.

Revenues

Revenues were $473.4 million for the year ended December 31, 2021, an increase of $127.8 million, or 37%, compared to $345.6 million for the year ended December 31, 2020. Our volume grew by $12.3 billion, or 28%, compared to the year ended December 31, 2020 as we experienced continued growth in digital commerce stemming from the shift in consumer buying behavior towards eCommerce as well as increases in our value-added products and services that are not influenced directly by volume increases.

Transaction costs

Transaction costs were $101.5 million for the year ended December 31, 2021, an increase of $4.5 million, or 5%, compared to $97.0 million for tar ended December 31, 2020. This increase was driven by an increase in Capital Advance related costs of $4.4 million, primarily driven by specific advances with higher collection risk, offset by a decrease in network fees due to an increase in payment network incentives of $8.2 million earned by achieving certain volume-related milestones. Excluding these drivers, transaction costs increased by $8.3 million or 8% while volume increased by 28% during the year ended December 31, 2021 as compared to the same period in prior year. Transaction costs receded while volume grew due to improved commercial terms, internal platform optimizations, lower chargebacks and losses, and negotiated cost structure benefits.

Other operating expenses

Other operating expenses were $124.6 million for the year ended December 31, 2021, an increase of $42.6 million, or 52%, compared to $82.0 million for the year ended December 31, 2020. This increase was driven primarily by an increase of $18.7 million in third-party contractor expenses and information technology expenses to support our growing volume and business requirements. In addition, we experienced an increase of $15.5 million in employee compensation, benefits and other employee-related expenses partly as a result of an increase in headcount and reached a regulatory settlement of $1.1 million. In 2020, we recorded a recovery of a reserve amounting to $3.6 million relating to one of our issuing banks, who entered into a liquidation process, and for which we had provisioned for doubtful debts during 2018. In 2021, we recorded a reserve amounting to $2.3 million relating to a separate bank, who entered into a liquidation process.

Research and development expenses

Research and development expenses were $80.8 million for the year ended December 31, 2021, an increase of $28.5 million, or 54%, compared to $52.3 million for the year ended December 31, 2020. This increase was driven primarily by an increase of $23.2 million in employee compensation, benefits and other employee-related expenses as a result of an increase in headcount. In addition, we experienced an increase of $4.8 million in third-party contractor expenses and information technology expenses to support our growing volume and business requirements

Sales and marketing expenses

Sales and marketing expenses were $114.3 million for the year ended December 31, 2021, an increase of $37.5 million, or 49%, compared to $76.8 million for the year ended December 31, 2020. This increase was driven mainly by an increase of $23.1 million in employee compensation, benefits and other employee-related expenses, partly as a result of an increase in headcount, and an increase of $3.1 million in third-party commissions which corresponds to our revenue growth. In addition, we experienced an increase of $2.5 million in consultancy expenses and $3.0 million increase in marketing expenses to support our growing volume and business.

General and administrative expenses

General and administrative expenses were $64.4 million for the year ended December 31, 2021, an increase of $26.8 million, or 71%, compared to $37.6 million for the year ended December 31, 2020. This increase was driven mainly by an increase of $15.7 million in compensation, benefits and other employee-related expenses partly as a result of an increase in headcount, of which share-based compensation related expenses account for $7.6 million. In addition, as part of the Reorganization, we incurred transaction costs of $5.1 million and incremental directors’ and officers’ insurance of $3.0 million. In 2020, we recorded a recovery of a reserve amounting to $1.5 million relating to one of our issuing banks, who entered into a liquidation process, and for which we had provisioned for doubtful debts during 2018.

Depreciation and amortization expenses

Depreciation and amortization expenses were $18.0 million for the year ended December 31, 2021, an increase of $0.9 million, or 5%, compared to $17.1 million for the year ended December 31, 2020. The increase was driven primarily by an increase of $0.7 million in amortization of internal use software costs.

Financial income, net

Financial income, net was $5.0 million for the year ended December 31, 2021, an increase of $3.0 million, or 147%, compared to $2.0 million for the year ended December 31, 2020. This increase was primarily driven by the change in fair value of warrants of $11.8 million acquired during 2021 associated with the Reorganization, partially offset by a decrease of $9.5 million in financial income due to revaluation of foreign currency balances.

Income tax

Income tax expense was $8.7 million for the year ended December 31, 2021, an increase of $0.4 million, or 5%, compared to an expense of $8.3 million for the year ended December 31, 2020. The increase was primarily driven by the result of income taxes associated with our foreign subsidiaries.

Net loss

For a discussion regarding our net loss position please refer to the Liquidity and Capital Resources section below.

Year ended December 31, 2020 Compared to the year ended December 31, 2019

The following table sets forth a summary of our consolidated results of operations for the years indicated, and the changes between periods.

	Year Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Revenues	$345,592	$317,750	$27,842	9%
Transaction costs	97,040	94,665	2,375	3%
Other operating expenses	81,976	82,295	(319)	—%
Research and development expenses	52,301	34,772	17,529	50%
Sales and marketing expenses	76,846	61,020	15,826	26%
General and administrative expenses	37,629	31,016	6,613	21%
Depreciation and amortization	17,095	10,341	6,754	65%
Total operating expenses	362,887	314,109	48,778	16%
Operating Income (loss)	(17,295)	3,641	(20,936)	(575)%
Financial income, net:	2,012	524	1,488	284%
Income (loss) before taxes on income	(15,283)	4,165	(19,448)	(467)%
Income tax	8,320	4,709	3,611	77%
Share in losses of associated company	143	81	62	77%
Net loss	$(23,746)	$(625)	$(23,121)	3,699%

Revenues

Revenues were $345.6 million for the year ended December 31, 2020, an increase of $27.8 million, or 9%, compared to $317.8 million for the year ended December 31, 2019. Our volume grew by $15.4 billion, or 53%, compared to the year ended December 31, 2019 as we experienced continued growth in digital commerce stemming from the shift in consumer buying behavior towards eCommerce due to COVID-19. The COVID-19 pandemic has adversely affected the volume associated with our travel customer base and also negatively impacted our interest income on underlying customer funds, which decreased by 65% over this period due to lower interest rates gained on our deposited funds. When excluding the revenues attributable to our two biggest travel marketplace customers and interest income from each period, our revenue increased by 31% during the year ended December 31, 2020.

Transaction costs

Transaction costs were $97.0 million in the year ended December 31, 2020, representing an increase of $2.4 million, or 3%, compared to $94.7 million in the year ended December 31, 2019. This increase is correlated with the increase in volume as described above, as well as an increase of $3.0 million in lost funds and chargebacks due to the higher volume and an increase in fraudulent transactions during the second quarter of 2020. This trend was partially offset by a decrease of $5.3 million in fees paid to banks and other financial institutions due to improved commercial terms negotiated during the year ended December 31, 2020. Transaction costs as a percentage of Revenue were 28% in the year ended December 31, 2020, representing a decrease of 2% compared to 30% in the year ended December 31, 2019.

Other operating expenses

Other operating expenses were $82.0 million for the year ended December 31, 2020, representing a decrease of $0.3 million compared to $82.3 million for the year ended December 31, 2019. During the year ended December 31, 2020, we recorded a recovery of a reserve amounting to $3.6 million relating to one of our issuing banks, which entered into a liquidation process, and for which we had provisioned for doubtful debts during 2018. In addition, operating expenses were impacted by a $2.0 million decrease relating to operational regulatory services. The described decrease was offset by an increase of $3.4 million in employee compensation, benefits and other employee-related expenses and by a $2.3 million expense for new software.

Research and development expenses

Research and development expenses were $52.3 million for the year ended December 31, 2020, representing an increase of $17.5 million, or 50%, compared to $34.8 million for the year ended December 31, 2019. This increase was driven primarily by an increase of approximately $14.1 million in research and development employee compensation, as a result of an increase in the headcount compared to the year ended December 31, 2019, with a corresponding increase of $3.6 million in overhead expenses allocated to the research and development department. $2.5 million of the increase in employee compensation was related to additional headcount as a result of the optile acquisition.

Sales and marketing expenses

Sales and marketing expenses were $76.8 million for the year ended December 31, 2020, an increase of $15.8 million, or 26%, compared to $61.0 million for the year ended December 31, 2019. This increase was driven largely by an increase of $9.4 million in employee compensation, benefits and other employee-related expenses and an increase of $3.3 million in commissions expenses mainly relating to amortization of capitalized expenses, which was partially offset by a decrease of $2.1 million in travel expenses which were lower due to the COVID-19 pandemic. $2.5 million of the increase in employee compensation was related to additional headcount as a result of the optile acquisition.

General and administrative expenses

General and administrative expenses were $37.6 million for the year ended December 31, 2020, an increase of $6.6 million, or 21%, compared to $31.0 million for the year ended December 31, 2019. This increase was driven mainly by an increase of $8.2 million in compensation, benefits and other employee-related expenses, and an increase of $3.3 million in professional services received (including legal and financial services), part of which are related to the acquisition of optile. This was offset by a recovery of a reserve amounting to an additional $1.5 million relating to one of our issuing banks, which entered into a liquidation process, and for which we had provisioned for doubtful debts during 2018. $4 million of the increase in employee compensation is related to additional headcount as a result of the optile acquisition.

Depreciation and amortization expenses

Depreciation and amortization expenses were $17.1 million for the year ended December 31, 2020 compared to $10.3 million for the year ended December 31, 2019, representing an increase of $6.8 million, or 65%. This increase was driven primarily by an increase in amortization of capitalized expenses of software that we developed, of which $3.3 million related to the optile acquisition.

Financial income and expenses, net

Financial income, net was $2.0 million for the year ended December 31, 2020, an increase of $1.5 million, or 284%, compared to $0.5 million for the year ended December 31, 2019. This increase was driven largely by revaluation of foreign currency balances during the year ended on December 31, 2020.

Income tax

Income tax expense was $8.3 million for the year ended December 31, 2020, an increase of $3.6 million, or 77%, compared to an expense of $4.7 million for the year ended December 31, 2019. The increase was primarily the result of income taxes associated with our foreign subsidiaries.

Net loss

For a discussion regarding our net loss position please refer to the Liquidity and Capital Resources section below.

Liquidity and Capital Resources

The following discussion of our liquidity and capital resources is based on the financial information derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Liquidity

As a result of the Reorganization, we raised gross proceeds of $874.5 million including the contribution of $574.5 million of cash held in FTOC’s trust account from its initial public offering, which is net of redemptions of FTOC’s Common Stock held by FTOC’s public stockholders prior to the Reorganization, and $300.0 million of private investment in public equity (“PIPE”) at $10.00 per share of Payoneer Global Inc.’s Common Stock.

As of the end of 2020, we had a Loan and Security Agreement, whereby we can request advances under a revolving line of credit. During 2021, we paid off the term loan and terminated the Loan and Security Agreement on September 14, 2021.

On October 28, 2021, we entered into a multi-party Receivables Loan and Security Agreement (the “Warehouse Facility”) for the purpose of external financing of capital advance activity. The lenders are related parties through our board of director’s chairman’s ownership interest. The Warehouse Facility was entered into at an arm’s length capacity.

The Warehouse Facility bears interest of the greater of 0.25% or LIBOR, plus 9% annual and has a revolving maturity of 36 months from the commencement date with a payback period of an additional 6 months after the revolving maturity date. The initial borrowing commitment is $25 million subject to increases at our request and the lender’s discretion up to $100 million. Additional commitments will carry interest rates ranging from 7% to 7.75%. The Warehouse Facility is secured by eligible capital advance receivables at an initial rate of 80% of the total value of the underlying capital advance receivable outstanding. We are subject to financial covenants including minimum tangible equity, solvency and unrestricted cash requirements that are assessed based on our consolidated financial statements.

As of December 31, 2021, we had $465.9 million of cash and cash equivalents, which included $13.7 million of borrowings under our Warehouse Facility.

In addition, on July 23, 2021, Payoneer Inc. completed a full redemption of the Series 1 Senior Preferred Stock for an aggregate redemption price of approximately $39.8 million.

We believe our existing cash and cash equivalents and cash flows from operating activities will be sufficient to meet our operating working capital and capital expenditure requirements for at least the next twelve months. Our future financing requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform and the expansion of sales and marketing activities. Although we currently are not a party to any agreement and do not have any understanding with any third-parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing.

Cash Flows

The following tables present a summary of cash flows from operating, investing and financing activities for the following comparative periods.

	Year ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by (used in) operating activities	$20,015	$9,526	$(14,312)
Net cash provided by (used in) investing activities	10,156	(66,854)	(20,581)
Net cash provided by financing activities	1,396,195	1,673,464	353,743
Effect of exchange rate changes on cash and cash equivalents	(1,222)	636	521
Change in cash	$1,425,144	$1,616,772	$319,371

Operating Activities

Net cash provided by (used in) operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

Our net loss for the year ended December 31, 2021 was $34.0 million after considering non-cash charges primarily consisting of $17.9 million in depreciation and amortization, $36.6 million in share-based compensation expenses as well as other non-cash items.

Our net loss for the year ended December 31, 2020 was $23.7 million after considering non-cash charges primarily consisting of $17.1 million in depreciation and amortization, $11.1 million in share-based compensation expenses as well as other non-cash items.

Our net loss for the year ended December 31, 2019 was $0.6 million after considering non-cash charges primarily consisting of $10.3 million in depreciation and amortization, $9.5 million in share-based compensation expenses as well as other non-cash items.

Net cash provided by operating activities was $20.0 million for the year ended December 31, 2021, an increase of $10.5 million, compared to cash provided by operating activities of $9.5 million for the year ended December 31, 2020. This was driven primarily by an increase in Capital Advances collections from our Working Capital offering of approximately $12.4 million on net basis during the year ended December 31, 2021 as compared to a net outflow driven by extensions related to the program the year ended December 31, 2020. This was partially offset by fluctuations in current asset and liability balances particularly within accounts receivable and other payables and long-term liabilities due to the timing of payments as well as other immaterial uses of cash.

Net cash provided by operating activities was $9.5 million for the year ended December 31, 2020, an increase of $23.8 million, compared to cash used in operating activities of $14.3 million for the year ended December 31, 2019. This was driven by fluctuations in current asset and liability balances particularly within prepaid taxes, accrued expenses and employee related compensation due to the timing of payments. This was partially offset by an increase in outstanding Capital Advances from our Working Capital offering of approximately $6.4 million net ($266.1 million customer advances extended to customers net of $259.8 million collected from customers) and other immaterial uses of cash.

Investment Activities

Net cash provided by investing activities was $10.2 million for the year ended December 31, 2021, an increase of $77.1 million, or 115%, compared to $66.9 million used for the year ended December 31, 2020. This was predominantly driven by the absence of $15.5 million used for the acquisition of optile, net of cash acquired, during the year ended December 31, 2020, as described within Note 3 of the consolidated financial statements, with no comparable activity during the year ended December 31, 2021. This change was also increased by a net outflow of customer funds in transit of $37.7 million for the year ended December 31, 2020 compared to a net inflow of customer funds in transit of $31.2 million for the year ended December 31, 2021.

Net cash used in investing activities was $66.9 million for the year ended December 31, 2020, an increase of $46.3 million, or 225%, compared to $20.6 million for the year ended December 31, 2019. This was predominantly related to an increase in customer funds in transit of approximately $37.7 million as well as an increase of $15.5 million used for the acquisition of optile, net of cash acquired, as described within Note 3 of the consolidated financial statements. Uses of cash also included increased capitalization of internal use software of approximately $9.0 million as well as purchases of property, plant and equipment of approximately $5.0 million.

Financing Activities

Net cash provided by financing activities was $1.4 billion for the year ended December 31, 2021, a decrease of $0.3 billion, or 18%, compared to $1.7 billion for the year ended December 31, 2020. This predominantly relates to a $1.1 billion increase associated with customer balances during the period ending December 31, 2021 as compared to a $1.7 billion increase associated with customer balances during the year ended December 31, 2020. This decrease was also attributable to the repayment of outstanding long-term debt of approximately $39.8 million during the year ended December 31, 2021. This overall decrease was offset by cash activity related to the closing of the Reverse Recapitalization transaction and corresponding PIPE financing, totaling approximately $388.8 million as described within Note 3 of the accompanying financials statements.

Net cash provided by financing activities was $1.7 billion for the year ended December 31, 2020, an increase of $1.3 billion, or 368%, compared to $353.7 million for the year ended December 31, 2019. The increase predominantly relates to cash associated with customer balances of approximately $1.7 billion as well as issuance of redeemable preferred stock and warrants for $32.6 million net of issuance costs, offset by repayments of long-term debt of $20.0 million.

Customer balances increased period over period as we moved from being a program manager to becoming the card issuer, and as such started recording customer balances on the face of the balance sheet and within financial activities on the cash flow statement.

Lease Commitments

We have entered into various non-cancelable leases for certain offices and vehicles with contractual lease periods expiring between 2022 and 2025.

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$13,496	$9,406	$4,006	$84	$—

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

Volume

Volume refers to the total dollar value of transactions successfully completed or enabled by our platform, not including orchestration transactions. For a customer that both receives and later sends payments, we count the volume only once, with certain limited exceptions where both received and sent payments are counted. Volume serves as a key metric for overall business activity, as growing volume is one of the primary drivers for our revenue growth.

	Year ended December 31,
(in millions)	2021	2020	2019
Volume	$56,686	$44,419	$28,990

Note: we have updated our definition of volume to clarify that while we count volume only once for customers receiving payments and subsequently using those funds, there are certain limited exceptions, where both received and sent payments are counted. These exceptions have been consistently applied and are less than 3% of volume. The clarified definition has no impact on revenue and applies to all periods reflected in the table above.

Volume grew 28% for the year ended December 31, 2021 compared to the year ended December 31, 2020 as we experienced continued growth in digital commerce, further accelerated and amplified by the COVID-19 pandemic which led to a significant boost in eCommerce/seller volume as a result of rapid shift in consumer buying behavior towards eCommerce. Nonetheless, the COVID-19 pandemic has also adversely affected the business of our travel marketplaces as the volume associated with the travel customer base is still below the pre-COVID pandemic levels in the majority of markets around the world.

Volume grew 53% year over year in the year ended December 31, 2020 as a result of continued growth in digital commerce, concurrently with the adverse effect on the business of our customers’ travel marketplaces. Volume grew 35% year over year in 2019 as we saw a continued organic growth in the business.

Revenue

We generate revenues mainly from transaction fees, which vary based on the type of service the customer utilizes. Transaction fee revenue principally consists of revenue generated when customers use their funds, either to withdraw their funds from our platform or to use the funds to make payments. Some services, such as virtual commercial cards, typically generate higher transaction fees from a dollar of volume than if that same dollar was withdrawn to a customer’s bank account. Our revenues can be impacted by the following:

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

Adjusted EBITDA

	Year ended December 31,
(in thousands)	2021	2020	2019
Net loss	$(33,987)	$(23,746)	$(625)
Depreciation and amortization	17,997	17,095	10,341
Taxes on income	8,711	8,320	4,709
Other financial income (expense), net	6,854	(2,012)	(524)
EBITDA	(425)	(343)	13,901
Stock based compensation expenses(1)	37,012	10,892	9,535
Reorganization related expenses(2)	5,087	—	—
Share in losses of associated company	37	143	81
Other non-recurring items(3)	—	(4,304)	—
M&A related expenses(4)	(1,721)	—	1,098
Gain from change in fair value of Warrants(5)	(11,824)	—	—
Adjusted EBITDA	28,166	6,388	24,615
(1)	Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.

(2)	Represents the non-recurring reorganizational costs that were not recorded as a reduction of additional paid in capital. The amounts relate to legal and professional services associated with the Reorganization.

(3)	Consists primarily of a non-recurring allowance outside of normal course of business due to recovery of previously written off amount relating to one of our bank providers and non-recurring provision in connection with executive separation.

(4)	Represents non-recurring fair value adjustment of a liability related to our 2020 acquisition of optile. The year ended December 31, 2019 represents M&A activity related costs, which include legal and professional services.

(5)	Changes in the estimated fair value of the warrants are recognized as gain or loss on the statements of operations. The impact is removed from EBITDA as it represents market conditions that are not in control of the Company

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the report amounts of assets, liabilities, revenue, costs and expenses as well as related disclosures. On an ongoing basis, we evaluate these estimates and the assumptions used. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the critical accounting policies, which are summarized below and further described within Note 2 to the consolidated financial statements in accordance with U.S. GAAP, are critical to aid in understanding and evaluating the consolidated financial condition, results of operations and cash flows.

Capital advance (CA) receivable, net:

We recognize revenues associated with these fees over the capital advance period, adjusting the amount to reflect an effective interest rate.

Capital advance receivable, net represents the aggregate amount of CA-related receivables owed by customers as of the consolidated balance sheet date, net of an allowance for potential uncollectible amounts in the event of merchant fraud, diversion or default. For the purchased receivables, we are generally exposed to advance losses related to uncollectibility, and similar to the allowance for transaction losses, we establish allowance for CA losses (ALCAL). We estimate the ALCAL based on an assessment of various factors, including historical experience, customers’ current processing volume, and other factors that may affect the customers’ ability to make future payments on the receivables. Changes to the ALCAL are reflected in transaction costs on the statements of income (loss), according to company’s charge-off methodology.

We have developed a risk-based methodology that is used to estimate future losses based on historical loss experience as well as the qualitative judgment when historical loss data is not available. For product offerings with sufficient historical loss experience, we develop loss estimates based on receivable balance attributes such as account payment status, percentage of collections per day, and length of time from advance to collection. Based on these attributes, a historical loss rate is applied to calculate the allowance for CA losses. For product offerings that do not have significant historical loss data to develop a historical loss percentage, we estimate losses by evaluating portfolio factors such as average balance outstanding by customer as well as creating specific identification provisions for known collection risks.

Leases:

We have early adopted the new guidance related to accounting for leases on January 1, 2021, using a modified retrospective basis and applied the optional practical expedients for lease classification, hindsight, and land easement related to the transition. The adoption resulted in an increase of approximately $19,280 for the right of use lease assets and $19,566 for lease liabilities associated with our operating leases upon adoption of which $8,636 was classified as short-term within Other payables and $10,930 was classified as long-term within Other long-term liabilities. In addition, we elected to apply the practical expedients related to reassessment of existing leases, utilization of hindsight in the determination of lease term and impairment of right-of-use assets and did not to recognize right-of-use assets and lease liabilities arising from short-term leases.

We determine whether an arrangement is a lease for accounting purposes at contract inception. Operating leases are recorded as right-of-use (“ROU”) assets, which are included in right-of-use assets, and lease liabilities, which are included in other payable and other long-term liabilities on the consolidated balance sheets, respectively.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Our leases do not provide an implicit rate; we use an incremental borrowing rate for specific terms on a collateralized basis based on the information available on either the ASC 842 transition date or commencement date in determining the present value of lease payments.

The ROU asset calculation includes lease payments to be made net of lease incentives. The ROU asset and lease liability may include amounts attributed to options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. In certain instances, we may have lease agreements with lease and non-lease components. In these instances, we have elected to apply the practical expedient and account for the lease and non-lease components as a single lease component for all leases. We apply a single portfolio approach to account for the ROU assets and lease liabilities.

Goodwill and other intangible assets:

Indefinite-lived intangible assets consist of goodwill, which represents the synergies expected to arise after the acquisition date. Finite-lived intangible assets consist of internal use software, developed technology and other intangible assets. Intangible assets with finite useful lives are amortized over their estimated useful lives, on a straight-line basis and estimated useful life of three years. Capitalized software includes internal and external costs incurred directly related to the design, development and testing phases of each capitalized software project. During the application development stage, which include costs to design the software, application configuration, interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred.

Goodwill and indefinite-lived intangible assets are not amortized but tested annually for impairment at the reporting unit level in the fourth quarter, or sooner when circumstances indicate an impairment may exist. The impairment evaluation for goodwill utilizes a qualitative assessment to determine whether it is more likely than not that goodwill is impaired. The qualitative factors may include, but are not limited to, macroeconomic conditions, industry and market conditions, operating environment, financial performance and other relevant events. If it is determined that it is more likely than not that goodwill is impaired, then we are required to perform a quantitative goodwill impairment test. If the fair value of a reporting unit exceeds the carrying value, goodwill is not impaired. If the fair value of the reporting unit is less than its carrying value, then goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value, limited to the amount of goodwill, is recognized as an impairment charge.

The impairment test for indefinite-lived intangible assets consists of a qualitative assessment to evaluate relevant events and circumstances that could affect the significant inputs used to determine the fair value of indefinite-lived intangible assets. If the qualitative assessment indicates that it is more likely than not that indefinite-lived intangible assets are impaired, then a quantitative assessment is required.

Long-lived assets, other than goodwill and indefinite-lived intangible assets, are tested for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. If the carrying value of the asset cannot be recovered from estimated future cash flows, undiscounted and without interest, the fair value of the asset is calculated using the present value of estimated net future cash flows. If the carrying amount of the asset exceeds its fair value, an impairment is recorded.

Impairment charges, if any, are recorded in general and administrative expenses on the consolidated statement of operations.

Revenue recognition:

Application of the accounting principles in U.S. GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Specifically, the determination of whether we are a principal to a transaction (gross revenue) or an agent (net revenue) can require considerable judgment. Further, we provide incentive payments to consumers and merchants, which require judgment to determine whether the payments should be recorded as a reduction to gross revenue. Changes in judgments with respect to these assumptions and estimates could impact the amount of revenue recognized.

Income taxes:

Income taxes are accounted for using an asset and liability approach as required under U.S. GAAP. The asset and liability approach require the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the relevant tax law; the effects of future changes in tax laws or rates are not anticipated. Deferred taxes have not been provided on the amount of unremitted earnings from foreign subsidiaries retained for reinvestment in us. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. Valuation allowances are established for deferred tax assets when the likelihood of the deferred tax assets not being realized exceeds the more likely than not criterion. Deferred tax assets and liabilities, along with any related valuation allowance, are classified as non-current assets or non-current liabilities on the balance sheets.

Deferred taxes as of December 31, 2021 were reduced by a valuation allowance relating to net operating losses and share-based compensation. In assessing the likelihood of realizing deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the taxable loss in the United States, management believes it was more likely than not that the deferred tax assets will not be realized in the United States for the next few years.

We follow the guidance on accounting for uncertainty in income taxes in accordance with U.S. GAAP. The guidance provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under this guidance, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position; otherwise no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, we accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as taxes on income in the consolidated financial statements.

Income tax expense includes U.S. (federal and state) and foreign income taxes. Tax legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

Share-based compensation:

We apply Statement of ASC 718, “Share-based Payment.” ASC 718 requires awards classified as equity awards to be accounted for using the grant-date fair value method. The fair value of share-based payment transactions is recognized as expense over the requisite service period. Forfeitures are accounted as they occur.

We measure the compensation cost related to the options awarded on the grant date and recognize the cost on a straight-line method over the requisite service period of the awards, including awards with graded vesting and no additional conditions for vesting other than service conditions.

We measure the additional compensation cost of modified awards on the date of modification and recognize the cost (1) on the modification date for past service periods and (2) on a straight-line method over the future related service period.

We early adopted ASU 2018-07 for share-based payments with service providers. Fair value of the equity instrument issued to a non-employee should be measured as of the grant date. The fair value of the awards is recognized over the vesting period, which coincides with the period that the counter-party is providing services to us.

We recognize a benefit of share-based compensation in the consolidated statements of loss if an excess tax benefit is realized. If we are in a taxable loss position and the excess tax benefit added to a net operating loss carryforward, the excess tax benefit would not be recorded until that net operating loss is utilized.

Loss contingencies:

We are a party to certain legal and regulatory proceedings with respect to a variety of matters. We evaluate the likelihood of an unfavorable outcome of all legal or regulatory proceedings to which we are a party and accrue a loss contingency when the loss is probable and reasonably estimable. These judgments are subjective based on the status of the legal or regulatory proceedings, the merits of its defenses and consultation with in-house and external legal counsel. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims, litigation, or other violations and may revise our estimates. Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may differ materially from the actual outcomes. Legal costs are expensed as incurred and recorded in general and administrative expenses on the consolidated statement of operations.

Allowance for transaction losses:

We are exposed to potential transaction losses due to credit cards collections, Electronic Funds Transfer returns, negative balances and chargebacks, including charge-offs related to CA. These costs are included in transaction costs. We have established an allowance for estimated losses arising from processing customer transactions described above. This allowance represents an accumulation of the estimated amounts necessary to provide for transaction losses incurred as of the reporting date, including those for which we have not yet identified. The allowance is monitored quarterly and is updated based on actual claims data. The allowance is based on known facts and circumstances as well as internal factors and was included in other payables on our consolidated balance sheet.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, result of operations or cash flows is disclosed in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

JOBS Act

We are an emerging growth company under the JOBS Act. The JOBS Act provides that an emerging growth company can delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company expects to become a large accelerated filer on the last day of its fiscal year 2022 and no longer qualify as an EGC.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

We have operations both within the United States and globally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

Our cash and cash equivalents as of December 31, 2021, were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity, if necessary, to reduce our risk. Any future borrowings incurred under our Warehouse Facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 1% increase or decrease in interest rates could have a material effect on our financial results.

Foreign Currency Risk

Most of our revenue is earned in U.S. dollars, and therefore most of our revenue is not currently subject to significant foreign currency risk. Our foreign currency exposure includes currencies of the countries in which our operations are located as well as certain currencies in which the platform services ours customers and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Japanese Yen, Canadian Dollar, Australian Dollar, Swiss Franc, Vietnamese Dong, Danish Krone, Chinese Yuan, New Israeli Shekel, Philippine Peso and Hong Kong Dollar.

In addition, some of our services include the opportunity for Payoneer to generate revenues from optimizing foreign exchange as part of the payment delivery process. Our ability to generate such revenues is partially dependent on external factors such as market conditions as applicable regulations and our ability to negotiate with third party financial institutions. The impact of these efforts to optimize foreign exchange can be material to revenues and earnings but is not a significant component of revenue concentration.

Fluctuations in foreign currency exchange rates may cause us to recognize gains and losses in our statement of operations. A hypothetical 10% increase or decrease in current exchange rates could have a material impact on our financial results.

Item 8. Financial Statements and Supplementary Data.

(a) Documents filed as part of this report
(a)(1) Financial Statements
Audited Consolidated Financial Statements of Payoneer Global Inc. for the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

(2) Financial Statement Schedule
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.

(3)(b) Description of Exhibits
Exhibit Index

PAYONEER GLOBAL INC.

2021 ANNUAL REPORT

PAYONEER GLOBAL INC.

2021 ANNUAL REPORT

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Payoneer Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Payoneer Global Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of loss, of comprehensive income (loss), of changes in redeemable preferred stock, redeemable convertible preferred stock and shareholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principles

As discussed in Notes 2(q) and 2(t) to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2021 and the manner in which it accounts for revenues from contracts with customers in 2019, respectively.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kesselman&Kesselman

Certified Public Accountants (Isr.)

A member of PricewaterhouseCoopers International Limited

Tel Aviv, Israel

March 3, 2022

We have served as the Company’s auditor since 2005.

K esselman & Kesselman, Derech Menachem Begin 146, Tel-Aviv 6492103, Israel, P.O Box 7187 Tel-Aviv 6107120,
Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

Kesselman & Kesselman is a member firm of PricewaterhouseCoopers International Limited, each member firm of which is a separate legal entity

PAYONEER GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$465,926	$102,988
Restricted cash	3,000	26,394
Customer funds	4,401,254	3,346,722
Accounts receivable, net	13,844	17,843
CA receivables, net	53,675	66,095
Other current assets	25,024	10,417
Total current assets	4,962,723	3,570,459
Non-current assets:
Property, equipment and software, net	12,140	12,694
Goodwill	21,127	22,541
Intangible assets, net	37,529	34,415
Restricted cash	5,113	5,199
Deferred taxes	4,900	3,684
Investment in associated company	7,013	6,858
Severance pay fund	1,723	1,624
Operating lease right of use assets	12,943
Other assets	13,541	12,210
Total assets	$5,078,752	$3,669,684

Liabilities, redeemable preferred stock, redeemable convertible preferred stock and shareholders’ equity:
Current liabilities:
Trade payables	$17,200	$17,245
Outstanding operating balances	4,401,254	3,346,722
Current portion of long-term debt	—	13,500
Other payables	79,374	63,455
Total current liabilities	4,497,828	3,440,922
Non-current liabilities:
Long-term debt from related party (refer to Notes 9 and 18 for further information)	13,665	26,525
Warrants liability	59,877	—
Other long-term liabilities	20,309	12,403
Total liabilities	4,591,679	3,479,850
Commitments and contingencies (Note 12)

Redeemable convertible preferred stock, $0.01 par value, 209,529,798 shares authorized; 209,529,798 shares issued and outstanding; aggregate liquidation preference of $213,484 at December 31, 2020.	—	154,800
Redeemable preferred stock, $0.01 par value, 3,500 shares authorized; 3,500 shares issued and outstanding; aggregate liquidation preference of $36,520 at December 31, 2020.	—	10,735

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at December 31, 2021.
Common stock, $0.01 par value, 3,800,000,000 and 320,115,953 shares authorized; 340,384,157 and 48,608,176 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	3,404	486
Additional paid-in capital	575,470	79,706
Accumulated other comprehensive income	2,253	4,174
Accumulated deficit	(94,054)	(60,067)
Total shareholders’ equity	487,073	24,299
Total liabilities redeemable preferred stock, redeemable convertible preferred stock and shareholders’ equity	$5,078,752	$3,669,684

The accompanying notes are an integral part of the consolidated financial statements.

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF LOSS

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Year ended December 31
	2021	2020	2019

Revenues	$473,403	$345,592	$317,750

Transaction costs ($220 interest expense and fees associated with related party transaction in 2021, refer to Notes 9 and 18 for further information)	101,476	97,040	94,665
Other operating expenses	124,649	81,976	82,295
Research and development expenses	80,760	52,301	34,772
Sales and marketing expenses	114,331	76,846	61,020
General and administrative expenses	64,399	37,629	31,016
Depreciation and amortization	17,997	17,095	10,341
Total operating expenses	503,612	362,887	314,109

Operating income (loss)	(30,209)	(17,295)	3,641

Financial income (expense):
Gain from change in fair value of Warrants	11,824	—	—
Other financial income (expense), net	(6,854)	2,012	524
Financial income, net	4,970	2,012	524

Income (loss) before taxes on income and share in losses of associated company	(25,239)	(15,283)	4,165

Taxes on income	8,711	8,320	4,709

Share in losses of associated company	37	143	81

Net loss	$(33,987)	$(23,746)	$(625)

Per Share Data
Net loss per share attributable to common stockholders — Basic and Diluted loss per share	$(0.33)	$(0.80)	$(0.33)

Weighted average common shares outstanding — Basic and Diluted	202,881,911	47,007,695	36,114,832

The accompanying notes are an integral part of the consolidated financial statements.

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. DOLLARS IN THOUSANDS

	Year ended December 31
	2021	2020	2019

Net loss	$(33,987)	$(23,746)	$(625)

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,921)	4,031	143
Unrealized gain on derivatives designated as cash flow hedges, net of taxes	—	—	719
Comprehensive income (loss), net of tax	$(35,908)	$(19,715)	$237

The accompanying notes are an integral part of the consolidated financial statements.

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

								Accumulated
	Redeemable convertible		Redeemable				Additional	other
	preferred stock		preferred stock		Share capital		paid-in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance At January 1, 2019	209,529,798	$154,800	—	—	33,935,626	$339	$19,897	$(719)	$(35,981)	$(16,464)
Adoption of new accounting standard (see note 2t)	—	—	—	—	—	—	—	—	285	285
Exercise of options	—	—	—	—	3,633,916	37	1,007	—	—	1,044
Share-based compensation	—	—	—	—	—	—	9,535	—	—	9,535
Other comprehensive income, net of tax	—	—	—	—	—	—	—	862	—	862
Net income	—	—	—	—	—	—	—	—	(625)	(625)
Balance At December 31, 2019	209,529,798	$154,800	—	—	37,569,542	$376	$30,439	$143	$(36,321)	$(5,363)

Balance at January 1, 2020	209,529,798	$154,800	—	$—	37,569,542	376	30,439	143	(36,321)	(5,363)
Issuance of redeemable preferred stock and warrants	—	—	3,500	$10,735	—	—	21,911	—	—	21,911
Acquisition related issuance of common Stock	—	—	—	—	5,278,856	53	15,490	—	—	15,543
Exercise of options	—	—	—	—	5,759,778	57	792	—	—	849
Share-based compensation	—	—	—	—	—	—	11,074	—	—	11,074
Other comprehensive income, net of tax	—	—	—	—	—	—	—	4,031	—	4,031
Net loss	—	—	—	—	—	—	—	—	(23,746)	(23,746)
Balance At December 31, 2020	209,529,798	$154,800	3,500	$10,735	48,608,176	$486	$79,706	$4,174	$(60,067)	24,299

Balance at January 1, 2021	209,529,798	$154,800	3,500	$10,735	48,608,176	$486	$79,706	$4,174	$(60,067)	$24,299
Reverse Recapitalization transaction	(209,529,798)	(154,800)	—	—	249,792,546	2,498	189,056	—	—	191,554
PIPE financing	—	—	—	—	30,000,000	300	279,885	—	—	280,185
Redemption of Redeemable Preferred Stock	—	—	(3,500)	(10,735)	—	—	(29,069)	—	—	(29,069)
Exercise of options	—	—	—	—	11,704,229	117	18,883	—	—	19,000
Stock-based compensation	—	—	—	—	—	—	37,012	—	—	37,012
Deferred consideration related to acquisition of Optile	—	—	—	—	279,206	3	(3)	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,921)	—	(1,921)
Net loss	—	—	—	—	—	—	—	—	(33,987)	(33,987)
Balance at December 31, 2021	—	—	—	—	340,384,157	$3,404	$575,470	$2,253	$(94,054)	$487,073

The accompanying notes are an integral part of the consolidated financial statements.

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. DOLLARS IN THOUSANDS

	Year ended December 31
	2021	2020	2019
Cash Flows from Operating Activities
Net loss	$(33,987)	$(23,746)	$(625)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,997	17,095	10,341
Deferred taxes	(1,216)	(721)	(694)
Stock-based compensation expenses	37,012	11,074	9,535
Share in losses of associated company	37	143	81
Gain from change in fair value of Warrants	(11,824)	—	—
Transaction costs allocated to Warrants	5,087	—	—
Foreign currency re-measurement (gain) loss	1,103	(576)	(521)
Changes in operating assets and liabilities, net of the effects of business combinations:
Other current assets	(14,694)	3,627	(1,278)
Trade payables	469	2,865	6,817
Deferred revenue	(432)	417	(1,873)
Accounts receivables	3,933	(3,869)	1,197
CA extended to customers	(330,510)	(266,149)	(171,105)
CA collected from customers	342,930	259,790	128,125
Other payables	691	15,416	12,030
Other long-term liabilities	(4,775)	(2,572)	1,750
Operating lease right-of-use assets	9,525	—	—
Other assets	(1,331)	(3,268)	(8,092)
Net cash provided by (used in) operating activities	20,015	9,526	(14,312)

Cash Flows from Investing Activities
Purchase of property, equipment and software	(6,891)	(4,992)	(9,149)
Capitalization of internal use software	(14,008)	(9,045)	(8,140)
Severance pay fund (contributions) distributions, net	(99)	378	(40)
Customer funds in transit, net	31,154	(37,713)	3,249
Investments in associated company	—	—	(6,501)
Acquisition of Optile, net of cash acquired	—	(15,482)	—
Net cash provided by (used in) investing activities	10,156	(66,854)	(20,581)

Cash Flows from Financing Activities
Exercise of options	19,000	849	1,044
Outstanding operating balances, net	1,054,530	1,659,944	292,699
Proceeds of long-term debt from related party	17,431	—	60,000
Repayment of long-term debt ($3,766 associated with related party transaction in 2021, refer to Notes 9 and 19 for further information)	(43,791)	(19,975)	—
Issuance of redeemable preferred stock and warrants, net	—	32,646	—
Redemption of redeemable preferred stock	(39,803)	—	—
Proceeds from Reverse Recapitalization, net	108,643	—	—
Proceeds from PIPE financing, net	280,185	—	—
Net cash provided by financing activities	1,396,195	1,673,464	353,743

Effect of exchange rate changes on cash and cash equivalents	(1,222)	636	521

Net change in cash, cash equivalents, restricted cash and customer funds	1,425,144	1,616,772	319,371
Cash, cash equivalents, restricted cash and customer funds at beginning of the period	3,413,289	1,796,517	1,477,146
Cash, cash equivalents, restricted cash and customer funds at end of the period	$4,838,433	$3,413,289	$1,796,517
Supplemental disclosure of cash flow information:
Cash paid for taxes, net of refunds	$3,689	$5,713	$1,937
Cash interest received	$2,935	$5,455	$15,867
Cash interest paid	$1,919	$1,887	$311
Supplemental information of investing and financing activities not involving cash flows:
Property, equipment, and software acquired but not paid	$20	$534	$444
Internal use software capitalized but not paid	$1,560	$988	$1,149
Right of use assets obtained in exchange for new operating lease liabilities	$3,188	$—	$—
conversion of redeemable convertible preferred stock into Common Stock	$154,800	$—	$—

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. DOLLARS IN THOUSANDS

The below table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2021	2020	2019
Cash and cash equivalents	$465,926	$102,988	$114,896
Current restricted cash	3,000	26,394	18,909
Non-current restricted cash	5,113	5,199	6,235
Customer funds(1)	4,364,394	3,278,708	1,656,477
Total cash, cash equivalents, restricted cash and customer funds shown in the consolidated statements of cash flows	$4,838,433	$3,413,289	$1,796,517

(1)Excludes $36,860, $68,014 and $30,301 of customer funds in transit as of December 31, 2021, 2020 and 2019, respectively.

Supplemental schedule about Reverse Recapitalization

Cash held by FTOC and cash related to FTOC trust, net of redemptions	$574,961
Less cash consideration paid to Legacy Payoneer Shareholders	398,201
Less cash paid associated with transaction costs allocated to Reverse Recapitalization	68,117
Reverse Recapitalization financing	108,643
Cash related to PIPE	300,000
Less cash paid associated with transaction costs allocated to PIPE	19,815
PIPE financing	280,185
Net contributions from Reverse Recapitalization and PIPE financing	$388,828

Supplemental schedule about optile acquisition

Net fair value of assets acquired and liabilities assumed at the date of acquisition was as follows:

Working capital deficit, net (excluding cash and cash equivalents in the amount of $196)	$(29)
Property, plant and equipment	162
Goodwill	20,449
Identifiable intangible assets	17,805
Non-cash consideration	(22,905)
Total cash paid, net of cash acquired	$15,482

The accompanying notes are an integral part of the consolidated financial statements.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

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

Payoneer is registered as a Money Service Business with the U.S. Treasury’s Financial Crimes Enforcement Network (FinCEN) and licensed as a Money Transmitter under the laws of all U.S. states where such license is necessary as well as in the District of Columbia and Puerto Rico. During 2012, the Company, through Payoneer (EU) Limited., was granted an e-money license by the Gibraltar Financing Services Commission which enabled Payoneer (EU) Limited to issue prepaid cards and Payoneer accounts. Payoneer (EU) Limited issued prepaid cards and accounts balances and provided collection and global bank transfers services. In December 2020, the customers of Payoneer (EU) Limited were migrated to Payoneer Europe Limited, discussed further below, and on April 30, 2021, Payoneer (EU) Limited ceased to provide services and surrendered its license as an electronic money institution. During 2015, the Company, through Payoneer Hong Kong Limited, was granted a Money Service Operator License in Hong Kong which enables the Company to offer payment services from Hong Kong. During 2016, the Company, through Payoneer Japan Limited, was registered as a Funds Transfer Service Provider in Japan. During 2018, the Company, through Payoneer Australia PTY Limited, was registered as a Financial Services Licensee in Australia. During 2019, the Company, through Payoneer Europe Limited, was granted authorization to operate as an Electronic Money Institution from the Central Bank of Ireland and was then authorized pursuant to EU passporting rules to provide payment services under its license in all countries in the European Economic Area. Payoneer Europe Limited also holds a license with Mastercard to issue cards and as of December 31, 2020, was the issuer of the majority of cards issued to Payoneer customers.  In January 2021, Payoneer entered into an agreement with an existing card issuing partner in the United States that enables Payoneer to also provide its customers with access to commercial Mastercard cards issued through the card issuing partner to make online purchases of commercial goods and services. This commercial card provides advantages such as higher acceptance rates.

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

Unless the context otherwise requires, the “Company”, “Payoneer”, and similar terms refer to Payoneer Inc. for the period prior to the Closing Date (as defined below) and to Payoneer Global Inc. for the period thereafter.

On June 25, 2021 (the “Closing Date”), FTAC Olympus Acquisition Corporation (“FTOC”), consummated the previously announced merger pursuant to the Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated February 3, 2021, as amended, by and among FTOC, Payoneer Inc. (“Legacy Payoneer”), New Starship Parent Inc., a Delaware corporation (“New Starship”), Starship Merger Sub I Inc., a Delaware corporation and a direct, wholly owned subsidiary of New Starship (“First Merger Sub”), Starship Merger Sub II Inc., a Delaware corporation and a direct, wholly owned subsidiary of New Starship (“Second Merger Sub” and, together with First Merger Sub, the “Merger Subs”, and together with the Legacy Payoneer, FTOC, New Starship and the Merger Subs, the “Parties”). Pursuant to the terms of the Reorganization Agreement, a transaction between FTOC and Legacy Payoneer was effected through the merger of First Merger Sub with and into FTOC and through a merger of Second Merger Sub with and into Legacy Payoneer (the “Reverse Recapitalization”).

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

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

In accordance with guidance applicable to these circumstances, the equity structure has been retroactively adjusted in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.01 par value per share issued to Legacy Payoneer's stockholders in connection with the Reverse Recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Payoneer redeemable convertible preferred stock and common stock prior to the Reverse Recapitalization have been retroactively adjusted as shares reflecting the exchange ratio established pursuant to the Reorganization Agreement. In conjunction with the Reverse Recapitalization, the Company’s Common Stock underwent a 1-for-1.88 conversion. Note that the consolidated financial statements give retroactive effect as though the conversion of the Company’s Common Stock occurred for all periods presented, without any change in the par value per share.

Starting in January 2020, the COVID-19 pandemic impacted Payoneer teams, customers, and supply chains in Greater China. Starting in March 2020, due to broader travel restrictions, global travel and tourism slowed, negatively impacting our travel customer base. Furthermore, the Federal Reserve cut interest rates to zero in mid-March of 2020, negatively impacting our interest income revenues, associated with underlying customer accounts. Despite the global travel slowdown and interest rate cuts, and wavering consumer confidence, the COVID-19 pandemic driven shift in buying patterns from brick and mortar to eCommerce, led to an acceleration of digital commerce that created tailwinds which further strengthened the Company’s role in the global economy. Shelter-in-place orders, social distancing measures and travel restrictions following the extraordinary spread of COVID-19 fundamentally shifted commerce and the way buyers and sellers transact, accelerating digitalization and eCommerce trends.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a.	Principles of consolidation and basis of presentation:

The accompanying consolidated financial statements include the accounts of Payoneer Global Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Investments in an entity where we have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investee’s results of operations is shown within Share in losses of associated company on our consolidated statements of loss and our investment balance as an investment in associated company on our consolidated balance sheets.

b.	Accounting principles:

The consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (hereafter - U.S. GAAP).

c.	Use of estimates in the preparation of financial statements:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, share-based compensation, revenue recognition for items such as customer life, valuation allowance on deferred taxes, contingencies, and allowance for doubtful accounts on capital advances.

d.	Functional currency and translation:

The functional currency of the Company is the U.S. dollar (“dollar” or “$”). Where the Company’s foreign subsidiaries derive their revenue primarily from services provided to the parent company as well as obtains its financing from the parent company in dollars, the Company has determined the functional currencies to be the dollar as well.

Accordingly, monetary accounts maintained in currencies other than the dollar are re-measured into dollars in accordance with the principles set forth in ASC 830 of the Financial Accounting Standards Board ("FASB") "Foreign Currency Translation", in the following manner:

Transactions and balances originally denominated in dollars are presented at their original amounts. Balances in non-dollar currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-dollar transactions reflected in the statement of loss, the transaction date exchange rates are used. The resulting transaction gains or losses are recorded as net financial income or expenses. Depreciation, amortization and other changes deriving from non-monetary items are based on historical exchange rates.

The Company is also affected by fluctuations in exchange rates on its investments in an associated company. The assets and liabilities of the associated company whose functional currency is a foreign currency are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in shareholders' equity.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company also has a foreign subsidiary that uses the local currency of the respective country as its functional currency. Assets and liabilities of the non-U.S. dollar functional currency subsidiary is translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs, and expenses of the non U.S. dollar functional currency subsidiary is translated into U.S. dollars using daily exchange rates. Gains and losses resulting from these translations are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as other income (expense), net in our consolidated statements of income.

e.	Fair value measurement:

The Company applies the provisions of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), regarding fair value measurements for assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. The provisions apply whenever other accounting pronouncements require or permit fair value measurements.

Fair value measurements used in the consolidated financial statements are based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.

As of December 31, 2021, and 2020, the fair values of the Company's cash, cash equivalents, customer funds, short-term and long-term deposits, accounts receivable, CA receivables, accounts payable and outstanding operating balances approximated the carrying values of these instruments presented in the Company's consolidated balance sheets because of their nature. The fair value of the warrants described within Note 3 is determined by utilizing the publicly available price of the Company’s stock (Level 1). The fair values of the derivative assets and liabilities are determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions (Level 2). The fair value of long-term debt, the Company’s common stock and contingent consideration related to the acquisition (as described within note 3) are determined using Level 3 unobservable inputs and assumptions by the Company.

f.	Cash and cash equivalents:

The Company considers cash invested in short-term bank deposits (up to three months from date of deposit) that are not restricted to withdrawal or use and money market instruments, to be cash equivalents. The Company maintains cash and cash equivalent balances with various financial institutions. The Company regularly reviews investment concentrations of these institutions and has relationships with a globally diversified group of banks and financial institutions.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

g.	Restricted cash:

The Company maintains restricted cash held as collateral for the purpose of maintaining compliance with certain agreements as well as deposits held with payment processors and issuing banks that assist the Company in executing payment transactions, deposits in connection with regulatory requirements and deposits for property rental in different locations around the globe. The classification of restricted cash between current and non-current assets depends on the expected duration of the underlying activity.

h.	Customer funds:

The Company holds customer funds as the Company’s liability. These funds are reflected on the consolidated balance sheets as an outstanding operating balances liability. To meet regulatory requirements in the jurisdictions in which the Company operates, the Company is obligated to hold the underlying funds and separately classify the assets as customer funds in the consolidated balance sheet. The Company classifies the assets underlying the customer funds as current based on their purpose and availability to fulfill the direct obligation of the Company under amounts due to customers. The Company does not commingle these customer funds within its corporate funds. Customer funds are maintained within both interest and non-interest bearing bank accounts. The Company has restricted access to some bank accounts depending on the license and regulatory body governing the services and nature of the services underlying each obligation.

Customer funds include funds in transit that have not yet settled with the designated payee bank account or have yet to be loaded to a customer card or account. These funds are classified on the consolidated statements of cash flows as investing activities.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

i.	Accounts receivable, net:

Accounts receivable includes receivables from program management services and other payment service programs whereby the Company periodically assesses and evaluates the collectability of outstanding receivables. The Company maintains a reserve for doubtful accounts.

	December 31,
	2021	2020
Bank income receivable	$64	$13,097
Program management receivable	13,899	4,868
Reserve for doubtful accounts	(119)	(122)
Total accounts receivable	$13,844	$17,843

j.	Capital Advance (CA) receivable, net:

The Company enters into transactions with pre-qualified sellers in which the Company purchases a designated amount of future receivables for an upfront cash purchase price. The delivery of the future receivables purchased in exchange for the advance cash purchase price is facilitated through the seller’s payment processing activities with the Company. There is no economic recourse to the seller in the event that the future receivables are not generated. There is also no fixed period of time in which the seller must deliver the purchased future receivables to the Company, as delivery of the purchased future receivables is contingent on the sellers’ generation of such receivables. The Company does have limited contractual remedies in the event that a seller breaches its agreement with the Company.

Although there is no economic recourse to the seller in the event that the future receivables are not generated, the degree of uncertainty related to this economic benefit is mitigated by the due diligence performed by the Company prior to purchasing the seller’s future receivables and is further mitigated by limited contractual remedies.

The Company’s due diligence includes but is not limited to detailed analyses of the seller’s historical processing volumes, transaction count, chargeback history, growth of the seller, and account longevity with the Company.

The Company recognizes revenues associated with these fees over the CA period, adjusting the amount to reflect an effective interest rate. The fees earned on these receivables are included in total revenue on the consolidated statements of loss and the total fees were not significant the Company’s operations for the years ended December 31, 2021, 2020 and 2019.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

During the years ended December 31, 2021 and 2020, the Company has purchased and collected the following principal amounts associated with CAs:

CA receivable, gross, December 31, 2020	$67,682
CA extended to customers	334,775
Increase in revenue receivables	444
CA collected from customers	(342,930)
Charge-offs, net of recoveries	(3,870)
CA receivable, gross, December 31, 2021	$56,101
Allowance for CA losses, December 31, 2021	(2,426)
CA receivable, net, December 31, 2021	$53,675

CA receivable, gross, December 31, 2019	$60,636
CA extended to customers	266,562
Increase in revenue receivables	126
CA collected from customers	(259,134)
Charge-offs, net of recoveries	(508)
CA receivable, gross, December 31, 2020	$67,682
Allowance for CA losses, December 31, 2020	(1,587)
CA receivable, net, December 31, 2020	$66,095

The outstanding gross balance at December 31, 2021, consists of the following current and overdue amounts:

Total	Current	1-30 days overdue	30-60 overdue	60-90 overdue	Above 90 overdue
56,101	53,150	964	704	163	1,120

The outstanding gross balance at December 31, 2020, consists of the following current and overdue amounts:

Total	Current	1-30 days overdue	30-60 overdue	60-90 overdue	Above 90 overdue
67,682	66,018	263	129	218	1,054

The following are current and overdue balances from above that are segregated into the timing of expected collections at December 31, 2021:

		Due in less than			Due in more than
Total	Overdue	30 days	Due in 30-60 days	Due in 60-90 days	90 days
56,101	2,951	9,511	12,457	23,008	8,174

The following are current and overdue balances from above that are segregated into the timing of expected collections at December 31, 2020:

		Due in less than			Due in more than
Total	Overdue	30 days	Due in 30-60 days	Due in 60-90 days	90 days
67,682	1,664	10,143	19,726	34,979	1,170

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

CA advance receivable, net represents the aggregate amount of CA-related receivables owed by sellers as of the consolidated balance sheet date, net of an allowance for potential uncollectible amounts in the event of merchant fraud, diversion or default. For the purchased receivables, the Company is generally exposed to advance losses related to uncollectibility, and similar to the allowance for transaction losses, the Company establishes allowance for CA losses (ALCAL). The Company estimates the ALCAL based on an assessment of various factors, including historical experience, sellers’ current processing volume, and other factors that may affect the sellers’ ability to make future payments on the receivables. Changes to the ALCAL are reflected as transaction costs on the statement of income (loss), according to company’s charge-off methodology.

The Company has developed a risk-based methodology that is used to estimate future losses based on historical loss experience as well as the qualitative judgment when historical loss data is not available. For product offerings with sufficient historical loss experience, the Company develops loss estimates based on receivable balance attributes such as account payment status, percentage of collections per day, and length of time from advance to collection. Based on these attributes, a historical loss rate is applied to calculate the allowance for CA losses. For product offerings that do not have significant historical loss data to develop a historical loss percentage, the Company estimates losses by evaluating portfolio factors such as average balance outstanding by customer as well as creating specific identification provisions for known collection risks.

As of December 31, 2021, the Company has applied a range of loss rates to the portfolio of 3.13% to 3.35% for the allowance for CA losses with the weighted average loss rate applied being 3.22%. The Company applied a range of loss rates to the portfolio of 0.75% to 5.1% for the allowance for CA losses with the weighted average loss rate applied being 2.15% as of December 31, 2020.

Below is a rollforward for the ALCAL for the years ending December 31, 2021 and 2020:

ALCAL balance, December 31, 2020	$1,587
Provision for ALCAL	11,934
Recoveries for ALCAL	(7,225)
CA receivables charged off	(3,870)
ALCAL balance, December 31, 2021	$2,426

ALCAL balance, December 31, 2019	$900
Provision for ALCAL	5,723
Recoveries for ALCAL	(4,247)
CA receivables charged off	(789)
ALCAL balance, December 31, 2020	$1,587

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

k.	Property, equipment and software, net:
1)	The assets are stated at cost.
2)	The assets are depreciated and amortized by the straight-line method, on basis of their estimated useful lives.
3)	Additions, renewals, and betterments are capitalized. Maintenance and repairs that do not extend the useful life of the asset are expensed as incurred.

The estimated useful lives are as follows:

Years
Computers, software and peripheral equipment	3-5
Furniture and office equipment	6-16
Leasehold improvements	Lesser of economic life or lease term

l.	Internal use software:

The Company accounts for costs incurred to develop software and other applications for internal use to enhance its capabilities as a payment solution provider, in accordance with ASC 350-40 “Internal-Use Software” and are included within Intangible assets, net on the Company’s balance sheet. The Company capitalizes the costs incurred during the application development stage, which include costs to design the software, application configuration, interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over the period of estimated benefit, which is three years, using the straight-line method, and presented under depreciation and amortization. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development cost requires considerable judgement by management.

m.	Business combinations

The Company accounts for business combinations using the acquisition method when control is transferred to the Company. The consideration transferred in the acquisition is measured at fair value, as are the identifiable net tangible and intangible assets acquired. The fair value of the assests are considered to be significant estimates made by the Company. The methodologies used by the company are discussed further within Note 3. Any residual purchase price is allocated as goodwill. Transaction costs are expensed as incurred, except if related to the issue of debt or equity securities. Any contingent consideration connected to the business combination is measured at fair value at the date of acquisition and each reporting period thereafter. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed in the business combination, with the corresponding offset recorded to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of income (loss).

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

n.	Deferred transaction costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financing activities, including the Reverse Recapitalization and the PIPE offering described within Note 3, as deferred costs until such financings are consummated. Upon consummation of the equity financing activity, these fees are recorded in the stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the activity.

o.	Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination and is allocated to the reporting unit expected to benefit from the business combination. Goodwill is tested for impairment at a minimum on an annual basis at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.

The fair value of the reporting unit is estimated using a discounted cash flow method. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. Failure to achieve these expected results, changes in the discount rate or market pricing metrics, may cause a future impairment of goodwill at the reporting unit level. The Company conducted the annual impairment test of goodwill as of September 30, 2021. The Company elected to directly perform a quantitative analysis of fair value of the reporting unit compared to the carrying value of the reporting unit. Based on the results of this analysis, the Company determined that the goodwill was not impaired.

Intangible assets consist of acquired developed technology, internal use software (refer to note 2l) and other intangible assets. Intangible assets are amortized over the period of estimated useful life using the straight-line method and have estimated useful lives ranging from three to six years. No significant residual value is estimated for intangible assets.

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate.

p.	Impairment of long-lived assets:

The Company reviews long-lived assets for their impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of the asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

q.	Leases:

The Company determines whether an arrangement is a lease for accounting purposes at contract inception. Operating leases are recorded as right-of-use (“ROU”) assets, which are included in right-of-use assets, and lease liabilities, which are included in other payable and other long-term liabilities on the consolidated balance sheets, respectively. As of December 31, 2021, the Company did not have any finance leases.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

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

r.	Outstanding operating balances:

The outstanding operating balances include customers’ balances held with the Company as well as customers’ funds in transit that have not yet settled with the designated payee bank account or have yet to be loaded to a customer card or account. The Company recognizes the outstanding operating balances as a liability on the accompanying consolidated balance sheets and releases the liability once the funds reached the customer or loaded to the card.

s.	Warrants liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of Common Stock and whether the warrant holders could potentially require different settlement value of consideration in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a derivative liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as gain or loss on the statements of operations. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the statement of operations as incurred.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

t.	Revenue recognition:

On January 1, 2019, the Company adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2019.

The Company recorded a net increase to retained earnings of $285 as of January 1, 2019, due to the cumulative impact of adopting ASC 606, primarily related to the effect of incremental contract acquisition costs on contracts that were not completed by the transition date. A corresponding increase of $285 was recorded in other assets on the consolidated balance sheet.

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The majority of the Company’s revenue is recognized and collected upon the completion of the underlying transaction.

Card and Customer Account revenue:

1)	Transaction fee revenues - the Company’s transaction fee revenue principally consists of usage fees. Revenue may vary based on the size of the transaction, the funding method used, the currency to be ultimately disbursed and the countries to which the funds are transferred. Transaction fee revenues are recognized at a point in time which is the period when the underlying transactions occur, and at this time the amounts are known.
2)	Collection and loading fees - fees are charged to customers upon withdrawal of funds into a customer’s bank account or utilization of funds loaded or allocated to cards. Fees are recognized at a point in time which is the period that the underlying withdrawal or load to a customer occurs.
3)	Service and maintenance fees – maintenance and service fees are charged either monthly or annually to customers. Fees charged in advance to customers covering a single reporting period or multiple reporting periods are recognized when the fee is charged as there is no binding contract term and the fee does not represent a material right to the customer.
4)	Cancellations and refunds of fees - the Company records revenue net of transaction cancellation and refunds of fees. Cancellations and refunds of fees are estimated at the time that the underlying transaction occurs and are provided for in advance of the cancellation or refund.

Capital Advance fees:

The Company offers customers a cash advance in exchange for a fixed amount of their future receivables. Such customers use Payoneer’s payment services to receive payments from third party online marketplaces for goods and services sold on the marketplaces. For the cash advances in which the Company retains the right to future receivables, the fee is recognized over the advance period.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

Global Bank Transfer Revenue:

Revenues generated from bank transfers are recorded at the time the related funds transfer is executed and delivered to the beneficiary. Revenue is deferred until it reaches the beneficiary even if it has been collected by the Company at any point during the bank transfer process. The timing of recognition is dependent on geographic region, and overall reliance on third party processors and financial institutions.

The Company uses third-party processors and financial institutions in executing foreign exchange transactions with third-parties. The Company acts as the principal in these transactions and recognizes revenue as it relates to these transactions on a gross basis as the Company controls the service to the end customer and directs third party processors and other financial institutions to perform the specified services on the Company’s behalf. To the extent revenues are recorded on a gross basis, any commissions or other payments to third-parties are recorded as transaction costs so that the net amount (gross revenue less transaction costs) is reflected in operating income. The company charges both fixed and variable fees related to global bank transfers. Fixed fees are generally on a per transaction basis while variable are generally based on volume of a transaction where a transactions involve funds transferred to the Company in one currency and are transferred to a beneficiary in another currency.

Disaggregation of Revenue

We determine operating segments based on how our Chief Operating Decision Maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. Our CODM is our Chief Executive Officer, who reviews our operating results on a consolidated basis. We operate in one segment and have one reportable segment. Based on the information provided to and reviewed by our CODM, we believe that the nature, amount, timing, and uncertainty of our revenue and cash flows and how they are affected by economic factors are most appropriately depicted through our primary geographical markets. The following table presents our revenue disaggregated by primary geographic market where revenues are attributable to the country in which the billing address of the customer is located with the exception of global bank transfer revenues where revenues are disaggregated based on the billing address of the transaction funds source.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

	Year Ended December 31,
	2021	2020	2019
Primary geographical markets
Greater China(1)	160,583	$127,307	$103,531
United States	55,941	38,729	69,016
All other countries(2)	256,879	179,556	145,203
Total revenues	473,403	$345,592	$317,750
(1)	Greater China is inclusive of mainland China, Hong Kong and Taiwan
(2)	No single country included in the other countries category generated more than 10% of total revenue

The Company had one customer that contributed 3%, 5% and 15% of total revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table presents revenue recognized from contracts with customers as well as revenue from other sources, consisting of interest income:

	Year Ended December 31,
	2021	2020	2019

Revenue recognized at a point in time	$441,208	$332,939	$297,077
Revenue recognized over time	29,493	6,652	3,456
Revenue from contracts with customers	$470,701	$339,591	$300,533
Revenue from other sources	2,702	6,001	17,217
Total revenues	$473,403	$345,592	$317,750

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

Customer acquisition costs

The Company capitalizes certain costs associated with customer acquisition rewards and sales commissions that are incremental to the acquisition of customer contracts. These costs are recorded as other assets on the consolidated balance sheets. The Company determines whether costs should be deferred based on the incremental nature of the underlying cost and if the cost would not have occurred absent the customer acquisition.

Customer acquisition rewards primarily refers to incentive payments made to existing customers, third parties and new customers when a new customer is referred and utilizes the Company’s services, subject to certain conditions. Certain capitalized sales commissions include payments made to employees that are directly related to new customers’ acquisitions or increased revenue or volume for existing customers.

Amortization of customer acquisition rewards and sales commissions are consistent with the pattern of revenue recognition of each performance obligation. Incentives earned by customers and third parties for referring new customers are paid in exchange of a distinct service and accounted for sales and marketing expenses on the consolidated statements. Any amounts paid in excess of the fair value of the referral service received are recorded as a reduction of revenue. Fair value of the service is established using amounts paid to vendors for similar services. The Company has applied the practical expedient in ASC 606 to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less.

The Company recognizes an asset for incremental costs to obtain a contract such as sales commissions and other customer incentives. The asset is amortized on a systematic basis over the expected customer relationship period, which is estimated as of December 31, 2021 to be 1.80 years.

The Company offers various programs to acquire customers. In certain customer acquisition arrangements with existing customers, the payments to the customer, driven by such an arrangement, are recorded as a reduction of revenue.

The Company periodically reviews these deferred customer acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented. The following table represents a rollforward of deferred customer acquisition costs:

Opening balance as of December 31, 2020	$8,976
Additions to deferred customer acquisition costs	11,111
Amortization of deferred customer acquisition costs	(8,721)
Ending balance as of December 31, 2021	$11,366

Opening balance as of December 31, 2019	$5,057
Additions to deferred customer acquisition costs	10,119
Amortization of deferred customer acquisition costs	(6,200)
Ending balance as of December 31, 2020	$8,976

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

u.	Transaction costs:

Transaction costs consist of fees paid to the banks, processors and card networks, costs to acquire currencies, card supply costs and other losses related to the Company’s services. These costs are net of any rebate programs with banks, processors and networks, such as currency conversion assessment rebates and volume rebates. These costs are primarily driven by transaction volumes and the number of active cards.

The Company is exposed to potential transaction losses due to credit or debit card collections, Electronic Funds Transfer returns, prepaid card negative balances and related chargebacks, including charge-offs related to CA. These costs are included in transaction costs. The Company established an allowance for estimated losses arising from processing customer transactions described above. This provision represents an accumulation of the estimated amounts necessary to provide for transaction losses incurred as of the reporting date, including those for which the Company has not yet identified. The allowance is monitored quarterly and is updated based on actual claims data. The allowance is based on known facts and circumstances as well as internal factors. As of December 31, 2021, 2020 and 2019, the provision for transaction losses, including the allowance for CA totaled $4,072, $2,334 and $1,532, respectively, and was included in other payables, with the exception of the allowance for CA which is within CA receivables, net on the balance sheet. Transaction costs also include expenses related to the outstanding balance associated with the Receivables and Loan Security Agreement and are considered to be related party balances as further described within Notes 9 and 18.

v.	Other operating expenses:

Other operating expenses include compensation for the Company’s employees who support customer service calls, card and account approval, banking infrastructure implementations, transactions monitoring and liquidity management as well as indirect costs incurred for fraud detection, compliance operations, provision for transaction loss and maintenance costs related to the Company’s customer call center infrastructure.

w.	Sales and marketing expenses:

Sales and marketing include business development and product launch costs, marketing and advertising costs, retention costs and certain customer acquisition costs. This also includes employee compensation and related costs to support the sales and marketing process. Advertising and certain marketing costs are expensed as incurred and amounted to $9,330, $7,740 and $5,760 for the years ended December 31, 2021, 2020 and 2019, respectively.

x.	Research and development expenses:

Research and development expenses charged to the statement of loss as incurred and consist primarily of employee compensation and related costs, professional services and consulting expenses, and non-capitalized costs associated with the development of new technologies.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

y.	Stock-based compensation
1.

Equity awards granted to employees and non-employees are accounted for using the grant date fair value method. The grant date fair value is determined as follows: for stock options and restricted stock units (“RSUs”) with an exercise price using the Black Scholes pricing model, for stock options or RSUs with market conditions using a Monte Carlo model and for RSUs and stock options with no exercise price with service conditions based on the grant date share price. The fair value of share-based payment transactions is recognized as expense over the requisite service period. Forfeitures are accounted as they occur.

2.

The Company measures the compensation cost related to the options awarded on the grant date and recognizes the cost on a straight-line vesting method over the requisite service period of the awards, including awards with graded vesting and those awards having additional market-based conditions for vesting. For awards with only market conditions, compensation expense is not reversed if the market conditions are not satisfied.

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

5.	The Company recognizes a tax benefit of share-based compensation in the consolidated statements of loss if the tax benefit is realized.
z.	Concentration of risk:

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, customer funds, restricted cash, CA and account receivables. The Company’s assets are placed with financial institutions throughout the world. The Company regularly reviews its funds concentrations and has relationships with a globally diversified group of banks and financial institutions. A significant portion of the Company’s cash is deposited at large depository institutions. The majority of those cash funds exceed FDIC coverage insurance limit of $250. Additionally, a portion of the Company’s cash is deposited in non - US accounts. Significant balances are held in ring-fenced accounts; however there are funds held with financial institutions that do not offer deposit insurance and bear specific country and regional risks. The Company is also exposed to transaction losses due to funds blocked with its Global Bank Transfers processors, See also Note 12.

58% and 47% of the Company’s cash and cash equivalents, customer funds are concentrated with domestic financial institutions as of December 31, 2021 and 2020, respectively.

Cash and cash equivalents and customer funds balances denominated in U.S. dollars represent 74% and 70% of the balance of the cash, cash equivalents and customer funds at December 31, 2021, and 2020, respectively.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company is conducting transactions worldwide and settles accounts with its financial intermediaries in various currencies. There is a currency exchange rate risk related to the time difference between the money transfer transaction and the payment execution. The strengthening or weakening of the U.S. dollar versus the foreign currencies in which the Company operates, impacts the translation of the Company’s net revenues and expenses generated in these foreign currencies into the U.S. dollar and the Company’s financial expense derive from the revaluation of these balances. To mitigate that risk, the Company actively manages this exposure and limits the time of open positions.

The Company utilizes a third-party issuing bank for its physical and virtual card management business as well as issues cards directly under its Mastercard license. If the issuing bank ceases to transact with current cardholders, incurs a significant disruption that affects current cardholder transactions, or terminates as an issuing bank due to circumstances out of the Company’s control or if Mastercard revokes the Company’s license to issue cards, the result would have a significant negative impact on the Company.

Information security risks for financial and technology companies have significantly increased in recent years. There can be no assurance that the Company will not suffer related losses in the future.

The Company operates globally and in a rapidly evolving regulatory environment. The Company’s business is subject to laws, rules, regulations, policies and legal interpretations in the markets in which the Company operates, including but not limited to those governing banking, cross-border and domestic money transmission, foreign exchange, privacy, data protection, payment processing and settlement services, consumer protection, anti-money laundering, and counter-terrorist financing. The legal and regulatory requirements applicable to the Company are extensive, complex, frequently changing, and increasing in number, and may impose overlapping and/or conflicting requirements or obligations.

Non-compliance with laws and regulations may result in penalties and enforcement actions related to non-compliance. Changes in laws and regulations or their interpretation, and the enactment of new laws and regulations applicable to the Company could have a material adverse impact on its business, results of operations and financial condition. Therefore, the Company monitors these areas closely to ensure that its solutions are compliant with such laws and regulations.

In 2021, 2020 and 2019, revenues from customers associated with a single marketplace constituted 24%, 29%, and 27%, respectively, of total annual revenue.

In 2021, 2020 and 2019, revenues generated from customers who reside in Greater China constituted 34%, 37% and 33%, respectively, of total revenues. This geographic concentration, creates exposure to local economies and politics, and economic downturns in the markets they service. Any unforeseen events or changes in regulation or legal requirements in Greater China that restrict the services we can provide to customers who reside in Greater China could have a significant impact on the Company’s financial statements.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

The United Kingdom (“U.K.”) held a referendum in June 2016 in which a majority of voters approved an exit from the European Union (“EU”) (“Brexit”). In March 2017, the U.K. government gave formal notice of its intention to leave the EU and in January 2020, the U.K. exited the EU, and a withdrawal agreement entered into force; the U.K. and the EU entered into a Trade and Cooperation Agreement effective January 2021. Uncertainty remains about certain aspects of the future relationship between the U.K. and EU could adversely affect U.K., regional (including European) and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro, which in turn could adversely affect the Company’s customers and companies with which it does business. In addition, Brexit could lead to legal uncertainty and see national laws and regulations in the U.K. diverge from EU laws and regulations, as the U.K. determines which EU laws to replace or replicate.

aa.	Income taxes:

Income taxes are accounted for using an asset and liability approach as required under U.S. GAAP. The asset and liability approach require the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the relevant tax law; the effects of future changes in tax laws or rates are not anticipated. Deferred taxes have not been provided on the amount of unremitted earnings from foreign subsidiaries retained for reinvestment in the Company. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. Valuation allowances are established for deferred tax assets when the likelihood of the deferred tax assets not being realized exceeds the more likely than not criterion. Deferred tax assets and liabilities, along with any related valuation allowance, are classified as non-current assets or non-current liabilities on the balance sheets.

The Company follows the guidance on accounting for uncertainty in income taxes in accordance with U.S. GAAP. The guidance provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under this guidance, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position; otherwise no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, the Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as taxes on income in the consolidated financial statements.

Income tax expense includes U.S. (federal and state) and foreign income taxes. Tax legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, the Company intends to continue to invest most or all of these earnings, as well as its capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

bb.	Derivative instruments and hedging activities:

The Company is exposed to market risk due to significant operating expenses denominated in New Israeli Shekels. To reduce that risk, the Company enters into foreign currency forward contracts to hedge currency risk related to its foreign operations. The duration of these derivative contracts at inception is generally less than one year. The Company recognizes all derivative instruments as either assets or liabilities on the consolidated balance sheet at fair value (Level 2 valuation within the fair value measurements hierarchy).

The accounting for changes in the fair value (i.e. gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as a hedging relationship, and on the type of hedging relationship. Derivatives that are not designated hedges must be adjusted to fair value into earnings through financial income or expense. Changes in the fair value of the derivatives are recognized in other comprehensive income until the hedged item is recognized in earnings. The cash flow from derivative instruments and hedging activities was reflected in cash flow from operations.

cc.	Contingencies:

Loss contingencies are recognized in the consolidated financial statements as incurred when the loss is probable and can be reasonably estimated. Gain contingencies are recognized when realized.

dd.	Recently issued accounting pronouncements:

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

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

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

FASB Standards issued, but not adopted as of December 31, 2021

In 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments. Credit losses on loans, trade and other receivables, held-to-maturity debt securities and other instruments will reflect the Company’s current estimate of the expected credit losses (“CECL”). CECL requires loss estimates for the remaining estimated life of the financial instrument using historical experience, current conditions, and reasonable and supportable forecasts. Generally, the Company expects that CECL will result in the earlier recognition of allowances for losses compared to the current approach of estimating probable incurred losses. The guidance is effective for the Company at the beginning of 2023 with early adoption permitted. The Company adopted the new guidance effective January 1, 2022. The Company is required to apply the provisions of this guidance as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.

The Company finalized its models and designed business processes and controls. Based on the models developed, which incorporates forecasts of macroeconomic conditions, the overall impact of the adoption of the Current Expected Credit Loss framework had an immaterial impact on the consolidated financial statements when compared to the incurred loss framework. The extent of the actual impact of the adoption of this guidance at the effective date depends on the amount and asset quality of our financial instruments, current and forecasted economic conditions at the time of adoption, and any further refinements made to our models.

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

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

In 2020, the FASB issued guidance simplifying the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. In addition to other changes, this standard amends ASC 470-20, “Debt with Conversion and Other Options,” by removing the accounting models for instruments with beneficial conversion features and cash conversion features. The standard also amends ASC 260, “Earnings Per Share” addressing the impacts of these instruments. The guidance is effective for the fiscal year beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted this guidance effective January 1, 2022 and the impact of the adoption on the Consolidated financial statements was immaterial.

NOTE 3 – REVERSE RECAPITALIZATION AND BUSINESS COMBINATION

Reverse Recapitalization

On the Closing Date, Legacy Payoneer and FTOC consummated the Reorganization in accordance with the Reorganization Agreement, with Legacy Payoneer and FTOC surviving the merger as wholly-owned subsidiaries of New Payoneer. Immediately prior to the closing of the Reverse Recapitalization, all shares of outstanding redeemable convertible preferred stock of Legacy Payoneer were converted into shares of Common Stock of New Payoneer. Upon the consummation of the Reverse Recapitalization, among other things, (i) 85% of each issued and outstanding share of Legacy Payoneer common stock was converted into the right to receive shares of Common Stock of New Payoneer at a ratio of 1:1.88 (the “Exchange Ratio”), and (ii) 15% of each share of issued and outstanding Legacy Payoneer Common Stock was converted into the right to receive cash consideration at $18.82555 per share (the “Per Share Merger Consideration”). The total cash consideration paid to holders of Legacy Payoneer shares of common stock upon consummation of the Reverse Recapitalization was $398,201.

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

In connection with the execution of the Reorganization Agreement, New Payoneer entered into separate subscription agreements (each, a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate of 30,000,000 shares of Common Stock of New Payoneer (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $300,000, in a private placement pursuant to the Subscription Agreements (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Reverse Recapitalization.

In addition, according to the Reorganization Agreement, New Payoneer will issue to Legacy Payoneer stockholders up to an additional 30,000,000 shares of common stock (the “Earn-Out Shares”), (a) 50% of which will be issued if at any time during the first 30 months following the Closing Date, the closing trading price of the shares of New Payoneer common stock will be greater than or equal to $15.00 over any 20 trading days within any 30 trading days period and (b) the remaining 50% of which will be issued if at any time during the first 60 months following the Closing Date, the closing trading price of the New Payoneer shares of common stock will be greater than or equal to $17.00 over any 20 trading days within any 30 trading days period. The Company accounts for the Earn-Out Shares as an equity instrument as it meets the definition of an equity instrument and as it considers a free-standing instrument that is indexed to the Company’s own equity in accordance with ASC 815.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

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

On the Closing Date, the existing warrant agreement governing the warrants that were exercisable for shares of FTOC’s Class A ordinary shares was amended to reflect that the warrants will be exercisable for shares of the Company’s Common Stock. As of the Closing Date, the total value of the liability associated with the warrants was $71,701 measured at fair value based on the quoted price and therefore is considered to be a Level 1 measurement. The Company evaluated that the warrants met the definition of a liability and have been classified as such on the balance sheet in accordance with the accounting policy described within Note 2s.

The Company incurred $64,271 in costs directly related to the Reverse Recapitalization and the PIPE offering such as third-party legal, accounting services and other professional services. Upon consummation of the Reverse Recapitalization, these costs, which had been capitalized on the Company’s balance sheet were recorded as a reduction to additional paid in capital with the exception of $5,087, which were expensed as they represent the allocation of the transaction costs associated with the warrants. Transaction costs were allocated to the warrants based on the fair value of the warrants out of the total consideration. There were also deferred underwriting costs related to FTOC totaling $28,934 that were paid as part of the closing of the Reverse Recapitalization.

The number of shares of Common Stock issued immediately following the consummation of the Reverse Recapitalization were as follows:

Number of
shares
Common Stock outstanding at April 1, 2021	49,697,982
Common stock issued through options and warrants exercises between April 1, 2021 and June 25, 2021	8,854,131
Common Stock outstanding prior to the Reverse Recapitalization(1)	58,552,113
Conversion of Redeemable Convertible Preferred Stock(1)	209,529,798
Less: Legacy Payoneer Stock subject to cash out(1)	(36,818,547)
Common Stock attributable to FTOC conversion(2)	77,081,295
Shares attributable to Reverse Recapitalization	308,344,659
Common Stock attributable to PIPE	30,000,000
Total shares of Common Stock as of close of Reverse Recapitalization and PIPE transaction	338,344,659

(1) After the close of the transaction, but prior to December 31, 2021, the Company issued 2,850,098 shares through the exercise of options.

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

(3) FTAC Olympus Acquisition Corp: based on outstanding shares, as of the Closing Date, of 59,611,310 FTOC Class A ordinary shares (following the redemption of 18,033,066 shares); 5,823,328 FTOC Class B ordinary shares which are not subject to restrictions; and 11,646,656 FTOC Class B ordinary share (the "Founder Shares") which are subject to restriction per section 1.2 of the Sponsor Share Surrender and Share Restriction Agreement. According to such restriction, holders of Founder Shares shall not Transfer, or permit the Transfer of, (a) a number equal to 50% of the Founder Shares, until such time that New Payoneer common stock closing trading price equals or is greater than $15.00 per share for any 20 trading days within any 30 trading days period; and (b) a number equal to 50% of the Founder Shares, until such time that the New Payoneer common stock closing trading price equals or is greater than $17.00 per share for any 20 trading days within any 30 trading days period, subject to certain exemptions.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 3 – REVERSE RECAPITALIZATION AND BUSINESS COMBINATION (continued)

Business Combination

Associated with the optile GmbH (now, Payoneer Germany GmbH) (“optile”) acquisition consummated in 2020, there was a contingent consideration arrangement that was initially valued at $4,044, which was estimated by using the Black-Scholes model for each earn out period under the acquisition agreement. Key inputs and assumptions used in this were revenue milestones, expected term, volatility, the risk-free rate, and dividend yield.  These inputs are Level 3 assumptions that are updated each reporting period as the earn-out is recorded at fair value on a recurring basis. The Company revalued the contingent consideration arrangement as of the period end and determined the fair value to be $2,580. The fair value of the contingent consideration arrangement at the beginning of the period was $4,044 and the resulting benefit of $1,464 was an offset in general and administrative expenses. During the year ended December 31, 2021, the Company issued to optile sellers 279,206 shares that were deferred in line with the acquisition agreement. The Company did not receive any proceeds from the issuance. There are no shares remaining to be issued to optile sellers as part of the total contingent deferred consideration as of December 31, 2021.

NOTE 4 - OTHER CURRENT ASSETS

Composition of other current assets, grouped by major classifications, is as follows:

	December 31,
	2021	2020
Income receivable	$9,825	$97
Prepaid expenses	9,598	5,980
Prepaid income taxes	2,789	2,094
Other	2,812	2,246
Total other current assets	$25,024	$10,417

NOTE 5 – PROPERTY, EQUIPMENT AND SOFTWARE, NET

Composition of property, equipment and software, grouped by major classifications, is as follows:

	December 31,
	2021	2020
Computers, software and peripheral equipment	$32,379	$27,322
Leasehold improvements	8,920	8,157
Furniture and office equipment	4,074	3,579
Property, equipment and software	45,373	39,058
Accumulated depreciation	(33,233)	(26,364)
Property, equipment and software, net	$12,140	$12,694

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 were $7,057, $6,847 and $6,091, respectively.

The following table presents the Company’s property and equipment, net of depreciation and amortization, by geographic region:

	December 31,
	2021	2020
Israel	$7,798	$8,224
United States	1,370	2,450
All other countries	2,972	2,020
	$12,140	$12,694

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The Company conducted its annual impairment assessment at the end of the third quarter of 2021 which has been described in Note 2o, and concluded that the goodwill was not impaired. No triggering events have occurred since the annual impairment assessment that would change the Company’s assessment.

The following table presents goodwill balance and adjustments to those balances during the year ended December 31, 2021:

			Foreign
			Currency
	December 31,	Goodwill	Translation	December 31,
	2020	Acquired	Adjustments	2021
Total goodwill	$22,541	—	(1,414)	$21,127

Intangible assets, net

Composition of intangible assets, grouped by major classifications, is as follows:

	December 31,
	2021	2020
Internal use software	$55,164	$40,663
Developed technology	15,259	16,178
Intangible assets	70,423	56,841
Accumulated amortization	(32,894)	(22,426)
Intangible assets, net	$37,529	$34,415

Amortization expense for the years ended December 31, 2021, 2020 and 2019 were $10,826, $9,633 and $4,250, respectively. At December 31, 2021, 2020 and 2019, the Company evaluated the internal use software for impairment. The test involved comparing the internal use software's carrying value to its future net undiscounted cash flows that the Company expected would be generated by the internal use software. The Company also recognized an impairment of internal use software in the amount of $114 in 2021 and $615 in 2020, related to the abandonment of one project. There was no impairment of internal use software in 2019. The impairment is presented under Depreciation and amortization expenses.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 7 – INVESTMENT IN ASSOCIATED COMPANY

In July 2019, the Company through Payoneer Research and Development Ltd. entered into an agreement for the establishment of a joint venture company in the Peoples Republic of China (“PRC”). The objective of the joint venture is to apply for a local payment service provider license in accordance with PRC laws. The Company’s share in the Joint Venture is 46%. Initial funds in the amount of $6,501 were contributed. The investment in the joint venture is presented as investment in associated company in the Company’s consolidated balance sheet as the Company does not have control over the joint venture.

NOTE 8 – LEASES

On January 1, 2021, the Company adopted ASC 842 using a modified retrospective basis and applied the optional practical expedients related to the transition. As part of the adoption the Company recognized right of use assets in the amount of $17,077 and $17,007 for lease liabilities associated with operating leases.

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

The Company’s lease expense was as follows:

	December 31,
	2021	2020
Lease expense	$10,729	$9,331

The operating cash flows associated with operating leases for the year ended December 31, 2021 was $9,525. Additional balance sheet information related to leases was as follows:

	December 31,
	2021
Operating lease right-of-use asset	$12,943

Operating leases within other payables	9,290
Operating leases within other long-term liabilities	4,061
Total operating leases	13,351

ROU assets obtained in exchange for new lease liabilities during the year ended December 31, 2021	3,188

Weighted average lease term – operating leases	1.62	years
Weighted average discount rate – operating leases	1.51%

Operating lease amounts include minimum lease payments under our non-cancelable operating leases primarily for office facilities and employee vehicles. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 8 – LEASES (continued)

The Company leases its facilities under various operating lease agreements, which expire on various dates. The minimum lease commitments due as of the year ended under non-cancelable operating leases are as follows:

As of December 31, 2021
2022	$9,406
2023	3,218
2024	788
2025	84
2026 – thereafter	—
Total	13,496
Less present value discount	(145)
Lease liability	$13,351

As of December 31, 2020
2021	$10,160
2022	8,208
2023	2,678
2024	858
2025 - thereafter	108
Lease liability	$22,012

NOTE 9 – DEBT

Receivables and Loan Security Agreement

On October 28, 2021, Payoneer Early Payments Inc. (“PEPI”), a wholly-owned second tier subsidiary of the Company and its subsidiary (the “Borrower) entered into a Receivables and Loan Security Agreement (the “Warehouse Facility”) with Viola Credit VI, L.P., Viola Credit Alternative Lending FNX SPV, L.P. (the “Lenders”) and Viola Credit Alternative Lending Management 2018 L.P. (collectively, the “Parties”) for the purpose of external financing of Capital Advance activity. The Company notes that the Lenders are related parties through the Company’s Board of Directors’ chairman’s ownership interest in the Lender. Refer to Note 18 for further information regarding related party considerations.

In accordance with the Warehouse Facility agreement, the Lender will make available to the Company an initial committed amount of $25,000, which may be increased at the request of the Company, and with the consent of the Lenders, in $25,000 increments up to $100,000. The associated borrowings will be secured by the assets of the Borrower, which consist primarily of merchant cash advances as well as a pledge of the equity of the Borrower. The recourse under the Warehouse Facility agreement is limited to Borrower's assets, and no other Payoneer entity guarantees repayment by the Borrower.

The Warehouse Facility agreement stipulates a borrowing base calculated at an advance rate of 80% out of the eligible portfolio outstanding receivables balance and that borrowings under the facility bear interest as follows: greater of 0.25% or LIBOR plus:

●	9.00% per annum if the commitment amount is $25,000;
●	7.75% per annum if the commitment amount is $50,000;
●	7.50% per annum if the commitment amount is $75,000;
●	7.00% per annum if the commitment amount is $100,000.

The revolving period of the facility is 36 months from the closing date and the maturity date is 42 months from the date the Warehouse Facility agreement was entered into.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 9 – DEBT (continued)

The Company recorded expenses included in transaction cost in the total amount of $220 for the year ended at December 31, 2021. As of December 31, 2021, the outstanding associated balance was $13,665 with $128 of accrued expenses.

The Warehouse Facility agreement includes certain affirmative and negative covenants that must be maintained by the Company and include certain financial measures such as minimum tangible equity and minimum unrestricted cash at the Company level. As of December 31, 2021, the Company was in compliance with all applicable covenants.

As of December 31, 2021, the fair value of the debt approximates the book value due to the short time span between initiation and balance sheet date with the outstanding balance classified as Level 3 in the fair value leveling hierarchy as the inputs into the valuation are not observable.

Loan and Security Agreement

On November 9, 2020, the Company entered into, with a third party, the First Loan Modification (the “Revised Agreement”), which amended the original Agreement that was entered into on November 1, 2019  (the “Loan and Security Agreement”). On March 31, 2021, the Company entered into a Second Loan Modification Agreement (the “Second Revised Agreement). This amendment decreased the amount that the Company can request as advanced under a revolving line of credit to an aggregate principal amount to $70,000 from $85,000. The Second Revised Agreement also changed the interest on the principal amount to 3.20% subject to certain equity milestone conditions. If these conditions are not met, the interest on the principal amount would remain 3.70%. The Company is subject to a termination fee equal to 1% of the revolving line if the revolving line is terminated prior to August 31, 2021. The revised terms of the lending agreement became effective April 1, 2021.

The Company terminated the Loan and Security Agreement (including the aforementioned amendments) on September 14, 2021, and therefore the outstanding balance related to the Loan and Security Agreement,  was repaid during the year ended December 31, 2021. As of December 31, 2020, the outstanding balance was $40,025 out of which $13,500 was maturing in the next 12 months. As of December 31, 2020, the fair value of the debt approximates the book value due to the short time span between initiation and balance sheet date with the outstanding balance classified as Level 3 in the fair value leveling hierarchy as the inputs into the valuation are not observable.

The Loan and Security Agreement was subject to certain reporting and financial covenants of which the Company was in compliance with prior to the termination of the Loan and Security Agreement and as of December 31, 2020.

NOTE 10 - OTHER PAYABLES

Composition of other payables, grouped by major classifications, is as follows:

	December 31,
	2021	2020
Employee related compensation	$47,007	$33,249
Commissions payable	10,712	8,326
Accrued expenses	10,661	19,464
Lease liability	9,290	—
Other	1,704	2,416
Total other payables	$79,374	$63,455

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 11 – SEVERANCE PAY FUND AND ACCRUED SEVERANCE PAY

Payoneer Research and Development Ltd. (“The Israeli Subsidiary”):

1)	Labor laws in Israel and employment agreements require paying severance pay to employees that are dismissed or retire from their employment in certain circumstances, according to a defined benefit plan. The Israeli Subsidiary’s severance pay liability for the Israeli employees is covered mainly by the purchase of insurance policies. The value of these polices is recorded as an asset in the consolidated balance sheets. Under labor agreements these insurance policies are, subject to specified limitation, the property of the employees. The balance of the severance pay fund was $1,723 and $1,624 as of December 31, 2021 and 2020, respectively.
2)	Employees (for whom the Company makes regular deposits in pension and severance pay funds according to a defined benefit plan) dismissed before attaining retirement age are entitled to severance pay computed on the basis of their latest pay rate. In respect of these employees, the Company is committed to supplement the difference between severance pay computed as above and the amounts accumulated in the abovementioned funds. Accrued severance pay liability was $2,679 and $2,775 as of December 31, 2021 and 2020, respectively. Commencing 2011, the Israeli Subsidiary added Section 14 of the Severance Pay Law - 1963 to new employees’ agreements that eliminates the need to accrue provisions for retirement expenses for these employees, other than periodic payments made on behalf of the employees that are expensed periodically.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

In February 2016, the Company submitted a disclosure to the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) about certain payments to the Crimea region of Ukraine and other OFAC target countries, which has since been under OFAC’s review. OFAC and the Company have reached a final settlement agreement for $1,400, which was paid during 2021.

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

On July 3, 2020, the Company signed a security agreement with Mastercard, transferred and designated $50,000 as collateral to be utilized by Mastercard if the UK Issuer is in default on its payment obligations to settle with Mastercard. On July 15, 2020, by agreement with Mastercard, the Company reduced the collateral to $35,000. On August 20, 2020, the Company amended the security agreement with Mastercard and signed a portfolio transfer agreement with the UK Issuer. The amendment reduced the collateral to $24,000 and the portfolio transfer agreement set the terms for the termination of the card sponsorship agreement with the UK Issuer when the card portfolio is transferred to the Company’s licensed subsidiary in Ireland. On September 2, 2020, the card portfolio was migrated to the Company’s Irish subsidiary and the $24,000 was allocated as collateral for the migrated activity with the Company’s subsidiary. The $24,000 collateral was returned to the Company on June 25, 2021 and no balance outstanding as of December 31, 2021.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued)

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

On September 28, 2021, the National Banking and Securities Commission (CNBV) and the Bank of Mexico revoked the banking license of a banking entity utilized by the Company due to the banking entity not meeting applicable capital requirements. As a result, the Company is unable to withdraw funds from the banking entity. The Company has reserved $2,250 for potential losses related to the inaccessible funds above the recovered amount. The Company applied for and recovered the maximum statutory reimbursement through the deposit insurance provided by Mexican Institute for the Protection of Banking Services (IPAB), totaling $140. The Company will also file a claim in liquidation for the remaining funds once the liquidation process is opened; however, the percentage of the deposit that will be recovered in liquidation is not known at this time.

From time to time, the Company is involved in other disputes or regulatory inquiries that arise in the ordinary course of business. These may include suits by its customers alleging, among other things, acting unfairly and/or not in conformity regarding pricing, rules or agreements, improper disclosure of our prices, rules, or policies or that our practices, prices, rules, policies, or customer agreements violate applicable law.

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

Certain employment agreements require the Company to pay termination payments upon dismissal of certain executives without cause. The liability for employee rights upon termination would be recorded as a provision once the payment is considered probable.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 13 – PREFERRED STOCK AND WARRANTS

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

Legacy Payoneer redeemed the shares of Redeemable Preferred Stock on July 23, 2021 and paid shareholders of the Redeemable Preferred Stock $39,804.

The Company had no outstanding Redeemable Convertible Preferred Stock or Redeemable Preferred Stock as of December 31, 2021.

The following tables present the Company’s authorized and outstanding Redeemable Convertible Preferred Stock and Redeemable Preferred Stock as of December 31, 2020:

Redeemable Convertible Preferred Stock:

	December 31, 2020
			Carrying
	Shares	Shares Issued	Value, net of	Liquidation
	Authorized	and Paid	issuance costs	Preference
Series A Preferred Stock of $0.01 par value	30,227,287	30,227,287	$385	$4,633
Series A-1 Preferred Stock of $0.01 par value	8,079,187	8,079,187	638	1,476
Series B Preferred Stock of $0.01 par value	28,676,603	28,676,603	4,497	9,930
Series B-1 Preferred Stock of $0.01 par value	3,925,214	3,925,214	492	1,115
Series C Preferred Stock of $0.01 par value	55,531,064	55,531,064	25,147	23,117
Series C-1 Preferred Stock of $0.01 par value	5,640,000	5,640,000	—	1,936
Series C-2 Preferred Stock of $0.01 par value	16,347,292	16,347,292	5,054	11,713
Series D Preferred Stock of $0.01 par value	34,979,167	34,979,167	30,739	46,245
Series E Preferred Stock of $0.01 par value	20,805,738	20,805,738	67,858	88,995
Series E-1 Preferred Stock of $0.01 par value	5,318,246	5,318,246	19,990	24,324
Total	209,529,798	209,529,798	$154,800	$213,484

Redeemable Preferred Stock:

	December 31, 2020
		Shares
	Shares	Issued and	Carrying	Liquidation
	Authorized*	Paid*	Value	Preference
Series 1 Preferred Stock of $0.01 par value	3,500	3,500	$10,735	$36,520

*Note that the Series 1 Redeemable Preferred Stock was not subject to the 1-for-1.88 conversion related to the Reverse Recapitalization described within Note 3 as the Series 1 Redeemable Preferred Stock remained with the Legacy Payoneer entity after the Reverse Recapitalization (and prior to the July 23, 2021 redemption described within this Note).

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 13 – PREFERRED STOCK AND WARRANTS (continued)

Warrants

As described within Note 3, the Company has publicly traded warrants that are exercisable for shares of the Company’s common stock. Warrants may only be exercised for a whole number of shares at an exercise price of $11.50. These warrants expire on June 25, 2026. At December 31, 2021, there were 25,158,086 warrants outstanding with a corresponding liability valued at $59,877. The warrants are considered to be a Level 1 fair value measurement due to the observability of the inputs. Note that 723,333 private placement warrants issued by FTAC were forfeited at the close of the Reverse Recapitalization transaction.

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

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations. The following table presents the changes in the fair value of warrant liabilities (Level 1):

Warrant Liability
Initial measurement as of June 25, 2021	$71,701
Change in fair value	(11,824)
Fair value as of December 31, 2021	$59,877

In September 2015, the Company issued warrants to purchase shares of Common Stock to a non-employee in association with a commercial services agreement. The exercise price of the warrants is $3.3725 per share. The warrants expire after 10 years from issuance. At December 31, 2021 and 2020, 1,792,944 warrants were outstanding, out of which all were vested as of December 31,2021 and 1,080,707 warrants were vested as of December 31, 2020. The Company did not recognize additional expenses related to the warrants in 2021 and in 2020.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 14 – STOCK-BASED COMPENSATION

Options

In February 2007, the Company’s Board of Directors approved the Payoneer Inc. 2007 Share Incentive Plan and the Payoneer Inc. 2007 U.S. Share Incentive Plan (hereafter together – the “2007 Plan”), where up to 3,360,000 options were reserved for grants to employees of the Company. There have been several periodic increases in options available to be granted through approval by the Company’s board of directors and stockholders. In May 2017, the Company’s Board of Directors approved the Payoneer Inc. 2017 Stock Incentive Plan (hereafter – the “2017 Plan”), where up to 21,756,714 options may be granted to employees of the Company. According to the 2017 Plan, no options shall be exercisable after the expiration of 10 years after the effective date of grant.

As of December 31, 2021, 54,665,196 options are authorized under the Plans. Each option can be exercised to purchase one share of Common Stock par value USD 0.01 each of the Company. The Company’s Board of Directors approved the grant of the following stock options:

	December 31, 2021
	Outstanding Options		Options Exercisable
		Weighted Average		Weighted Average
Exercise	Number	Remaining	Number	Remaining
Price	Outstanding	Contractual life	Outstanding	Contractual life
$0.010	6,890,341	8.70	643,753	8.14
$0.080	318,239	5.43	300,549	5.39
$0.140	99,959	0.73	99,959	0.73
$0.350	71,507	1.86	71,507	1.86
$0.540	1,641,129	2.45	1,641,129	2.45
$0.620	3,283,033	3.01	3,283,033	3.01
$1.380	620,637	3.79	620,637	3.79
$1.410	5,362,160	4.06	5,362,160	4.06
$1.810	495,275	3.93	495,275	3.93
$2.740	5,534,285	8.13	2,531,209	8.01
$2.800	5,334,695	5.94	5,123,696	5.94
$2.850	1,360,598	6.73	1,235,549	6.71
$2.850	47,000	9.69	11,750	9.69
$2.900	7,359,646	7.02	5,171,048	6.97
$3.020	3,436,058	5.08	3,436,058	5.08
$3.070	879,566	7.46	551,738	7.40
$3.900	1,184,889	8.84	352,049	8.56
$7.870	983,552	9.10	—	—
$9.990	37,600	9.69	—	—
	44,940,169	6.31	30,931,099	5.39

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 14 – STOCK-BASED COMPENSATION (continued)

	December 31, 2020
	Outstanding Options		Options Exercisable
		Weighted Average		Weighted Average
Exercise	Number	Remaining Contractual	Number	Remaining Contractual
Price	Outstanding	life	Outstanding	life
$0.01	2,825,937	9.21	—	—
$0.02	513,826	0.32	513,826	0.32
$0.08	460,701	4.78	372,251	4.22
$0.14	389,035	1.97	389,035	1.97
$0.35	148,050	2.86	148,050	2.86
$0.54	2,843,996	3.34	2,843,996	3.34
$0.62	3,799,325	4.05	3,799,325	4.05
$1.38	979,480	4.95	979,480	4.95
$1.41	5,880,952	4.95	5,880,952	4.95
$1.81	706,880	5.46	706,880	5.46
$2.74	6,291,514	9.23	3,883,167	5.78
$2.80	6,052,744	6.85	4,247,210	6.74
$2.85	1,743,275	7.67	971,053	7.61
$2.90	8,120,490	8.03	3,602,295	7.92
$3.02	4,189,177	5.82	365,953	8.47
$3.07	1,095,617	8.53	193,875	9.21
$3.90	1,413,760	9.95	—	—
	47,454,759	6.70	28,897,348	5.45

The vesting period of the outstanding options is generally 4 years from the date of grant. The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted by the Company with a service condition only:

	Year Ended December 31,
	2021	2020
Expected term (in years)	5.19-6.11	5.86-6.5
Risk-free interest rate	0.61%-1.08%	0.45% -0.93%
Dividend yield	None	None
Volatility rate	50%	45%
Weighted average fair value of options at grant date	$7.131	$3.158

The Company selected the Black-Scholes Merton option pricing model as the most appropriate fair value method for its stock-options awards based on the market value of the underlying shares at the date of grant. Historical information for a selection of similar publicly traded companies was the basis for the expected volatility. Historical information and management expectations were the basis for the expected dividend yield. The expected lives of the options are based upon the simplified method per ASC 718. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Option vesting generally occurs in tranches up to four years.

As of December 31, 2021, there was approximately $108,664 of unrecognized compensation costs related to unamortized stock option compensation which is expected to be recognized over a weighted-average period of 2.04 years. Total unrecognized compensation cost will be recognized as incurred. In addition, as future grants are made, additional compensation costs will be incurred.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 14 – STOCK-BASED COMPENSATION (continued)

The following table presents a summary of stock option activity for the year ended December 31, 2021:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
	Shares	Share	Term	Value
Outstanding December 31, 2020	47,454,726	$3.92	$6.70	$83,639
Granted	5,685,264	$1.46	—	—
Exercised	(2,976,620)	$1.86	—	—
Settled in cash	(3,395,817)	$1.32	—	—
Expired	—	—	—	—
Forfeited	(1,827,384)	$2.14	—	—
Outstanding December 31, 2021	44,940,169	$4.01	$6.31	$232,538

Exercisable December 31, 2021	30,931,098	$2.12	$5.39	$161,762

The aggregate intrinsic value of options exercised was $17,102, $15,068 and $9,671 for the years ended December 31, 2021, 2020 and 2019, respectively. In 2021, 2020 and 2019, the Company has received a tax benefit of $1,401, $13 and $2,652, respectively, in excess of the tax benefit based on the intrinsic value on date of issuance of the share-based compensation, respectively.

Restricted Stock Units

In June 2021, the Company's Board of Directors adopted the Company's 2021 Omnibus Incentive Plan (the "2021 Plan"), pursuant to the approval of the 2021 Plan by the shareholders of the Company. Under the 2017 Plan and the 2021 Plan, restricted stock units (“RSUs”) may be granted to eligible grantees. RSUs generally vest over a period of four years and are subject to continued service. Note that the 2017 Plan RSUs are also subject to liquidity-based conditions. The liquidity-based conditions include an initial public offering, merger, sale or partial liquidation event as defined in the Company’s incentive plan and RSU agreement. The cost of RSUs granted is determined using the fair market value of the Company’s common stock on the date of grant. Prior to the Reverse Recapitalization, the fair market value of the Company’s common stock utilizing a combination of discounted cash flow and option pricing method methodologies. Key inputs and assumptions used (which are Level 3 inputs and assumptions) were forecasted future financial performance, discount rate, cost of equity and terminal growth rate. Prior to the Reverse Recapitalization, the implied common stock price was estimated based on the difference in the rights and preference between the preferred and common stock.

The following table summarizes the RSUs activity under the 2017 Plan and the 2021 Plan as of December 31, 2021:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Outstanding December 31, 2020	1,721,572	$5.17
Awarded	9,105,563	$9.00
Settled in Cash	(440)	$2.74
Vested	(775,111)	$3.49
Forfeited	(326,557)	$8.59
Outstanding December 31, 2021	9,725,027	$8.76

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 14 – STOCK-BASED COMPENSATION (continued)

In the year ended December 31, 2021, the Company granted options and RSUs that vest over a three and a half or four-year period from the grant date. In addition, 1,314,961 of the RSUs granted during the year ended December 31, 2021 are subject to continued service conditions. The liquidity-based conditions include an initial public offering, merger, sale or partial liquidation event as defined in the Company's incentive plan and RSU agreement. As of the close of the Reverse Recapitalization on June 25, 2021, the liquidity-based condition was satisfied. The Company recognized an immediate expense at the achievement of the performance condition in the amount of $5,415. In 2021, 2020 and 2019, the Company has received a tax benefit of $4,054, $0 and $0, respectively, in excess of the tax benefit based on the intrinsic value on date of issuance of the share-based compensation, respectively.

As indicated in Note 3, the Company approved and adopted the Transaction Bonus Pool associated with the Reverse Recapitalization. The RSUs associated with the Transaction Bonus Pool are subject to certain market-based and service conditions. Fifty percent of the RSUs shall vest if at any time during the 30 months following the Closing Date, the closing share price of Company Shares is greater than or equal to $15.00 over any 20 days trading within any 30 trading days period; and 50% of the RSUs shall vest if at any time during the 60 months following the Closing Date, the closing share price of Company Shares is greater than or equal to $17.00 over any 20 trading days within any 30 trading days period, subject to the grantee's continued status as an employee until and including the time the RSUs vest. In the year ended December 31, 2021, 940,000 RSUs were granted. The Company evaluated the fair value of this grant using a Monte Carlo simulation in the amount of $6,315.

The Company also issues RSU that are subject to only a service condition. During the year ended December 31, 2021, 6,850,602 of such RSUs were granted.

Options and RSUs

The Company records stock-based compensation expense for its equity incentive plans in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on our results of operations of recording stock-based compensation expense under the Company’s equity incentive plans were as follows:

	December 31,
	2021	2020	2019
Other operating expenses	$8,194	$3,033	$2,596
Research and development expenses	6,012	1,536	1,717
Sales and marketing expenses	10,916	1,995	1,715
General and administrative expenses	11,890	4,329	3,507
Total stock-based compensation	$37,012	$10,893	$9,535

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 15 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	December 31,
	2021	2020	2019
Bank and processor fees	$76,868	$68,544	$68,029
Network fees	9,162	16,744	18,981
Capital advance costs	6,363	1,984	902
Chargebacks and operational losses	3,917	5,637	2,638
Card costs	2,323	2,563	3,129
Other	2,843	1,568	986
Total transaction costs	$101,476	$97,040	$94,665

NOTE 16 - INCOME TAXES

US Taxation

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax, a new minimum tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system.

The Company elected to account for Global Intangible Low-Taxed Income (“GILTI”) as a current-period expense when incurred. The Company’s GILTI for the year ended December 31, 2020 and 2019 was $2,024 and $3,982, respectively. The Company did not record any expenses in relation to GILTI due to its net operating losses carry forwards and to the fact that its deferred taxes as of December 31, 2021, 2020 and 2019 were reduced by a valuation allowance.

Israeli Taxation -

a.	Tax rates – the income of the Israeli subsidiary, other than from Approved Enterprises is taxed in Israel at the regular corporate tax rates. The corporate was 23% for 2018 and thereafter. Capital gain on a sale of assets is subject to capital gain tax according to the corporate tax rate in effect in the year during which the assets are sold.

b.	Law for Encouragement of Capital Investments, 1959 - In recent years, several amendments have been made to the Encouragement of Capital Investments Law which enabled new alternative benefit tracks, subject to certain conditions. The Encouragement of Capital Investments Law was amended as part of the Economic Policy Law for the years 2011-2012 (amendment 68 to the Encouragement of Capital Investments Law), which was passed by the Israeli Knesset on December 29, 2010. The amendment sets alternative benefit tracks to those in effect under the provisions of the Encouragement of Capital Investments Law. The Company’s benefits include a reduced tax rate of 16% on revenues associated with the research and development activity.

The components of net loss before income taxes for each of the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Net gain (loss) before income taxes:
U.S. Domestic	$(27,181)	$(37,758)	$(8,013)
Foreign	1,942	22,475	12,178
	$(25,239)	$(15,283)	$4,165

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 16 - INCOME TAXES (continued)

The components of provision for income taxes for each of the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Current tax provision:
Federal	$—	$—	$—
State	464	367	147
Foreign	9,463	8,660	5,065
Deferred tax provision:
Federal	—	—	—
State	—	—	—
Foreign	(1,216)	(707)	(503)
	$8,711	$8,320	$4,709

The Company had an effective tax rate of 34% for the year ended December 31, 2021 compared to effective tax rate of (54%) for the year ended December 31, 2020 and 113% for the year ended December 31, 2019.

A reconciliation of the statutory U.S. federal income tax rate of 21% in 2021, 2020 and 2019, respectively, to the actual tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Tax computed at the statutory U.S. federal income tax rate	$(5,308)	$(3,209)	$874
State and local taxes	1,023	1,073	487
Valuation allowances	1,861	8,564	(324)
Share-based compensation	7,957	2,287	2,002
Differences in foreign tax rate	(1,213)	(822)	(45)
Uncertain tax positions	4,384	684	1,494
Other	7	(257)	221
	$8,711	$8,320	$4,709

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 16 - INCOME TAXES (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of long-term assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s long-term deferred tax assets were as follows:

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$24,972	$24,543
Transaction loss provision	679	272
Property, equipment & software	152	31
Stock options	3,528	—
Accrued expenses	2,092	—
Employee benefits	4,972	3,653
Gross deferred tax assets	36,395	28,499
Valuation allowance	(22,394)	(14,442)
Total deferred tax assets	14,001	14,057

Deferred tax liabilities:
Contract assets	431	—
Internal use software	8,670	10,373
Total deferred tax liabilities	9,101	10,373

Net deferred tax assets	$4,900	$3,684

The Company has classified the net deferred tax assets as long-term. Deferred taxes as of December 31, 2021 were reduced by a valuation allowance relating to net operating losses and share-based compensation. In assessing the likelihood of realizing deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the taxable loss in the United States, management believes it was more likely than not that the deferred tax assets will not be realized in the United States. Management believes it was more likely than not that deferred tax assets will be realized for the Israel subsidiary.

Deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the determination of the appropriate valuation allowances, the Company has considered the most recent projections of future business results and taxable income by jurisdiction. Actual results may vary in comparison to current projections.

As of December 31, 2021, 2020 and 2019, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $47,528, $40,200 and $24,500, respectively. These net operating losses can be utilized to reduce future taxable income, if any. The excess tax benefits from share-based compensation is $15,992. Utilization of the net operating loss carryforwards may be subject to substantial annual limitations due to ownership change provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The expiration date of the federal and state loss carryovers is from 2031 through 2040.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 16 - INCOME TAXES (continued)

Provisions of ASC 740-10 clarify whether to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term obligations on the Company’s consolidated balance sheets, is as follows:

Balance at December 31, 2020	$5,076
Decreases for tax positions in prior years	—
Increases for tax positions related to current year	4,464
Balance at December 31, 2021	$9,540

Balance at December 31, 2019	$4,391
Decreases for tax positions in prior years	(1,000)
Increases for tax positions related to current year	1,685
Balance at December 31, 2020	$5,076

The following table presents the change in the Company’s valuation allowance during the periods presented:

Balance at December 31, 2020	$14,442
Additions to valuation allowance	7,952
Deductions to valuation allowance	—
Balance at December 31, 2021	$22,394

Balance at December 31, 2019	$2,766
Additions to valuation allowance	11,676
Deductions to valuation allowance	—
Balance at December 31, 2020	$14,442

Balance at December 31, 2018	$2,384
Additions to valuation allowance	382
Deductions to valuation allowance	—
Balance at December 31, 2019	$2,766

All of the Company’s unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate in such future periods. The Company recognizes both interest and penalties as part of the income tax provision. During the years ended December 31, 2021, 2020 and 2019, the Company did not incur any interest and penalties related to income taxes.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 16 - INCOME TAXES (continued)

Tax years from 2018 and forward remain open to examinations by US federal and state authorities due to net operating loss carry forwards. The Company is currently not under examinations by the Internal Revenue Service. The Israeli and German subsidiaries are both under tax examination for the years 2016 through 2018. The Company will comply with the requests to the extent required by law. The Israeli subsidiary has a tax rate of 23% in 2021, 2020 and 2019, respectively.

NOTE 17 – NET LOSS PER SHARE

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2021	2020	2019

	(In thousands, except share and per share data)
Numerator:
Net loss	$(33,987)	$(23,746)	$(625)
Less dividends and revaluation attributable to redeemable preferred stock and redeemable convertible preferred stock	33,632	13,636	11,398
Net loss attributable to common stockholders	$(67,619)	$(37,382)	$(12,023)
Denominator:
Weighted average common shares outstanding — basic and diluted	202,881,911	47,007,695	36,114,832
Net loss per share attributable to common stockholders — basic and diluted	$(0.33)	$(0.80)	$(0.33)

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 17 – NET LOSS PER SHARE (continued)

The Company’s potentially dilutive securities, which include stock options, unvested RSUs, redeemable preferred stock, redeemable convertible preferred stock and warrants have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock and unvested RSUs	34,145,397	8,232,204	9,773,702
Redeemable preferred stock and redeemable convertible preferred stock (as converted to common stock)	53,435,900	111,452,020	111,452,020
Warrants	840,981	222,414	237,978
	88,422,278	119,906,638	121,463,700

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Unaudited
	Three months ended December 31,
	2021	2020

	(In thousands, except share and per share data)
Numerator:
Net loss	$(18,902)	$(11,215)
Less dividends attributable to redeemable preferred stock and redeemable convertible preferred stock	—	3,727
Net loss attributable to common stockholders	$(18,902)	$(14,942)
Denominator:
Weighted average common shares outstanding — basic and diluted	340,580,941	52,076,541
Net loss per share attributable to common stockholders — basic and diluted	$(0.06)	$(0.29)

NOTE 18 – RELATED PARTY TRANSACTIONS

As indicated in Note 9, the Company entered into a Warehouse Facility agreement with Lenders where a member of the Board of Directors has an interest. The Company has evaluated the relationship and determined that the Warehouse Facility agreement represents a related party transaction that has been entered into in the ordinary course of business. As such, the Warehouse Facility agreement was reviewed and approved as a related party transaction in accordance with the related party transaction approval process implemented by the Company.

The Company analyzed the terms of Warehouse Facility agreement and concluded that the terms represent a transaction conducted at arm’s length.

In 2015 and 2016, the Company issued loans and executed lines of credit to two Company executives in connection with shareholders’ equity issuances and related tax consequences. The Company notes that the outstanding loan and line of credit balances were repaid in February 2021.

(a)	Only one executive had an outstanding loan as of December 31, 2020. The balance of the loan at December 31, 2020 was $353. The loan was due in 2024. The principal amounts accrue interest at 1.53%, compounded annually. The balance was netted with the respective equity issuances in shareholders’ equity.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

NOTE 18 – RELATED PARTY TRANSACTIONS (continued)

(b)	The executives can draw on the lines of credit up to $940. Interest was due upon loan termination and was accrued based on the federal midterm rate during the month the Company provides advances on the line of credit. The amount outstanding at December 31, 2020 was $809.

NOTE 19 – SUBSEQUENT EVENTS

During early 2022, a geopolitical and armed conflict between Ukraine and Russia culminated in several countries, including the US, imposing economic sanctions on Russia and certain territories in Ukraine and on certain Russian and Belarussian banks and entities. Payoneer provides services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. At this time, it is difficult to assess the impact the conflict in Ukraine and the related economic sanctions may have on our results of operations. For the year ended December 31, 2021, Russia and Belarus, combined, accounted for less than 3% of our revenue, while together with Ukraine, all 3 countries accounted for slightly less than 10% of our revenue. Continuation or escalation of the conflict may have a material effect on our results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our independent registered public accounting firm.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2021 (the “2022 Proxy Statement’), and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Consolidated Financial Statements in “Financial Statements and Supplementary Data.”

Financial Statement Schedules

All financial statement schedules have been omitted as the information is not required under the related instruction or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.

Exhibits

The exhibits to this report are listed in the exhibit index below.

Exhibit Index

(b) Exhibits. The following exhibits are being followed herewith:

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Reorganization (included as Exhibit 2.1 to FTAC Olympus Acquisition Corp.’s Form 8-K filed with the SEC on February 3, 2021).
2.2	Amendment to Agreement and Plan of Reorganization (included as Exhibit 2.1 to FTAC Olympus Acquisition Corp.’s Form 8-K filed with the SEC on February 16, 2021).
2.3	Amendment No. 2 to Agreement and Plan of Reorganization (included as Exhibit 2.1 to FTAC Olympus Acquisition Corp.’s Form 8-K filed with the SEC on May 10, 2021).
2.4	Amendment No. 3 to Agreement and Plan of Reorganization (included as Exhibit 2.1 to FTAC Olympus Acquisition Corp.’s Form 8-K filed with the SEC on June 23, 2021).
3.1	Amended and Restated Certificate of Incorporation of Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on July 1, 2021).
3.2	Bylaws for the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on July 1, 2021).
4.1	Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 filed with the SEC on May 25, 2021).
4.2	Specimen Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4 filed with the SEC on May 25, 2021).
4.3

Assignment, Assumption and Amendment Agreement, dated as of June 25, 2021, among FTAC Olympus Acquisition Corporation, Payoneer Global, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the SEC on July 1, 2021).

4.4

Warrant Agreement, dated August 25, 2020, between Continental Stock Transfer & Trust Company and FTAC Olympus Acquisition Corp. (incorporated by reference to Exhibit 4.1 to FTAC Olympus Acquisition Corp.’s Form 8-K filed on August 28, 2020).

4.5*	Description of Registered Securities
10.1	Payoneer 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company Form 8-K filed with the SEC on July 1, 2021).
10.2	New Payoneer 2021 Omnibus Incentive Plan (included as Exhibit 10.7 to the Form 8-K filed with the SEC on July 1, 2021).
10.3	Form of Indemnification Agreement (included as Exhibit 10.8 to the Form 8-K filed with the SEC on July 1, 2021).
10.4	A&R Registration Rights Agreement (included as Exhibit 10.9 to the Form 8-K filed with the SEC on July 1, 2021).
10.5	Employment Agreement with Scott Galit (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed with the SEC on July 1, 2021).
10.6	Employment Agreement with Michael Levine (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed with the SEC on July 1, 2021).
10.7	Employment Agreement with Charles Rosenblatt (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed with the SEC on July 1, 2021).
10.8*	Amendment to Employment Agreement with Charles Rosenblatt
10.9	Israeli Sub-Plan to Payoneer Global Inc. 2021 Omnibus Incentive Plan (included as Exhibit 99.2 to the Form S-8 filed with the SEC on September 9, 2021)
10.10	Receivables Loan and Security Agreement (included as Exhibit 1.1 to the Form 8-K filed with the SEC on November 3, 2021).
10.11*	Non-Employee Directors Compensation Plan, dated March 1, 2022.
14.1*	Code of Conduct and Ethics of the Company, dated June 25, 2021.
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm — Kesselman & Kesselman, a member of PricewaterhouseCoopers International Limited
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	iXBRL Instance Document
101.SCH*	iXBRL Taxonomy Extension Schema Document
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).
*	Filed herewith.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Payoneer Global Inc.

By:	/s/ Scott Galit
Name:	Scott Galit
Title:	Chief Executive Officer
Date:	March 3, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 3, 2022.

Signature	Title	Date
/s/ Scott Galit	Chief Executive Officer and Director (principal executive officer)	March 3, 2022
Scott Galit
/s/ Michael Levine	Chief Financial Officer (principal financial officer)	March 3, 2022
Michael Levine
/s/ Oded Edri	Chief Accounting Officer (principal accounting officer)	March 3, 2022
Oded Edri
/s/ Amir Goldman	Director	March 3, 2022
Amir Goldman
/s/ John C. Morris	Director	March 3, 2022
John C. Morris
/s/ Avi Zeevi	Director	March 3, 2022
Avi Zeevi
/s/ Christopher (Woody) Marshall	Director	March 3, 2022
Christopher (Woody) Marshall
/s/ Rich Williams	Director	March 3, 2022
Rich Williams
/s/ Heather Tookes	Director	March 3, 2022
Heather Tookes
/s/ Pamela Patsley	Director	March 3, 2022
Pamela Patsley