Form 10-Q
period 2022-03-31
Payoneer Global Inc.
filed 2022-05-12
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☒

As of March 31, 2022, the registrant had 342,596,367 shares of common stock outstanding.

Payoneer Global Inc.

Form 10-Q

For the Quarter Ended March 31, 2022

Page

PART I. FINANCIAL INFORMATION	4

Item 1. Financial Statements (Unaudited)	4
Condensed consolidated balance sheets (Unaudited)	6
Condensed consolidated statements of income (loss) (Unaudited)	7
Condensed consolidated statements of comprehensive income (loss) (Unaudited)	8
Condensed consolidated statements of changes in redeemable preferred stock, redeemable convertible preferred stock and shareholders’ equity (deficit) (Unaudited)	9
Condensed consolidated statements of cash flows (Unaudited)	10
Notes to the condensed consolidated financial statements (Unaudited)	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	33

PART II - OTHER INFORMATION	34

Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults upon Senior Securities	34
Item 4. Mine Safety Disclosures	34
Item 5. Other Information	34
Item 6. Exhibits	35
Signatures	36

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

The forward-looking statements are based on the current expectations of Payoneer’s management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” discussed and identified in public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by Payoneer, and the following:

●	the expected benefits of the reorganization consummated on June 25, 2021 with FTAC Olympus Acquisition Corp. (the “Reorganization”);
●	our financial performance following the Reorganization;
●	the impact of the COVID-19 pandemic on our business and the actions we may take in response thereto;
●	geopolitical and other economic and political conditions or events (such as the continuing armed conflict between Russia and Ukraine);
●	the effect of legal, tax and regulatory changes; and
●	the outcome of any known and unknown litigation and regulatory proceedings.

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

PART I. FINANCIAL INFORMATION

PAYONEER GLOBAL INC.

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2022

Page
Condensed consolidated financial statements (unaudited) in U.S. dollars:
Condensed consolidated balance sheets (Unaudited)	6
Condensed consolidated statements of income (loss) (Unaudited)	7
Condensed consolidated statements of comprehensive income (loss) (Unaudited)	8
Condensed consolidated statements of changes in redeemable preferred stock, redeemable convertible preferred stock and shareholders’ equity (deficit) (Unaudited)	9
Condensed consolidated statements of cash flows (Unaudited)	10
Notes to condensed consolidated financial statements (Unaudited)	12

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	March 31,	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$465,734	$465,926
Restricted cash	3,088	3,000
Customer funds	4,630,553	4,401,254
Accounts receivable, net	14,325	13,844
CA receivables, net	42,520	53,675
Other current assets	29,317	25,024
Total current assets	5,185,537	4,962,723
Non-current assets:
Property, equipment and software, net	12,977	12,140
Goodwill	21,241	21,127
Intangible assets, net	39,600	37,529
Restricted cash	5,367	5,113
Deferred taxes	3,377	4,900
Investment in associated company	7,019	7,013
Severance pay fund	1,677	1,723
Operating lease right of use assets	17,865	12,943
Other assets	13,192	13,541
Total assets	$5,307,852	$5,078,752
Liabilities and shareholders’ equity:
Current liabilities:
Trade payables	$17,376	$17,200
Outstanding operating balances	4,630,553	4,401,254
Other payables	68,420	79,374
Total current liabilities	4,716,349	4,497,828
Non-current liabilities:
Long-term debt from related party (refer to Notes 6 and 14 for further information)	14,296	13,665
Warrant liability	28,681	59,877
Other long-term liabilities	26,562	20,309
Total liabilities	4,785,888	4,591,679

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at March 31, 2022 and December 31, 2021.	—	—
Common stock, $0.01 par value, 3,800,000,000 and 3,800,000,000 shares authorized; 342,596,367 and 340,384,157 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	3,426	3,404
Additional paid-in capital	592,243	575,470
Accumulated other comprehensive income	2,643	2,253
Accumulated deficit	(76,348)	(94,054)
Total shareholders’ equity	521,964	487,073
Total liabilities and shareholders’ equity	$5,307,852	$5,078,752

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Three months ended
	March 31,
	2022	2021
Revenues	$136,958	$100,606

Transaction costs ($320 interest expense and fees associated with related party transaction during the three months ended March 31, 2022, refer to Notes 6 and 14 for further information)	25,575	20,155
Other operating expenses	34,759	26,614
Research and development expenses	25,915	16,653
Sales and marketing expenses	34,469	23,139
General and administrative expenses	18,128	10,517
Depreciation and amortization	4,455	4,677
Total operating expenses	143,301	101,755

Operating loss	(6,343)	(1,149)

Financial income (expense):
Gain from change in fair value of Warrants	31,196	—
Other financial expense, net	(2,695)	(622)
Financial income (expense), net	28,501	(622)

Income (loss) before taxes on income and share of gain (loss) of associated company	22,158	(1,771)

Taxes on income	1,967	1,731

Share in gain (loss) of associated company	20	(6)

Net income (loss)	$20,211	$(3,508)

Per share data
Net income (loss) per share attributable to common stockholders — Basic earnings (loss) per share	$0.06	$(0.16)
— Diluted earnings (loss) per share	$0.06	$(0.16)

Weighted average common shares outstanding — Basic	342,324,722	54,868,825
Weighted average common shares outstanding — Diluted	365,992,174	54,868,825

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Three months ended
	March 31,
	2022	2021
Net income (loss)	$20,211	$(3,508)
Other comprehensive income (loss):
Foreign currency translation adjustments	390	(1,189)
Comprehensive income (loss)	$20,601	$(4,697)

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

								Accumulated
	Redeemable convertible		Redeemable				Additional	other
	preferred stock		preferred stock		Common Stock		paid-in	comprehensive	Accumulated
	Shares	Amount	Share	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2021	209,529,798	$154,800	3,500	$10,735	48,608,176	$486	$79,706	$4,174	$(60,067)	$24,299
Exercise of options	—	—	—	—	579,684	5	464	—	—	469
Stock-based compensation	—	—	—	—	—	—	4,368	—	—	4,368
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,189)	—	(1,189)
Net loss	—	—	—	—	—	—	—	—	(3,508)	(3,508)
Balance at March 31, 2021	209,529,798	$154,800	3,500	$10,735	49,187,860	$491	$84,538	$2,985	$(63,575)	$24,439

Balance at January 1, 2022	—	$—	—	$—	340,384,157	$3,404	$575,470	$2,253	$(94,054)	$487,073
Adoption of new accounting standard (Note 2d)	—	—	—	—	—	—	—	—	(2,505)	(2,505)
Exercise of options	—	—	—	—	2,212,210	22	3,659	—	—	3,681
Stock-based compensation	—	—	—	—	—	—	13,114	—	—	13,114
Other comprehensive income, net of tax	—	—	—	—	—	—	—	390	—	390
Net income	—	—	—	—	—	—	—	—	20,211	20,211
Balance at March 31, 2022	—	$—	—	$—	342,596,367	$3,426	$592,243	$2,643	$(76,348)	$521,964

The accompanying notes are an integral part of the consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Three months ended
	March 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$20,211	$(3,508)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,455	4,677
Deferred taxes	1,523	1,054
Stock-based compensation expenses	13,114	4,368
Share in loss (gain) of associated company	(20)	6
Gain from change in fair value of Warrants	(31,196)	-
Foreign currency re-measurement loss	77	856
Changes in operating assets and liabilities:
Other current assets	(4,622)	(8,215)
Trade payables	176	(4,099)
Deferred revenue	(160)	(165)
Accounts receivables	(481)	13,110
CA extended to customers	(67,706)	(104,357)
CA collected from customers	76,356	98,420
Other payables	(10,794)	(13,320)
Other long-term liabilities	(1,050)	(1,507)
Operating lease right-of-use assets	2,381	2,352
Other assets	108	(6,140)
Net cash provided by (used in) operating activities	2,372	(16,468)

Cash Flows from Investing Activities
Purchase of property, equipment and software	(2,690)	(797)
Capitalization of internal use software	(3,812)	(3,351)
Severance pay fund (contributions) distributions, net	46	(213)
Customer funds in transit, net	34,409	(3,673)
Net cash provided by (used in) investing activities	27,953	(8,034)

Cash Flows from Financing Activities
Exercise of options	3,681	469
Outstanding operating balances	229,299	(22,040)
Proceeds from related party facility, net	631	-
Proceeds from long-term debt, net	-	24,001
Net cash provided by financing activities	233,611	2,430

Effect of exchange rate changes on cash and cash equivalents	(78)	(899)

Net change in cash, cash equivalents, restricted cash and customer funds	263,858	(22,971)
Cash, cash equivalents, restricted cash and customer funds at beginning of the period	4,838,433	3,413,289
Cash, cash equivalents, restricted cash and customer funds at end of the period	$5,102,291	$3,390,318

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

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) – (CONTINUED)

U.S. DOLLARS IN THOUSANDS

The below table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	As of March 31,
	2022	2021
Cash and cash equivalents	$465,734	$104,676
Restricted cash	8,455	32,645
Customer funds(1)	4,628,102	3,252,997
Total cash, cash equivalents, restricted cash and customer funds shown in the consolidated statements of cash flows	$5,102,291	$3,390,318

(1)Excludes $2,451 and $71,687 of customer funds in transit as of March 31, 2022 and 2021, respectively.

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

Starting in January 2020, the COVID-19 pandemic impacted our teams, customers, and supply chains. Starting in March 2020, due to broader travel restrictions, global travel and tourism slowed, negatively impacting our travel customer base. Furthermore, the Federal Reserve cut interest rates to zero in mid-March 2020, negatively impacting our interest income revenues associated with underlying customer accounts. In the first three months of 2022, global travel and tourism started to return and some travel restrictions were lifted, positively impacting our travel customer base. In addition, in mid-March 2022, the U.S. Federal Reserve raised the benchmark interest rate by 25 basis points to combat rising inflation concerns, positively impacting our interest income revenues associated with underlying customer accounts. Despite the recent acceleration of travel and interest rate increases, uncertainties remain around the current trajectory of travel growth and other macroeconomic factors.

Despite the global travel slowdown and interest rate cuts, and wavering consumer confidence, the COVID-19 pandemic driven shift in buying patterns from brick and mortar to e-commerce, led to an acceleration of digital commerce that created tailwinds which further strengthened our role in the global economy. Shelter-in-place orders, social distancing measures and travel restrictions following the extraordinary spread of COVID-19 fundamentally shifted commerce and the way buyers and sellers transact, accelerating digitalization and e-commerce trends.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 1 – GENERAL OVERVIEW (continued)

During early 2022, a geopolitical and armed conflict between Ukraine and Russia culminated in several countries, including the US, imposing economic sanctions on Russia and certain territories in Ukraine and on certain Russian and Belarussian banks and entities. Payoneer provides services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We are continually acting to comply with the imposed sanctions. In addition, we reduced our payment services to Russia and Belarus customers. At this time, it is difficult to assess the impact the conflict in Ukraine, the related economic sanctions and the reduction in services to Russia and Belarus customers may have on our results of operations. For the three months ended March 31, 2022, Russia and Belarus, combined, accounted for less than 3% of our revenue, while together with Ukraine, all three countries accounted for slightly less than 10% of our revenue. There was immaterial impact on revenue from Ukraine, Russia and Belarus during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Continuation or escalation of the conflict may have a material effect on our results of operations.

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

The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments and except for the Reverse Recapitalization), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year. The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2021 but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto of Legacy Payoneer and its subsidiaries.

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

During the three months ended March 31, 2022 and 2021, the Company has purchased and collected the following principal amounts associated with CAs:

	March 31,
	2022	2021
Beginning CA receivables, gross	$56,101	$67,682
CA extended to customers	68,281	103,754
Change in revenue receivables	(4)	119
CA collected from customers	(76,352)	(97,638)
Charge-offs, net of recoveries	(1,101)	(292)
Ending CA receivables, gross	$46,925	$73,625
Allowance for CA losses	(4,405)	(1,593)
CA receivables, net	$42,520	$72,032

The outstanding gross balance at March 31, 2022 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
$46,925	44,627	916	359	81	942

The outstanding gross balance at December 31, 2021 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
$56,101	53,150	964	704	163	1,120

The following are current and overdue balances from above that are segregated into the timing of expected collections at March 31, 2022:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$46,925	2,298	10,773	9,126	14,890	9,838

The following are current and overdue balances from above that are segregated into the timing of expected collections at December 31, 2021:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$56,101	2,951	9,511	12,457	23,008	8,174

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

d.    Capital Advance (CA) receivable, net (continued):

Beginning in 2022, allowance for CA losses is primarily based on expectations of credit losses based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio, which is segmented by programs. Loss rates are generated using historical loss data for each portfolio and are applied to segments of each portfolio. We then apply macroeconomic factors such as market unemployment rate, current and forecasted GDP, S&P yield and inflation rate, which are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. Expected credit loss, inclusive of historical loss data and macroeconomic factors, are applied to the principal amount of our CA receivables.

Prior to 2022, the Company had implemented a risk-based methodology that was used to estimate future losses based on historical loss experience as well as the qualitative judgment when historical loss data was not available. For product offerings with sufficient historical loss experience, the Company developed loss estimates based on receivable balance attributes such as account payment status, percentage of collections per day, and length of time from advance to collection. Based on these attributes, a historical loss rate is applied to calculate the allowance for CA losses. For product offerings that did not have significant historical loss data to develop a historical loss percentage, the Company estimated losses by evaluating portfolio factors such as average balance outstanding by customer as well as creating specific identification provisions for known collection risks.

As of March 31, 2022, the Company applied a range of loss rates to the CA portfolio of 0.7% to 1.61% for the allowance for CA losses. As of March 31, 2021, the Company applied a range of loss rates to the CA portfolio of 0.75% to 3.81%.

Below is a rollforward for the allowance for CA losses (“ALCAL”) for the three months ended March 31, 2022 and 2021:

	March 31,
	2022	2021
Beginning balance	$2,426	$1,587
Adjustment for adoption of new accounting standard	2,505	—
Provisions	1,812	1,595
Recoveries	(1,237)	(1,268)
Charge-offs	(1,101)	(321)
Ending balance	$4,405	$1,593

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

	Three months ended March 31,
	2022	2021
Primary geographical markets
Greater China(1)	$43,041	$39,614
United States	19,782	8,053
All other countries(2)	74,135	52,939
Total revenues	$136,958	$100,606
(1)	Greater China is inclusive of Mainland China, Hong Kong and Taiwan
(2)	No single country included in the other countries’ category generated more than 10% of total revenue

The company did not have any customers during the three months ended March 31, 2022 and 2021 that individually contributed greater than 10% of revenue.

Disaggregation of revenue

The following table presents revenue recognized from contracts with customers as well as revenue from other sources, consisting primarily of interest income:

	Three months ended March 31,
	2022	2021
Revenue recognized at a point in time	$125,943	$97,343
Revenue recognized over time	10,156	2,734
Revenue from contracts with customers	136,099	100,077
Revenue from other sources	859	529
Total revenues	$136,958	$100,606

Customer acquisition costs

The Company recognizes an asset for incremental costs to obtain a contract such as sales commissions and other customer incentives. The asset is amortized on a systematic basis over the expected customer relationship period, which is estimated to be 1.8 years and is consistent with the pattern of recognition of the associated revenue.

The Company periodically reviews these deferred customer acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented. The following table represents a rollforward of deferred customer acquisition costs:

	March 31,
	2022	2021

Opening balance	$11,366	$8,976
Additions to deferred customer acquisition costs	3,555	2,628
Amortization of deferred customer acquisition costs	(2,749)	(2,089)
Ending balance	$12,172	$9,515

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

f.    Recently issued accounting pronouncements:

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company no longer meets the definition of EGC. The adoption dates referenced below reflect this election, except for permitted early adoption upon the Company’s election. The Company may become a large accelerated filer on the last day of its fiscal year 2022 and, should it happen, the company will no longer qualify as an EGC. The anticipated adoption dates of standards issued, but not yet adopted will be revised to reflect this change in status.

Financial Accounting Standards Board (“FASB”) standards adopted during 2022

In 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments. Credit losses on loans, trade and other receivables, held-to-maturity debt securities and other instruments will reflect the Company’s current estimate of the expected credit losses (“CECL”). CECL requires loss estimates for the remaining estimated life of the financial instrument using historical experience, current conditions, and reasonable and supportable forecasts. Generally, the Company expected that CECL will result in the earlier recognition of allowances for losses compared to the current approach of estimating probable incurred losses. The Company is required to apply the provisions of this guidance as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company early adopted the new guidance effective January 1, 2022. For additional information, refer to Note 2d.

In 2020, the FASB issued guidance simplifying the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. In addition to other changes, this standard amends ASC 470-20, “Debt with Conversion and Other Options,” by removing the accounting models for instruments with beneficial conversion features and cash conversion features. The standard also amends ASC 260, “Earnings Per Share” addressing the impacts of these instruments. The guidance is effective for the fiscal year beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted this guidance effective January 1, 2022 and the impact of the adoption on the Consolidated financial statements was immaterial

FASB Standards issued, but not adopted as of March 31, 2022

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

NOTE 3 - OTHER CURRENT ASSETS

Composition of other current assets, grouped by major classifications, is as follows:

	March 31,	December 31,
	2022	2021
Prepaid expenses	$12,884	$9,598
Income receivable	6,960	9,825
Prepaid income taxes	5,917	2,789
Other	3,556	2,812
Total other current assets	$29,317	$25,024

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 4 – PROPERTY, EQUIPMENT AND SOFTWARE, NET

Composition of property, equipment and software, grouped by major classifications, is as follows:

	March 31,	December 31,
	2022	2021
Computers, software and peripheral equipment	$34,943	$32,379
Leasehold improvements	8,926	8,920
Furniture and office equipment	4,194	4,074
Property, equipment and software	48,063	45,373
Accumulated depreciation	(35,086)	(33,233)
Property, equipment and software, net	$12,977	$12,140

Depreciation expense for the three months ended March 31, 2022 and 2021 were $1,916 and $1,759, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents goodwill balances and adjustments to those balances during the three months ended March 31, 2022:

	December 31,	Goodwill	Translation	March 31,
	2021	Acquired	Adjustments	2022

Total goodwill	$21,127	—	114	$21,241

Intangible assets, net

Composition of intangible assets, grouped by major classifications, is as follows:

	March 31,	December 31,
	2022	2021
Internal use software	$59,594	$55,164
Developed technology	14,852	15,259
Intangible assets	74,446	70,423
Accumulated amortization	(34,846)	(32,894)
Intangible assets, net	$39,600	$37,529

Amortization expense for the three months ended March 31, 2022 and 2021 were $2,539 and $2,804 respectively. No impairment was recognized during the three months ended March 31, 2022. During the three months ended March 31, 2021 the Company recognized impairment of internal use of software in the amount of $114, due to the abandonment of specific projects.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 6 – DEBT

On October 28, 2021, Payoneer Early Payments Inc. (“PEPI”), a wholly-owned second tier subsidiary of the Company and its subsidiary (the “Borrower”) entered into a Receivables and Loan Security Agreement (the “Warehouse Facility”) with Viola Credit VI, L.P., Viola Credit Alternative Lending FNX SPV, L.P. (the “Lenders”) and Viola Credit Alternative Lending Management 2018 L.P. (collectively, the “Parties”) for the purpose of external financing of Capital Advance activity. The Company notes that the Lenders are related parties through the Company’s Board of Directors’ chairman’s ownership interest in the Lender. Refer to Note 14 for further information regarding related party considerations.

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

The Company recorded expenses included in transaction cost in the total amount of $320 for the three months ended March 31, 2022. As of March 31, 2022, the outstanding associated balance was $14,296 with $116 of accrued expenses. As of December 31, 2021, the outstanding associated balance was $13,665 with $128 of accrued expenses.

The Warehouse Facility agreement includes certain affirmative and negative covenants that must be maintained by the Company and include certain financial measures such as minimum tangible equity and minimum unrestricted cash at the Company level. As of March 31, 2022 and December 31, 2021, the Company was in compliance with all applicable covenants.

As of March 31, 2022 and December 31, 2021, the fair value of the debt approximates the book value due to the short time span between initiation and balance sheet date with the outstanding balance classified as Level 3 in the fair value leveling hierarchy as the inputs into the valuation are not observable.

NOTE 7 - OTHER PAYABLES

Composition of other payables, grouped by major classifications, is as follows:

	March 31,	December 31,
	2022	2021
Employee related compensation	$36,181	$47,007
Commissions payable	10,993	10,712
Accrued expenses	10,546	10,661
Lease liability	8,751	9,290
Other	1,949	1,704
Total other payables	$68,420	$79,374

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

On September 28, 2021, the National Banking and Securities Commission (CNBV) and the Bank of Mexico revoked the banking license of a banking entity utilized by the Company due to the banking entity not meeting applicable capital requirements. As a result, the Company is unable to withdraw funds from the banking entity. The Company has reserved $2,250 for potential losses related to the inaccessible funds above the recovered amount. The Company applied for and recovered the maximum statutory reimbursement through the deposit insurance provided by Mexican Institute for the Protection of Banking Services (IPAB), totaling $140. The Company has made a claim in liquidation for the remaining funds; however, the percentage of the deposit that will be recovered in liquidation is not known at this time.

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

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 9 – WARRANTS

The Company has warrants that are exercisable for shares of the Company’s common stock. Warrants may only be exercised for a whole number of shares at an exercise price of $11.50. These warrants expire on June 25, 2026. At March 31, 2022, there were 25,158,086 warrants outstanding with a corresponding liability valued at $28,681. The warrants are considered to be a Level 1 fair value measurement due to the observability of the inputs. Note that 723,333 Placement Warrants were forfeited at the close of the Reverse Recapitalization transaction.

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

Warrant
Liability
Fair value as of December 31, 2021	$59,877
Change in fair value	(31,196)
Fair value as of March 31, 2022	$28,681

In September 2015, the Company issued equity classified private warrants to purchase shares of Common Stock to a non-employee in association with a commercial services agreement. The exercise price of the private warrants is $1.79 per share and expire 10 years from issuance. At December 31, 2021 and 2020, 1,792,944 private warrants were outstanding, out of which 1,080,707 were vested. The Company did not recognize additional expenses related to the private warrants in 2021 and 2020.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 10 – STOCK-BASED COMPENSATION

Stock Options and RSUs

The following table summarizes the options to purchase shares of common stock activity under our equity incentive plans for the three months ended March 31, 2022:

Options
Outstanding at December 31, 2021	44,940,169
Granted	—
Exercised	(1,935,844)
Expired	—
Forfeited	(763,984)
Outstanding at March 31, 2022	42,240,341
Exercisable at March 31, 2022	31,023,032

The weighted average exercise price of the options outstanding as of March 31, 2022 was $4.14 per share.

The following table summarizes the RSUs activity under our equity incentive plans as of March 31, 2022:

Units
Outstanding December 31, 2021	9,725,027
Awarded	12,626,426
Vested	(276,366)
Forfeited	(377,996)
Outstanding March 31, 2022	21,697,091

In the three months ended March 31, 2022, the Company granted options and RSUs that vest over a three and a half or four-year period from the grant date.

In the three months ended March 31, 2022, 12,626,426 RSUs were granted.

The impact on our results of operations of recording stock-based compensation expense under the Company’s equity incentive plans were as follows:

	Three Months Ended
	March 31,
	2022	2021
Other operating expenses	$2,937	$1,199
Research and development expenses	2,144	899
Sales and marketing expenses	3,700	1,040
General and administrative expenses	4,127	1,159
Total stock-based compensation	$12,908	$4,297

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 11 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	Three Months Ended
	March 31,
	2022	2021
Bank and processor fees	$19,746	$17,554
Network fees	3,416	(718)
Capital advance costs	942	587
Chargebacks and operational losses	501	1,164
Card costs	431	394
Other	539	1,174
Total transaction costs	$25,575	$20,155

NOTE 12 - INCOME TAXES

The Company had an effective tax rate of 9% for the three months ended March 31, 2022 compared to effective tax rate of 98% for the three months ended March 31, 2021. The difference between the Company’s effective tax rate and the U.S. federal statutory rate was due to the result of foreign income taxed at different rates and the provision for a full valuation allowance in respect of tax benefits from carry forward tax losses due to the uncertainty of the realization of such tax benefits.

NOTE 13 – NET EARNINGS (LOSS) PER SHARE

The Company computes net loss per share using the two-class method required for participating securities. The two-class method requires income available to ordinary shareholders for the period to be allocated between shares of Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers any issued and outstanding convertible preferred shares to be participating securities as the holders of the convertible preferred shares, as the case may be, would be entitled to dividends that would be distributed to the holders of ordinary shares, on a pro-rata basis assuming conversion of all convertible preferred shares into ordinary shares. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss for the period ended March 31, 2021 presented was not allocated to the Company’s participating securities. This was applied for the three -month period ended March 31, 2021. The participating securities were converted in the Company's shares of common stock in June 2021.

The Company’s basic net loss per share is calculated by dividing net loss attributable to ordinary shareholders by the weighted-average number of shares of ordinary shares outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of ordinary shares are anti-dilutive. The earn-out shares (as such term is defined in the Reorganization Agreement) which were subject to the occurrence of certain conditions, were excluded from the diluted net loss per share calculation for the three -month period ended March 31, 2022, because the earn-out shares conditions were not met at the end of the reporting period.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 13 – NET EARNINGS (LOSS) PER SHARE (continued)

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income (loss)	$20,211	$(3,508)
Less dividends and revaluation attributable to redeemable and redeemable convertible preferred stock	—	5,541
Net income (loss) attributable to common stockholders	$20,211	$(9,049)
Denominator:
Weighted average common shares outstanding —
Basic	342,324,722	54,868,825
Add:
Dilutive impact of options to purchase common stock	22,968,556	—
Dilutive impact of private warrants	698,896	—
Weighted average common shares – diluted	365,992,174	54,868,825
Net income (loss) per share attributable To common stockholders — Basic earnings (loss) per share	$0.06	$(0.16)
Diluted earnings (loss) per share	$0.06	$(0.16)

The Company’s potentially dilutive securities, which include stock options, preferred stock, warrants and deferred consideration related to the 2020 acquisition of Optile have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2021 as their effect was anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

Warrants and earn-out shares have been excluded from the computation of diluted net loss per share for the three months period ended March 31, 2022 as their effect was anti-dilutive or the conditions were not met as of the end of the reporting period.

The Company excluded the following potential common shares*, presented based on weighted average amounts outstanding at each period end, from the computation of diluted net earnings (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2022	2021
Options to purchase common stock	—	31,102,117
Redeemable convertible preferred stock (as converted to common stock)	—	209,529,798
Warrants	—	1,357,758
Total potentially dilutive securities	—	241,989,673

*Note that 25,158,125 Warrants and 30,000,000 earn-out shares have been excluded from the computation of diluted net earnings per share for the three months period ended March 31, 2022 as their effect was anti-dilutive or the conditions were not met as of the end of the reporting period.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

NOTE 14 – RELATED PARTY TRANSACTIONS

As indicated in Note 6, the Company entered into a Warehouse Facility agreement with Lenders where a member of the Board of Directors has an interest. The Company has evaluated the relationship and determined that the Warehouse Facility agreement represents a related party transaction that has been entered into in the ordinary course of business. As such, the Warehouse Facility agreement was reviewed and approved as a related party transaction in accordance with the related party transaction approval process implemented by the Company.

The Company analyzed the terms of Warehouse Facility agreement and concluded that the terms represent a transaction conducted at arm’s length.

PAYONEER GLOBAL INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, unless otherwise noted, “we”, “us”, “our”, “Payoneer”, and the “Company” refer to Payoneer Inc. for the periods prior to the Closing Date and to Payoneer Global Inc. for the period thereafter.

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

Overview

As one of the world’s go-to partner for digital commerce, Payoneer democratizes access to financial services and drives growth for millions of businesses of all sizes around the world. With a single connection to Payoneer’s global payment and commerce-enabling platform, our customers can transact globally as easily as they do locally, empowering participation in the digital economy and driving growth for enterprises, marketplaces and SMBs worldwide.

Payoneer was founded in 2005 with the idea that technology and the internet were transforming commerce and making it possible for anyone, anywhere to build and grow a digital business. From the beginning, we recognized the importance of offering services to both sides of two-sided commerce networks: small businesses who would need help navigating the increasingly complex digital economy, and marketplaces who would need help supporting their increasingly distributed seller-base. Over the past 17 years, we have built a one-of-a-kind platform designed to serve the needs of digital businesses globally.

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

Our customers have trusted the Payoneer platform to process $14.6 billion and $13.3 billion in volume during the three months ended March 31, 2022 and 2021, respectively.

Looking forward, we intend to continue to invest actively to grow our global platform, expand product development, extend our regulatory footprint, further automate our operations, increase new customer growth and make more acquisitions to accelerate our ability to deliver more value to customers around the world.

Key Development and Trends

Impact of Russia Ukraine Conflict

During early 2022, a geopolitical and armed conflict between Ukraine and Russia culminated in several countries, including the U.S., imposing economic sanctions on Russia and certain territories in Ukraine and on certain Russian and Belarussian banks and entities. Payoneer provides services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We

PAYONEER GLOBAL INC.

are continually acting to comply with the imposed sanctions. In addition, we reduced our payment services to Russia and Belarus customers. At this time, it is difficult to assess the impact the conflict in Ukraine, the related economic sanctions and the reduction in services to Russia and Belarus customers may have on our results of operations. For the three months ended March 31, 2022, Russia and Belarus, combined, accounted for less than 3% of our revenue, while together with Ukraine, all three countries accounted for slightly less than 10% of our revenue. There was immaterial impact on revenue from Ukraine, Russia and Belarus during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Continuation or escalation of the conflict may have a material effect on our results of operations.

Impact of the COVID-19 Pandemic

Starting in January 2020, the COVID-19 pandemic impacted our teams, customers, and supply chains. Starting in March 2020, due to broader travel restrictions, global travel and tourism slowed, negatively impacting our travel customer base. Furthermore, the Federal Reserve cut interest rates to zero in mid-March 2020, negatively impacting our interest income revenues associated with underlying customer accounts. In the first three months of 2022, global travel and tourism started to return and some travel restrictions were lifted, positively impacting our travel customer base. In addition, in mid-March 2022, the U.S. Federal Reserve raised the benchmark interest rate by 25 basis points to combat rising inflation concerns, positively impacting our interest income revenues associated with underlying customer accounts. Despite the recent acceleration of travel and interest rate increases, uncertainties remain around the current trajectory of travel growth and other macroeconomic factors.

Despite the global travel slowdown and interest rate cuts, and wavering consumer confidence, the COVID-19 pandemic driven shift in buying patterns from brick and mortar to e-commerce, led to an acceleration of digital commerce that created tailwinds which further strengthened our role in the global economy. Shelter-in-place orders, social distancing measures and travel restrictions following the extraordinary spread of COVID-19 fundamentally shifted commerce and the way buyers and sellers transact, accelerating digitalization and e-commerce trends. As economies have started to reopen, coupled with recent inflation, supply chain disruptions and consumer purchasing behavior changes, e-commerce growth rates have been softening. These trends remain uncertain and may continue to impact our business.

We will continue to evaluate the nature and extent of the potential impact of COVID-19 on our business, consolidated results of operations and liquidity.

PAYONEER GLOBAL INC.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods in our consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related Notes included within this Quarterly Report on Form 10-Q.

	Three months ended
	March 31,		Increase/
	2022	2021	(Decrease)

	(in thousands except percentages)
Revenues	$136,958	$100,606	36%
Transaction costs	25,575	20,155	27%
Other operating expenses	34,759	26,614	31%
Research and development expenses	25,915	16,653	56%
Sales and marketing expenses	34,469	23,139	49%
General and administrative expenses	18,128	10,517	72%
Depreciation and amortization	4,455	4,677	(5)%
Total operating expenses	143,301	101,755	41%
Operating loss	(6,343)	(1,149)	452%
Financial income (expense):
Gain from change in fair value of Warrants	31,196	—	**
Other financial income (expense)	(2,695)	(622)	333%
Financial income (expense), net	28,501	(622)	**
Income (loss) before taxes on income	22,158	(1,771)	**
Taxes on income	1,967	1,731	14%
Share in losses (gain) of associated company	(20)	6	**
Net income (loss)	$20,211	$(3,508)	(676)%

**Not meaningful

Revenues

Revenues were $137.0 million for the three months ended March 31, 2022, an increase of $36.4 million, or 36%, compared to the prior-year period and were driven by increased acquisition of new customers; fast growth in several developing markets as well as an increase in non-volume based services for enterprises and marketplace customers.

Transaction costs

Transaction costs were $25.6 million for the three months ended March 31, 2022, an increase of $5.4 million, or 27%, compared to the prior-year period, due primarily to a decrease of $3.5 million in payment network incentives that are earned by achieving certain volume-related milestones some of which did not reoccur during the current period. Excluding this driver, transaction costs increased by $1.9 million or 10% while volume increased by 10% during the three months ended March 31, 2022 as compared to the prior-year period.

Other operating expenses

Other operating expenses were $34.8 million for the three months ended March 31, 2022, an increase of $8.1 million, or 31%, compared to the prior-year period. The increase was driven by an increase of $5.2 million in employee compensation, benefits and other employee-related expenses, mainly as a result of an increase in employee headcount, and an increase of $2.8 million in third-party contractor and information technology expenses to support our growing volume and business requirements.

Research and development expenses

Research and development expenses were $25.9 million for the three months ended March 31, 2022, an increase of $9.3 million, or 56%, compared to the prior-year period. The increase was driven by an increase of $7.4 million in employee compensation, benefits and other employee-related expenses mainly as a result of an increase in employee headcount in our research and development groups. In addition, we experienced an increase of $1.7 million in third-party contractor expenses and information technology expenses incurred by research and development to support our growing volume and business requirements.

PAYONEER GLOBAL INC.

Sales and marketing expenses

Sales and marketing expenses were $34.5 million for the three months ended March 31, 2022, an increase of $11.3 million, or 49%, compared to the prior-year period. The increase was driven by an increase of $6.3 million in employee compensation, benefits and other employee-related expenses mainly as a result of an increase in the employee headcount in our sales and marketing groups, an increase of $3.1 million in third-party commissions which corresponds to our revenue growth, an increase of $0.6 million in third-party contractor expenses incurred by sales and marketing to support our growing volume and business requirements and higher spending on marketing programs.

General and administrative expenses

General and administrative expenses were $18.1 million for the three months ended March 31, 2022, an increase of $7.6 million, or 72%, compared to the prior-year period. The increase was driven by an increase of $5.6 million in compensation, benefits and other employee-related expenses mainly as a result of an increase in the employee headcount among corporate management and an increase of $1.0 million in insurance expenses mainly as a result of D&O insurance.

Depreciation and amortization expenses

Depreciation and amortization were $4.5 million for the three months ended March 31, 2022, a decrease of $0.2 million, or 5%, compared to the prior-year period primarily driven by a decrease in amortization of internal use software costs.

Financial income and expense, net

Financial income, net was $28.5 million for the three months ended March 31, 2022, an increase of $29.1 million, compared to the prior-year period primarily driven by change in fair value of warrants of $31.2 million for the three months ended March 31, 2022, offset by a revaluation of foreign currency balances.

Income tax

Income tax expense was $2.0 million for the three months ended March 31, 2022, a decrease of $0.2 million, or 14%, compared to the prior-year period primarily driven by the result of taxes associated with our foreign subsidiaries.

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

As of the end of 2020, we had a Loan and Security Agreement, whereby we can request advances under a revolving line of credit. On September 14, 2021, we paid off the term loan and terminated the Loan and Security Agreement.

On October 28, 2021, we entered into a multi-party Receivables Loan and Security Agreement (the “Warehouse Facility”) with affiliates of Viola Ventures for the purpose of external financing of capital advance activity. See Note 14 to our unaudited interim financial statement included elsewhere in this Quarterly Report on Form 10-Q.

The Warehouse Facility bears interest of the greater of 0.25% or LIBOR, plus 9% annual and has a revolving maturity of 36 months from the commencement date with a payback period of an additional 6 months after the revolving maturity date. The initial borrowing commitment is $25 million subject to increases at our request and the lender’s discretion up to $100 million. Additional commitments will carry interest rates ranging from 7% to 7.75%. When the LIBOR rate has either permanently or indefinitely ceased to be provided by the ICE Benchmark Administration or is announced by the Financial Conduct Authority pursuant to public statement or publication of information to be no longer representative, an alternative Benchmark Replacement (as defined in the Receivables Loan and Security Agreement) will be selected.

PAYONEER GLOBAL INC.

The Warehouse Facility is secured by eligible capital advance receivables at an initial rate of 80% of the total value of the underlying capital advance receivable outstanding. We are subject to financial covenants including minimum tangible equity, solvency and unrestricted cash requirements that are assessed based on our consolidated financial statements.

As of March 31, 2022, we had $465.7 million of cash and cash equivalents, which included $14.3 million of borrowings under our Warehouse Facility.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing, and financing activities for the following comparative periods.

	Three months ended March 31,
	2022	2021

	(in thousands)
Net cash provided by (used in) operating activities	$2,372	$(16,468)
Net cash provided by (used in) investing activities	27,953	(8,034)
Net cash provided by financing activities	233,611	2,430
Effect of exchange rate changes on cash and cash equivalents	(78)	(899)
Change in cash, cash equivalents, restricted cash and customer funds	$263,858	$(22,971)

Operating Activities

Net cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items and changes in other assets and liabilities.

The Company’s net income for the three months ended March 31, 2022 was $20.2 million including non-cash charges primarily consisting of a $31.2 million gain for change in fair value of Warrants, $13.1 million in share-based compensation expense and $4.5 in depreciation and amortization expenses.

Net cash provided by operating activities was $2.4 million for the three months ended March 31, 2022, an increase of $18.8 million, compared to cash used in operating activities of $16.5 million for the three months ended March 31, 2021. This increase was driven primarily by a net inflow related to CA of $8.7 million in 2022 compared to a net outflow of $5.9 million in 2021 as well as fluctuations in current asset and liability balances particularly within other current assets, accounts receivable and other payables due to the timing of payments as well as other immaterial uses of cash.

Investing Activities

Net cash provided by investing activities was $28.0 million for the three months ended March 31, 2022, an increase of $36.0 million compared to net cash used in investing activities of $8.0 million for the three months ended March 31, 2021. This increase was predominantly related to a $34.4 million increase in customer funds in transit during the period and was partially offset by uses of cash related to purchases of property, plant and equipment as well as capitalization of internal use software.

Financing Activities

Net cash provided by financing activities was $233.6 million for the three months ended March 31, 2022, an increase of $231.1 million compared to $2.5 million for the three months ended March 31, 2021. This predominantly relates a larger increase in outstanding operating balances during the current period as compared to prior-year period.

PAYONEER GLOBAL INC.

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

	Three months ended March 31,
	2022	2021

	(in millions)
Volume	$14,620	$13,341

Volume grew 10% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 driven by a combination of customer acquisition, new marketplace partnerships, and overall growth in digital commerce.

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

PAYONEER GLOBAL INC.

Adjusted EBITDA

	Three months ended March 31,
	2022	2021

	(in thousands)
Net income (loss)	$20,211	$(3,508)
Depreciation & amortization	4,455	4,677
Taxes on income	1,967	1,731
Other financial expenses (income), net	2,695	622
EBITDA	29,328	3,522
Stock based compensation expenses(1)	12,908	4,297
Share in losses (gain) of associated company	(20)	6
M&A related income(2)	(619)	—
Gain from change in fair value of Warrants(3)	(31,196)	—
Adjusted EBITDA	$10,401	$7,825

(1) Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.

(2) Represents non-recurring fair value adjustment of a liability related to our 2020 acquisition of optile.

(3) Changes in the estimated fair value of the warrants are recognized as gain or loss on the statements of operations. The impact is removed from EBITDA as it represents market conditions that are not in control of the Company.

Critical Accounting Policies and Estimates

For more information, see “Payoneer Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K filed with the SEC on March 3, 2022.

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

Interest Rate Sensitivity

Our cash and cash equivalents as well as customer funds as of March 31, 2022, were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents as well as customer funds would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity, if necessary, to reduce our risk.

Any future borrowings incurred under our Warehouse Facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 1% increase or decrease in interest rates would not have a material effect on our financial results based on the amount outstanding as of period-end.

Foreign Currency Risk

Most of our revenue is earned in U.S. dollars, and therefore most of our revenue is not currently subject to significant foreign currency risk. Our foreign currency exposure includes currencies of the countries in which our operations are located as well as currencies in which the platform services ours customers and may be subject to fluctuations due to changes in foreign currency exchange

PAYONEER GLOBAL INC.

rates, particularly changes in the Euro, British Pound, Australian Dollar, Vietnamese Dong, Chinese Yuan, South Korean Won, New Israeli Shekel, United Arab Emirates Dirham, Bangladeshi Taka, Philippine Peso and Hong Kong Dollar.

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

JOBS Act

We are an emerging growth company under the JOBS Act. The JOBS Act provides that an emerging growth company can delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company expects to become a large accelerated filer on the last day of its fiscal year 2022 and subsequently to no longer qualify as an EGC.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PAYONEER GLOBAL INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are a party to various litigation matters incidental to the conduct of our business. Refer to Note 8 (Commitment and Contingencies) to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

For more information on risks related to litigation, see the section titled “Risk Factors — General Risks Related to Payoneer — From time to time we are subject to various legal proceedings which could adversely affect our business, financial condition or results of operations” in our Annual Report on Form 10-K, filed with the SEC on March 3, 2022.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on March 3, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

PAYONEER GLOBAL INC.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
10.1	Employment Agreement with Robert Clarkson (included as Exhibit 10.6 to the Post-Effective Amendment No.1 to Form S-1 Registration Statement filed with the SEC on April 28, 2022)
10.2	Employment Agreement with Arnon Kraft (included as Exhibit 10.7 to the Post-Effective Amendment No.1 to Form S-1 Registration Statement filed with the SEC on April 28, 2022)
10.3	Non-Employee Directors Compensation Plan (included as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2022).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.
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

Date: May 12th, 2022