Form 10-Q
period 2022-06-30
Payoneer Global Inc.
filed 2022-08-11
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

As of June 30, 2022, the registrant had 346,439,294 shares of common stock outstanding.

Payoneer Global Inc.

Form 10-Q

For the Quarter Ended June 30, 2022

Page

PART I. FINANCIAL INFORMATION	4

Item 1. Financial Statements (Unaudited)	4
Condensed consolidated balance sheets (Unaudited)	5
Condensed consolidated statements of income (loss) (Unaudited)	6
Condensed consolidated statements of comprehensive income (loss) (Unaudited)	7
Condensed consolidated statements of changes in redeemable preferred stock, redeemable convertible preferred stock and shareholders’ equity (deficit) (Unaudited)	8
Condensed consolidated statements of cash flows (Unaudited)	10
Notes to the condensed consolidated financial statements (Unaudited)	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	34

PART II - OTHER INFORMATION	35

Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults upon Senior Securities	35
Item 4. Mine Safety Disclosures	35
Item 5. Other Information	35
Item 6. Exhibits	36
Signatures	37

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

The forward-looking statements are based on the current expectations of Payoneer’s management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” discussed and identified in public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by Payoneer, and the following:

●	our financial performance following the reorganization consummated on June 25, 2021 with FTAC Olympus Acquisition Corp. (the “Reorganization”);
●	the impact of the COVID-19 pandemic on our business and the actions we may take in response thereto;
●	geopolitical and other economic and political conditions or events (such as the continuing armed conflict between Russia and Ukraine);
●	the effect of legal, tax and regulatory changes; and
●	the outcome of any known and unknown litigation and regulatory proceedings.

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

PART I. FINANCIAL INFORMATION

PAYONEER GLOBAL INC.

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2022

Page
Condensed consolidated financial statements (unaudited) in U.S. dollars:
Condensed consolidated balance sheets (Unaudited)	5
Condensed consolidated statements of income (loss) (Unaudited)	6
Condensed consolidated statements of comprehensive income (loss) (Unaudited)	7
Condensed consolidated statements of changes in redeemable preferred stock, redeemable convertible preferred stock and shareholders’ equity (Unaudited)	8
Condensed consolidated statements of cash flows (Unaudited)	10
Notes to condensed consolidated financial statements (Unaudited)	12

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	June 30,	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$492,002	$465,926
Restricted cash	3,102	3,000
Customer funds	5,140,642	4,401,254
Accounts receivable, net	14,334	13,844
CA receivables, net	38,602	53,675
Other current assets	31,206	25,024
Total current assets	5,719,888	4,962,723
Non-current assets:
Property, equipment and software, net	13,414	12,140
Goodwill	19,480	21,127
Intangible assets, net	39,806	37,529
Restricted cash	5,349	5,113
Deferred taxes	3,834	4,900
Investment in associated company	6,635	7,013
Severance pay fund	1,242	1,723
Operating lease right of use assets	19,075	12,943
Other assets	13,564	13,541
Total assets	$5,842,287	$5,078,752
Liabilities and shareholders’ equity:
Current liabilities:
Trade payables	$26,738	$17,200
Outstanding operating balances	5,140,642	4,401,254
Other payables	73,479	79,374
Total current liabilities	5,240,859	4,497,828
Non-current liabilities:
Long-term debt from related party (refer to Notes 6 and 14 for further information)	14,769	13,665
Warrant liability	15,850	59,877
Other long-term liabilities	27,879	20,309
Total liabilities	5,299,357	4,591,679

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at June 30, 2022 and December 31, 2021.	—	—
Common stock, $0.01 par value, 3,800,000,000 and 3,800,000,000 shares authorized; 346,439,294 and 340,384,157 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	3,464	3,404
Additional paid-in capital	611,997	575,470
Accumulated other comprehensive income (loss)	(605)	2,253
Accumulated deficit	(71,926)	(94,054)
Total shareholders’ equity	542,930	487,073
Total liabilities and shareholders’ equity	$5,842,287	$5,078,752

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$148,190	$110,927	$285,148	$211,533

Transaction costs ($338 and $658 interest expense and fees associated with related party transaction during the three and six months ended June 30, 2022, respectively; refer to Notes 6 and 14 for further information)	26,212	28,521	51,787	48,676
Other operating expenses	35,392	32,010	70,151	58,624
Research and development expenses	26,607	18,541	52,522	35,194
Sales and marketing expenses	36,820	27,702	71,289	50,841
General and administrative expenses	20,192	18,163	38,320	28,680
Depreciation and amortization	5,171	4,351	9,626	9,028
Total operating expenses	150,394	129,288	293,695	231,043

Operating loss	(2,204)	(18,361)	(8,547)	(19,510)

Financial income (expense):
Gain from change in fair value of Warrants	12,831	12,076	44,027	12,076
Other financial expense, net	(4,824)	(2,937)	(7,519)	(3,559)
Financial income (expense), net	8,007	9,139	36,508	8,517

Income (loss) before taxes on income and share of gain (loss) of associated company	5,803	(9,222)	27,961	(10,993)

Taxes on income	1,374	3,197	3,341	4,928

Share in gain (loss) of associated company	(7)	5	13	(1)

Net income (loss)	$4,422	$(12,414)	$24,633	$(15,922)

Per share data
Net income (loss) per share attributable to common stockholders — Basic earnings (loss) per share	$0.01	$(0.63)	$0.07	$(0.84)
— Diluted earnings (loss) per share	$0.01	$(0.63)	$0.07	$(0.84)

Weighted average common shares outstanding — Basic and diluted	345,522,076	66,744,348	345,831,177	58,702,320
Weighted average common shares outstanding — Diluted	366,013,696	66,744,348	369,047,627	58,702,320

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$4,422	$(12,414)	$24,633	$(15,922)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,248)	451	(2,858)	(738)
Comprehensive income (loss)	$1,174	$(11,963)	$21,775	$(16,660)

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

								Accumulated
	Redeemable convertible		Redeemable				Additional	other
	preferred stock		preferred stock		Common Stock		paid-in	comprehensive	Accumulated
	Shares	Amount	Share	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at April 1, 2021	209,529,798	$154,800	3,500	$10,735	49,697,982	$497	$84,532	$2,985	$(63,575)	$24,439
Reverse Recapitalization transaction	(209,529,798)	(154,800)	—	—	249,792,546	2,498	189,056	—	—	191,554
PIPE Financing	—	—	—	—	30,000,000	300	279,885	—	—	280,185
Redemption of Redeemable Preferred Stock	—	—	(3,500)	(10,735)	—	—	(29,069)	—	—	(29,069)
Exercise of options	—	—	—	—	8,861,449	89	15,788	—	—	15,877
Stock-based compensation	—	—	—	—	—	—	10,760	—	—	10,760
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	451	—	451
Net loss	—	—	—	—	—	—	—	—	(12,414)	(12,414)
Balance at June 30, 2021	—	$—	—	$—	338,351,977	$3,384	$550,952	$3,436	$(75,989)	$481,783

Balance at April 1, 2022	—	$—	—	$—	342,596,367	$3,426	$592,243	$2,643	$(76,348)	$521,964
Exercise of options	—	—	—	—	3,842,927	38	7,593	—	—	7,631
Stock-based compensation	—	—	—	—	—	—	12,161	—	—	12,161
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(3,248)	—	(3,248)
Net income	—	—	—	—	—	—	—	—	4,422	4,422
Balance at June 30, 2022	—	$—	—	$—	346,439,294	$3,464	$611,997	$(605)	$(71,926)	$542,930

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

	Redeemable convertible		Redeemable					Accumulated
	preferred stock		preferred stock		Common Stock		Additional	other
							paid-in	comprehensive	Accumulated
	Shares	Amount	Share	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2021	209,529,798	$154,800	3,500	$10,735	48,608,176	$486	$79,706	$4,174	$(60,067)	$24,299
Reverse Recapitalization transaction	(209,529,798)	(154,800)	—	—	249,792,546	2,498	189,056	—	—	191,554
PIPE Financing	—	—	—	—	30,000,000	300	279,885	—	—	280,185
Redemption of Redeemable Preferred Stock	—	—	(3,500)	(10,735)	—	—	(29,069)	—	—	(29,069)
Exercise of options	—	—	—	—	9,951,255	100	16,246	—	—	16,346
Stock-based compensation	—	—	—	—	—	—	15,128	—	—	15,128
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(738)	—	(738)
Net loss	—	—	—	—	—	—	—	—	(15,922)	(15,922)
Balance at June 30, 2021	—	$—	—	$—	338,351,977	$3,384	$550,952	$3,436	$(75,989)	$481,783

Balance at January 1, 2022	—	$—	—	$—	340,384,157	$3,404	$575,470	$2,253	$(94,054)	$487,073
Adoption of new accounting standard (Note 2d)	—	—	—	—	—	—	—	—	(2,505)	(2,505)
Exercise of options	—	—	—	—	6,055,137	60	11,252	—	—	11,312
Stock-based compensation	—	—	—	—	—	—	25,275	—	—	25,275
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,858)	—	(2,858)
Net loss	—	—	—	—	—	—	—	—	24,633	24,633
Balance at June 30, 2022	—	$—	—	$—	346,439,294	$3,464	$611,997	$(605)	$(71,926)	$542,930

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Six months ended
	June 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$24,633	$(15,922)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,626	9,028
Deferred taxes	1,066	344
Stock-based compensation expenses	25,275	15,128
Share in loss (gain) of associated company	(13)	1
Gain from change in fair value of Warrants	(44,027)	(12,076)
Transaction costs allocated to Warrants	—	5,087
Foreign currency re-measurement loss	2,491	861
Changes in operating assets and liabilities:
Other current assets	(6,650)	(8,311)
Trade payables	9,538	(468)
Deferred revenue	24	1,862
Accounts receivables	(490)	5,560
CA extended to customers	(109,422)	(189,927)
CA collected from customers	121,990	206,796
Other payables	(6,318)	1,407
Other long-term liabilities	(3,695)	(3,582)
Operating lease right-of-use assets	5,134	4,676
Other assets	(288)	(3,768)
Net cash provided by operating activities	28,874	16,696

Cash Flows from Investing Activities
Purchase of property, equipment and software	(5,093)	(2,044)
Capitalization of internal use software	(7,772)	(6,646)
Severance pay fund (contributions) distributions, net	481	(423)
Customer funds in transit, net	(22,139)	9,396
Net cash provided by (used in) investing activities	(34,523)	283

Cash Flows from Financing Activities
Exercise of options	11,312	16,346
Outstanding operating balances, net	739,388	287,486
Proceeds from Reverse Recapitalization, net	—	108,643
Proceeds from PIPE financing, net	—	280,185
Proceeds from related party facility, net	1,103	-
Repayment of long-term debt	—	(40,025)
Net cash provided by financing activities	751,803	652,635

Effect of exchange rate changes on cash and cash equivalents	(2,491)	(871)

Net change in cash, cash equivalents, restricted cash and customer funds	743,663	668,743
Cash, cash equivalents, restricted cash and customer funds at beginning of the period	4,838,433	3,413,289
Cash, cash equivalents, restricted cash and customer funds at end of the period	$5,582,096	$4,082,032

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

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) – (CONTINUED)

U.S. DOLLARS IN THOUSANDS

The below table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	As of June 30,
	2022	2021
Cash and cash equivalents	$492,002	$498,706
Restricted cash	8,451	7,733
Customer funds(1)	5,081,643	3,575,593
Total cash, cash equivalents, restricted cash and customer funds shown in the consolidated statements of cash flows	$5,582,096	$4,082,032

(1)Excludes $58,999 and $58,618 of customer funds in transit as of June 30, 2022 and 2021, respectively.

Supplemental schedule about Reverse Recapitalization

Cash held by FTOC and cash related to FTOC trust, net of redemptions	$574,961
Less cash consideration paid to Legacy Payoneer Shareholders	398,201
Less cash paid associated with transaction costs allocated to Reverse Recapitalization	68,117
Reverse Recapitalization financing	108,643
Cash related to PIPE	300,000
Less cash paid associated with transaction costs allocated to PIPE	19,815
PIPE financing	280,185
Net contributions from Reverse Recapitalization and PIPE financing	$388,828

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

NOTE 1 – GENERAL OVERVIEW

Unless otherwise noted herein, “we”, “us”, “our”, “Payoneer”, and the “Company” refer to Payoneer Inc. for the period prior to the Closing Date (as defined below) and to Payoneer Global Inc. for the period thereafter.

On June 25, 2021 (the “Closing Date”), FTAC Olympus Acquisition Corporation (“FTOC”), consummated the previously announced merger pursuant to the Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated February 3, 2021, as amended, by and among FTOC, Payoneer Inc. (“Legacy Payoneer”), New Starship Parent Inc., a Delaware corporation (“New Starship”), Starship Merger Sub I Inc., a Delaware corporation and a direct, wholly owned subsidiary of New Starship (“First Merger Sub”), Starship Merger Sub II Inc., a Delaware corporation and a direct, wholly owned subsidiary of New Starship (“Second Merger Sub”). Pursuant to the terms of the Reorganization Agreement, a transaction between FTOC and Legacy Payoneer was effected through the merger of First Merger Sub with and into FTOC and through a merger of Second Merger Sub with and into Legacy Payoneer (the “Reverse Recapitalization”). On the Closing Date, and in connection with the closing of the Reverse Recapitalization, New Starship became the combined company and changed its name to Payoneer Global Inc. (the “Company”). Legacy Payoneer was deemed the accounting acquirer in the Reverse Recapitalization based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805. This determination was primarily based on Legacy Payoneer’s stockholders prior to the Reverse Recapitalization having a majority of the voting interests in the combined company, Legacy Payoneer’s operations comprising the ongoing operations of the combined company, Legacy Payoneer’s board of directors comprising a majority of the board of directors of the combined company, Legacy Payoneer’s senior management comprising the senior management of the combined company and the assets and revenue of Legacy Payoneer were greater than those of FTOC. As FTOC does not meet the definition of a “business” for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy Payoneer issuing stock for the net assets of FTOC, accompanied by a recapitalization. The net assets of FTOC are stated at historical cost, with no goodwill or other intangible assets recorded.

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

In accordance with guidance applicable to these circumstances, the equity structure has been retroactively adjusted in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock, $0.01 par value per share issued to Legacy Payoneer’s stockholders in connection with the Reverse Recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Payoneer redeemable convertible preferred stock and common stock prior to the Reverse Recapitalization have been retroactively restated as shares reflecting the exchange ratio established pursuant to the Reorganization Agreement. In conjunction with the Reverse Recapitalization, the Company’s Common Stock underwent a 1-for-1.88 conversion. Note that the condensed consolidated financial statements give retroactive effect as though the conversion of the Company’s Common Stock occurred for all periods presented, without any change in the par value per share.

Beginning in January 2020, the COVID-19 pandemic impacted our teams, customers, and supply chains. Starting in March 2020, due to broader travel restrictions, global travel and tourism slowed, negatively impacting our travel customer base. Furthermore, the Federal Reserve cut interest rates to zero in mid-March 2020, negatively impacting our interest income revenues associated with underlying customer accounts. In the first half of 2022, global travel and tourism started to return and some travel restrictions were lifted, positively impacting our travel customer base. In addition, in the first half of 2022, the U.S. Federal Reserve raised the benchmark interest rate by 100 basis points to combat rising inflation concerns, positively impacting our interest income revenues associated with underlying customer accounts. Despite the recent acceleration of travel and interest rate increases, uncertainties remain around the current trajectory of travel growth and other macroeconomic factors.

PAYONEER GLOBAL INC.

NOTE 1 – GENERAL OVERVIEW (continued)

During early 2022, a geopolitical and armed conflict between Ukraine and Russia culminated in several countries, including the US, imposing economic sanctions on Russia, Belarus, and certain territories in Ukraine, including on certain Russian and Belarussian banks and entities. Payoneer provides services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We are continually acting to comply with the imposed sanctions. In addition, we reduced our payment services to Russia and Belarus customers. At this time, it is difficult to assess the impact the conflict in Ukraine, the related economic sanctions and the reduction in services to Russia and Belarus customers may have on our results of operations. For the three and six months ended June 30, 2022, Russia and Belarus, combined, accounted for less than 3% of our revenue for each such period, while together with Ukraine, all three countries accounted for slightly less than 10% of our revenue for each such period. There was immaterial impact on revenue from Ukraine, Russia and Belarus during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. Continuation or escalation of the conflict may have a material effect on our results of operations.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a.    Principles of consolidation and basis of presentation:

The accompanying condensed consolidated financial statements include the accounts of Payoneer Global Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Investments in an entity where we have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investee’s results of operations is shown within Share in losses of associated company on our condensed consolidated statements of income and our investment balance as an investment in associated company on our condensed consolidated balance sheets.

The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments and except for the Reverse Recapitalization), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2021 but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto of Payoneer Global Inc. and Legacy Payoneer and its subsidiaries.

b.    Accounting principles:

The condensed consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (hereafter - U.S. GAAP).

c.    Use of estimates in the preparation of financial statements:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, share-based compensation, revenue recognition, valuation allowance on deferred taxes, contingencies, transaction loss provision and allowance for CA losses.

PAYONEER GLOBAL INC.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

d.    Capital Advance (CA) receivable, net:

The Company enters into transactions with pre-qualified sellers in which the Company purchases a designated amount of future receivables for an upfront cash purchase price.

During the six months ended June 30, 2022 and 2021, the Company has purchased and collected the following principal amounts associated with CAs:

	June 30,
	2022	2021
Beginning CA receivables, gross	$56,101	$67,682
CA extended to customers	109,713	193,567
Change in revenue receivables	44	117
CA collected from customers	(122,034)	(206,014)
Charge-offs, net of recoveries	(1,349)	(354)
Ending CA receivables, gross	$42,475	$54,998
Allowance for CA losses	(3,873)	(5,772)
CA receivables, net	$38,602	$49,226

The outstanding gross balance at June 30, 2022 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
$42,475	39,158	1,065	721	236	1,295

The outstanding gross balance at December 31, 2021 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
$56,101	53,150	964	704	163	1,120

The following are current and overdue balances from above that are segregated into the timing of expected collections at June 30, 2022:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$42,475	3,318	8,178	6,753	18,365	5,861

The following are current and overdue balances from above that are segregated into the timing of expected collections at December 31, 2021:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$56,101	2,951	9,511	12,457	23,008	8,174

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

As of June 30, 2022, the Company applied a range of loss rates to the CA portfolio of 0.7% to 1.6% for the allowance for CA losses. As of June 30, 2021, the Company applied a range of loss rates to the CA portfolio of 2.8% to 4.1%.

Below is a rollforward for the allowance for CA losses (“ALCAL”) for the six months ended June 30, 2022 and 2021:

	June 30,
	2022	2021
Beginning balance	$2,426	$1,587
Adjustment for adoption of new accounting standard	2,505	—
Provisions	1,293	8,035
Recoveries	(1,002)	(3,441)
Charge-offs	(1,349)	(409)
Ending balance	$3,873	$5,772

e.    Revenue:

Entity-wide disclosure

We determine operating segments based on how our Chief Operating Decision Maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. The CODM are the Company’s Co- Chief Executive Officers, who review our operating results on a consolidated basis. We operate in one segment and have one reportable segment. Based on the information provided to and reviewed by our CODM, we believe that the nature, amount, timing, and uncertainty of our revenue and cash flows and how they are affected by economic factors are most appropriately depicted through our primary geographical markets.

PAYONEER GLOBAL INC.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

e.    Revenue (continued):

The following table presents our revenue disaggregated by primary geographical market where revenues are attributable to the country in which the billing address of the customer is located.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Primary geographical markets
Greater China(1)	$46,785	$37,640	$89,826	$77,027
United States	18,528	13,409	38,310	21,368
All other countries(2)	82,877	59,878	157,012	113,138
Total revenues	$148,190	$110,927	$285,148	$211,533
(1)	Greater China is inclusive of Mainland China, Hong Kong and Taiwan
(2)	No single country included in the other countries’ category generated more than 10% of total revenue

The company did not have any customers during the three and six months ended June 30, 2022 and 2021 that individually contributed greater than 10% of revenue, respectively.

Disaggregation of revenue

The following table presents revenue recognized from contracts with customers as well as revenue from other sources, consisting of interest income:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue recognized at a point in time	$135,063	$102,425	$261,006	$199,768
Revenue recognized over time	9,634	7,856	19,790	10,590
Revenue from contracts with customers	144,697	110,281	280,796	210,358
Revenue from other sources	3,493	646	4,352	1,175
Total revenues	$148,190	$110,927	$285,148	$211,533

Customer acquisition costs

The Company recognizes an asset for incremental costs to obtain a contract such as sales commissions and other customer incentives. The asset is amortized on a systematic basis over the expected customer relationship period, which is estimated to be 1.8 years and is consistent with the pattern of recognition of the associated revenue.

The Company periodically reviews these deferred customer acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented. The following table represents a rollforward of deferred customer acquisition costs for the six months ended:

	June 30,
	2022	2021

Opening balance	$11,366	$8,976
Additions to deferred customer acquisition costs	6,378	2,628
Amortization of deferred customer acquisition costs	(5,933)	(2,089)
Ending balance	$11,811	$9,515

PAYONEER GLOBAL INC.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

f.    Recently issued accounting pronouncements:

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company no longer meets the definition of EGC. The adoption dates referenced below reflect this election, except for permitted early adoption upon the Company’s election. The Company will become a large accelerated filer on the last day of its fiscal year 2022 and, therefore, the company will no longer qualify as an EGC. The anticipated adoption dates of standards issued, but not yet adopted reflect this upcoming change in status.

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

FASB Standards issued, but not adopted as of June 30, 2022

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

NOTE 3 - OTHER CURRENT ASSETS

Composition of other current assets, grouped by major classifications, is as follows:

	June 30,	December 31,
	2022	2021
Prepaid expenses	$13,048	$9,598
Prepaid income taxes	7,390	2,789
Income receivable	7,544	9,825
Other	3,224	2,812
Total other current assets	$31,206	$25,024

PAYONEER GLOBAL INC.

NOTE 4 – PROPERTY, EQUIPMENT AND SOFTWARE, NET

Composition of property, equipment and software, grouped by major classifications, is as follows:

	June 30,	December 31,
	2022	2021
Computers, software and peripheral equipment	$36,956	$32,379
Leasehold improvements	9,258	8,920
Furniture and office equipment	4,252	4,074
Property, equipment and software	50,466	45,373
Accumulated depreciation	(37,052)	(33,233)
Property, equipment and software, net	$13,414	$12,140

Depreciation expense for the three months ended June 30, 2022 and 2021 were $2,155 and $1,682, respectively, and $4,071 and $3,441 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents goodwill balances and adjustments to those balances during the six months ended June 30, 2022:

	December 31,	Goodwill	Translation	June 30,
	2021	Acquired	Adjustments	2022

Total goodwill	$21,127	—	(1,647)	$19,480

Intangible assets, net

Composition of intangible assets, grouped by major classifications, is as follows:

	June 30,	December 31,
	2022	2021
Internal use software	$63,298	$55,164
Developed technology	14,069	15,259
Intangible assets	77,367	70,423
Accumulated amortization	(37,561)	(32,894)
Intangible assets, net	$39,806	$37,529

Amortization expense for the three months ended June 30, 2022 and 2021 were $3,016 and $2,669 respectively, and $5,555 and $5,473 for the six months ended June 30, 2022 and 2021, respectively. No impairment was recognized during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021 the Company recognized impairment of internal use of software in the amount of $114, due to the abandonment of specific projects.

PAYONEER GLOBAL INC.

NOTE 6 – DEBT

On October 28, 2021, Payoneer Early Payments Inc. (“PEPI”), a wholly-owned second tier subsidiary of the Company and its subsidiary (the “Borrower”) entered into a Receivables and Loan Security Agreement (the “Warehouse Facility”) with Viola Credit VI, L.P., Viola Credit Alternative Lending FNX SPV, L.P. (the “Lenders”) and Viola Credit Alternative Lending Management 2018 L.P. (collectively, the “Parties”) for the purpose of external financing of Capital Advance activity. The Company notes that the Lenders are related parties through the Company’s Board of Directors’ chairman’s ownership interest in the Lenders. Refer to Note 14 for further information regarding related party considerations.

In accordance with the Warehouse Facility agreement, the Lenders will make available to the Company an initial committed amount of $25,000, which may be increased at the request of the Company, and with the consent of the Lenders, in $25,000 increments up to $100,000. The associated borrowings will be secured by the assets of the Borrower, which consist primarily of merchant cash advances as well as a pledge of the equity of the Borrower. The recourse under the Warehouse Facility agreement is limited to Borrower's assets, and no other Payoneer entity guarantees repayment by the Borrower.

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

On June 8, 2022, the Warehouse Facility agreement was amended to create a condition that the total interest rate, calculated as the sum per above, shall not exceed 10.5% per annum for all outstanding balances.

The revolving period of the facility is 36 months from the closing date and the maturity date is 42 months from the date the Warehouse Facility agreement was entered into.

The Company recorded expenses included in transaction cost in the total amount of $338 and $658 for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, the outstanding associated balance was $14,769 with $104 of accrued expenses. As of December 31, 2021, the outstanding associated balance was $13,665 with $128 of accrued expenses.

The Warehouse Facility agreement includes certain affirmative and negative covenants that must be maintained by the Company and includes certain financial measures such as minimum tangible equity and minimum unrestricted cash at the Company level. As of June 30, 2022 and December 31, 2021, the Company was in compliance with all applicable covenants.

As of June 30, 2022 and December 31, 2021, the fair value of the debt approximates the book value due to the short time span between initiation and balance sheet date with the outstanding balance classified as Level 3 in the fair value leveling hierarchy as the inputs into the valuation are not observable.

NOTE 7 - OTHER PAYABLES

Composition of other payables, grouped by major classifications, is as follows:

	June 30,	December 31,
	2022	2021
Employee related compensation	$42,938	$47,007
Commissions payable	11,755	10,712
Lease liability	8,567	9,290
Accrued expenses	8,129	10,661
Other	2,090	1,704
Total other payables	$73,479	$79,374

PAYONEER GLOBAL INC.

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

PAYONEER GLOBAL INC.

NOTE 9 – WARRANTS

The Company has warrants that are exercisable for shares of the Company’s common stock. Warrants may only be exercised for a whole number of shares at an exercise price of $11.50. These warrants expire on June 25, 2026. At June 30, 2022, there were 25,158,086 warrants outstanding with a corresponding liability valued at $15,850. The warrants are considered to be a Level 1 fair value measurement due to the observability of the inputs. Note that 723,333 Placement Warrants were forfeited at the close of the Reverse Recapitalization transaction.

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

Warrant
Liability
Fair value as of December 31, 2021	$59,877
Change in fair value	(44,027)
Fair value as of June 30, 2022	$15,850

Initial measurement as of June 25, 2021	$71,701
Change in fair value	(12,076)
Fair value as of June 30, 2021	$59,625

PAYONEER GLOBAL INC.

NOTE 10 – STOCK-BASED COMPENSATION

Stock Options and RSUs

The following table summarizes the options to purchase shares of common stock activity under our equity incentive plans for the six months ended June 30, 2022:

Options
Outstanding at December 31, 2021	44,940,169
Granted	—
Exercised	(5,543,336)
Expired	—
Forfeited	(1,559,308)
Outstanding at June 30, 2022	37,837,525
Exercisable at June 30, 2022	28,931,045

The weighted average exercise price of the options outstanding as of June 30, 2022 was $4.36 per share.

The following table summarizes the RSUs activity under our equity incentive plans as of June 30, 2022:

Units
Outstanding December 31, 2021	9,725,027
Awarded	13,229,187
Vested	(500,874)
Forfeited	(1,357,293)
Outstanding June 30, 2022	21,096,047

In the six months ended June 30, 2022, the Company granted options and RSUs that vest over a three and a half to four-year period from the grant date.

Employee Stock Purchase Plan

The Company initiated, on May 16, 2022, the first offering period under the Company’s Employee Stock Purchase Plan (the “ESPP”), the purpose of which is to provide employees of the Company and its designated subsidiaries with an opportunity to purchase Company Common Stock at a discount through payroll deductions and to help eligible employees provide for their future security and to encourage them to remain in the employment of the Company.

Each eligible employee enrolling for any offering period under the ESPP is required to designate a whole percentage of their monthly payroll to be withheld by the Company or the designated subsidiary employing such eligible employee on each payday during the applicable offering period. The designated deduction percentage may not be less than 1% and may not be more than 15% of the employee’s salary, unless otherwise determined by the Company for any specific offering period. Any offering period is comprised of one or more 6 months’ purchase periods, at the last day of each (a “Purchase Date”), the Company will use the total amount deducted from each participant to issue such participant with such number of Company shares based on a purchase price which shall not be less than 85% of the closing sales price for a Company share on the first trading day of the applicable offering period or on the relevant Purchase Date, whichever is lower. The fair value attributable to the plan was $1,646 as of June 30, 2022 and was measured using the Monte Carlo model. The expense associated with the ESPP recognized during the three and six months ended June 30, 2022 was $411.

PAYONEER GLOBAL INC.

NOTE 10 – STOCK-BASED COMPENSATION (continued)

The impact on our results of operations of recording stock-based compensation expense under the Company’s equity incentive plans, including the ESPP, were as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Other operating expenses	$2,606	$2,427	$5,663	$3,626
Research and development expenses	2,387	1,153	4,600	2,052
Sales and marketing expenses	3,642	3,539	7,407	4,579
General and administrative expenses	3,255	3,552	7,128	4,711
Total stock-based compensation	$11,890	$10,671	$24,798	$14,968

NOTE 11 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Bank and processor fees	$20,778	$18,748	$40,524	$36,302
Network fees	3,518	3,061	6,934	2,343
Chargebacks and operational losses	781	587	1,282	1,751
Card costs	441	406	872	800
Capital advance costs	164	5,194	1,106	5,781
Other	530	525	1,069	1,699
Total transaction costs	$26,212	$28,521	$51,787	$48,676

NOTE 12 - INCOME TAXES

The Company had an effective tax rate of 12% for the six months ended June 30, 2022 compared to effective tax rate of 45% for the six months ended June 30, 2021. The difference between the Company’s effective tax rate and the U.S. federal statutory rate was due to the result of foreign income taxed at different rates and the provision for a full valuation allowance in respect of tax benefits from carry forward tax losses due to the uncertainty of the realization of such tax benefits.

NOTE 13 – NET EARNINGS (LOSS) PER SHARE

The Company computes net loss per share using the two-class method required for participating securities. The two-class method requires income available to ordinary shareholders for the period to be allocated between shares of Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers any issued and outstanding convertible preferred shares to be participating securities as the holders of the convertible preferred shares, as the case may be, would be entitled to dividends that would be distributed to the holders of ordinary shares, on a pro-rata basis assuming conversion of all convertible preferred shares into ordinary shares. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss for the period ended June 30, 2021 presented was not allocated to the Company’s participating securities. This was applied for the three and six month period ended June 30, 2021. The participating securities were converted in the Company's shares of common stock in June 2021.

The Company’s basic net loss per share is calculated by dividing net loss attributable to ordinary shareholders by the weighted-average number of shares of ordinary shares outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of ordinary shares are anti-dilutive. The earn-out shares (as such term is defined in the Reorganization Agreement) which were subject to the occurrence of certain conditions, were excluded from the diluted net loss per share calculation for the three and six month period ended June 30, 2022, because the earn-out shares conditions were not met at the end of the reporting period.

PAYONEER GLOBAL INC.

NOTE 13 – NET EARNINGS (LOSS) PER SHARE (continued)

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$4,422	$(12,414)	$24,633	$(15,922)
Less dividends and revaluation attributable to redeemable and redeemable convertible preferred stock	—	29,611	—	33,632
Net income (loss) attributable to common stockholders	$4,422	$(42,025)	$24,633	$(49,554)
Denominator:
Weighted average common shares outstanding —
Basic	345,522,076	66,744,348	345,831,177	58,702,320
Add:
Dilutive impact of options to purchase common stock	19,844,013	—	22,541,797	—
Dilutive impact of private warrants	647,607	—	674,653	—
Weighted average common shares – diluted	366,013,696	66,744,348	369,047,627	58,702,320
Net income (loss) per share attributable To common stockholders — Basic earnings (loss) per share	$0.01	$(0.63)	$0.07	$(0.84)
Diluted earnings (loss) per share	$0.01	$(0.63)	$0.07	$(0.84)

Warrants and earn-out shares have been excluded from the computation of diluted net loss per share for the three and six months period ended June 30, 2022 as their effect was anti-dilutive or the conditions were not met as of the end of the reporting period.

The Company’s potentially dilutive securities, which include stock options, preferred stock, warrants and deferred consideration related to the 2020 acquisition of Optile have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2021 as their effect was anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same, as shown in the above table.

The Company excluded the following potential common shares*, presented based on weighted average amounts outstanding from the computation of diluted net earnings (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Options to purchase common stock	—	27,017,355	—	26,053,787
Redeemable convertible preferred stock (as converted to common stock)	—	197,889,251	—	203,709,524
Warrants	—	848,480	—	848,480
Total potentially dilutive securities	—	225,755,086	—	230,611,791

*Note that 25,158,125 Warrants and 30,000,000 earn-out shares have been excluded from the computation of diluted net earnings per share for the three months period ended June 30, 2022 as their effect was anti-dilutive or the conditions were not met as of the end of the reporting period

PAYONEER GLOBAL INC.

NOTE 14 – RELATED PARTY TRANSACTIONS

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

NOTE 15 – SUBSEQUENT EVENT

On July 1, 2022, the Board of Directors approved the grant of equity awards to the Co-Chief Executive Officer of the Company who was appointed by the Board of Directors on May 24, 2022 (effective as of May 25, 2022), in accordance with the terms of his employment agreement. The equity awards granted under the Company’s equity incentive plan consists of options and RSUs subject to certain vesting criteria including time, service and performance targets.

PAYONEER GLOBAL INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, unless otherwise noted, “we”, “us”, “our”, “Payoneer”, and the “Company” refer to Payoneer Inc. for the periods prior to the Closing Date and to Payoneer Global Inc. for the period thereafter.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note on Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Payoneer democratizes access to financial services and drives growth for millions of businesses of all sizes around the world. With a single connection to Payoneer’s global payment and commerce-enabling platform, our customers can manage their global financial operations and transact globally as easily as they do locally, empowering participation in the digital economy and driving growth for enterprises, marketplaces and SMBs worldwide.

Payoneer was founded in 2005 with the idea that technology and the internet were transforming commerce and making it possible for anyone, anywhere to build and grow a digital business. From the beginning, we recognized the importance of offering services to both sides of two-sided networks: small businesses who would need help navigating the increasingly complex digital economy, and marketplaces who would need help supporting their increasingly distributed seller-base. Over the past 17 years, we have built a one-of-a-kind platform designed to serve the needs of cross-border businesses globally.

At the foundation of the Payoneer platform is a robust secured, regulated global payment infrastructure that simplifies the process for any business to pay and get paid globally as easily as it does locally. On top of this foundation, we continue to develop a comprehensive suite of products and services, providing sophisticated tools to help our customers grow and scale.

Owing to the strength of our payment infrastructure and the breadth of our product offerings, Payoneer operates as both a provider of services to enterprises and marketplaces as well as an industry leading B2B payment provider, empowering all of our customers to transact internationally with ease. As a result, we have cultivated a meaningful brand and support millions of marketplaces, enterprises, and SMBs across more than 190 countries and territories and 7,000+ unique trade corridors.

We primarily generate revenues when Payoneer customers use the funds in their Payoneer account to make a payment, make a purchase or to withdraw the funds locally.  Our revenue growth is based on (i) increasing the monetization rates of Payoneer services; and (ii) growing the volume of transactions processed through the Payoneer platform. Our efforts to increase the overall monetization rate of Payoneer services includes increasing our focus on acquiring customers in regions with higher rates of monetization, accelerating the growth of payment services with higher rates of monetization like B2B AP/AR, and also introducing new services for customers that generate improved monetization, like our Payoneer Commercial Mastercard. Volume is one of the primary drivers for our revenue growth. See “Key Metrics and Non-GAAP Financial Measures” for additional information.

Our customers have trusted the Payoneer platform to process $29.3 billion and $26.9 billion in volume during the six months ended June 30, 2022 and 2021, respectively, and $14.6 billion and $13.6 billion in volume in the three months ended June 30, 2022 and 2021, respectively.

Looking forward, we intend to continue to invest actively to grow our global platform, expand product development, extend our regulatory footprint, further automate our operations, increase new customer growth and make more acquisitions to accelerate our ability to deliver more value to customers around the world.

PAYONEER GLOBAL INC.

Key Development and Trends

Impact of Russia Ukraine Conflict

During early 2022, a geopolitical and armed conflict between Ukraine and Russia culminated in several countries, including the U.S., imposing economic sanctions on Russia, Belarus, and certain territories in Ukraine, including on certain Russian and Belarussian banks and entities. Payoneer provides services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We are continually acting to comply with imposed sanctions and have reduced our payment services to Russia and Belarus customers. At this time, it is difficult to assess the impact the conflict, imposed sanctions, and reduction of services in Russia and Belarus may have on our results of operations, but thus far revenues in Ukraine have been modestly better than our expectations at the onset of the conflict. For the three and six months ended June 30, 2022, Russia and Belarus, combined, accounted for less than 3% of our revenue for each such period, while together with Ukraine, all three countries accounted for slightly less than 10% of our revenue for each such period. There was immaterial impact on revenue from Ukraine, Russia and Belarus during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. Continuation or escalation of the conflict may have a material effect on our results of operations.

Impact of the COVID-19 Pandemic

Beginning in January 2020, the COVID-19 pandemic impacted our teams, customers, and supply chains. Starting in March 2020, due to broader travel restrictions, global travel and tourism slowed, negatively impacting our travel customer base. Furthermore, the Federal Reserve cut interest rates to zero in mid-March 2020, negatively impacting our interest income revenues associated with underlying customer accounts. In the first half of 2022, global travel and tourism started to return and some travel restrictions were lifted, positively impacting our travel customer base. In addition, in mid-March 2022, the U.S. Federal Reserve raised the benchmark interest rate by 25 basis points and raised again in mid-June 2022 by 75 basis points to combat continuing rising inflation concerns, positively impacting our interest income revenues associated with underlying customer accounts. Despite the recent acceleration of travel and interest rate increases, uncertainties remain around the current trajectory of travel growth and other macroeconomic factors.

The COVID-19 pandemic drove a shift in buying patterns from brick and mortar to e-commerce, leading to an acceleration of digital commerce that created tailwinds which further strengthened our role in the global economy. Shelter-in-place orders, social distancing measures and travel restrictions following the extraordinary spread of COVID-19 fundamentally shifted commerce and the way buyers and sellers transact, leading to accelerated digitalization and e-commerce trends. As economies have continued to reopen, coupled with recent inflation, supply chain disruptions and consumer purchasing behavior changes, e-commerce growth rates have been softening. These trends remain uncertain and may continue to impact our business.

We will continue to evaluate the nature and extent of the potential impact of COVID-19 on our business, consolidated results of operations and liquidity.

PAYONEER GLOBAL INC.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods in our consolidated financial statements. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related Notes included within this Quarterly Report on Form 10-Q.

	Three months ended			Six months ended
	June 30,		Increase/	June 30,		Increase/
	2022	2021	(Decrease)	2022	2021	(Decrease)

	(in thousands except percentages)
Revenues	$148,190	$110,927	34%	$285,148	$211,533	35%
Transaction costs	26,212	28,521	(8)%	51,787	48,676	6%
Other operating expenses	35,392	32,010	11%	70,151	58,624	20%
Research and development expenses	26,607	18,541	44%	52,522	35,194	49%
Sales and marketing expenses	36,820	27,702	33%	71,289	50,841	40%
General and administrative expenses	20,192	18,163	11%	38,320	28,680	34%
Depreciation and amortization	5,171	4,351	19%	9,626	9,028	7%
Total operating expenses	150,394	129,288	16%	293,695	231,043	27%
Operating loss	(2,204)	(18,361)	(88)%	(8,547)	(19,510)	(56)%
Financial income (expense):
Gain from change in fair value of Warrants	12,831	12,076	6%	44,027	12,076	**
Other financial income (expense)	(4,824)	(2,937)	64%	(7,519)	(3,559)	111%
Financial income (expense), net	8,007	9,139	(12)%	36,508	8,517	**
Income (loss) before taxes on income and share of gain (loss) of associated company	5,803	(9,222)	**	27,961	(10,993)	**
Taxes on income	1,374	3,197	(57)%	3,341	4,928	(32)%
Share in gain (loss) of associated company	(7)	5	**	13	(1)	**
Net income (loss)	$4,422	$(12,414)	**	$24,633	$(15,922)	**

**Not meaningful

Revenues

Revenues were $148.2 million and $285.1 million for the three and six months ended June 30, 2022, an increase of $37.3 million and $73.6 million, or 34% and 35% respectively, compared to the prior-year period and were driven by a combination of a growth in number of customers, growth in several emerging markets, an increase in interest income due to rising interest rates, and non-volume based services for enterprises and marketplace customers.

Transaction costs

Transaction costs were $26.2 million for the three months ended June 30, 2022, a decrease of $2.3 million, or 8%, compared to the prior-year period, due primarily to a decrease in capital advance related costs of $5.0 million driven by specific advances with higher collection risks. Excluding this driver, transaction costs increased by $2.7 million or 10% while volume increased by 8% during the three months ended June 30, 2022 as compared to the prior-year period.

Transaction costs were $51.8 million for the six months ended June 30, 2022, an increase of $3.1 million, or 6%, compared to the prior-year period, due primarily to a decrease in capital advance related costs of $4.7 million driven by specific advances with higher collection risks, and a decrease in payment network incentives of $3.3 million that are earned by achieving certain volume-related milestones. Excluding these drivers, transaction costs increased by $4.5 million or 9% while volume increased by 9% during the six months ended June 30, 2022 as compared to the prior-year period.

Other operating expenses

Other operating expenses were $35.4 million for the three months ended June 30, 2022, an increase of $3.4 million, or 11%, compared to the prior-year period. The increase was driven by an increase of $3.4 million in employee compensation, benefits and other employee-related expenses, mainly as a result of an increase in employee headcount, and an increase of $1.0 million in information

PAYONEER GLOBAL INC.

technology expenses to support our growing volume and business requirements, offset by a $1.1 million regulatory settlement reached in 2021.

Other operating expenses were $70.2 million for the six months ended June 30, 2022, an increase of $11.5 million, or 20%, compared to the prior-year period. The increase was driven by an increase of $8.6 million in employee compensation, benefits and other employee-related expenses, mainly as a result of an increase in employee headcount, and an increase of $2.9 million in information technology expenses to support our growing volume and business requirements, offset by a $1.1 million regulatory settlement reached in 2021.

Research and development expenses

Research and development expenses were $26.6 million for the three months ended June 30, 2022, an increase of $8.1 million, or 44%, compared to the prior-year period. The increase was driven by an increase of $5.5 million in employee compensation, benefits and other employee-related expenses mainly as a result of an increase in employee headcount in our research and development groups. In addition, we experienced an increase of $1.6 million in third-party contractor expenses and information technology expenses incurred by our research and development team to support our growing volume and business requirements.

Research and development expenses were $52.5 million for the six months ended June 30, 2022, an increase of $17.3 million, or 49%, compared to the prior-year period. The increase was driven by an increase of $12.9 million in employee compensation, benefits and other employee-related expenses mainly as a result of an increase in employee headcount in our research and development groups. In addition, we experienced an increase of $3.3 million in third-party contractor expenses and information technology expenses incurred by our research and development team to support our growing volume and business requirements.

Sales and marketing expenses

Sales and marketing expenses were $36.8 million for the three months ended June 30, 2022, an increase of $9.1 million, or 33%, compared to the prior-year period. The increase was driven by an increase of $3.9 million in employee compensation, benefits and other employee-related expenses mainly as a result of an increase in the employee headcount in our sales and marketing groups, an increase of $2.3 million in higher spending on marketing programs, and an increase of $1.0 million in third-party commissions which corresponds to our revenue growth.

Sales and marketing expenses were $71.3 million for the six months ended June 30, 2022, an increase of $20.4 million, or 40%, compared to the prior-year period. The increase was driven by an increase of $10.1 million in employee compensation, benefits and other employee-related expenses mainly as a result of an increase in the employee headcount in our sales and marketing groups, an increase of $4.6 million in higher spending on marketing programs, an increase of $1.8 million in third-party commissions which corresponds to our revenue growth, and an increase of $1.0 million in third-party contractor expenses incurred by sales and marketing to support our growing volume and business requirements.

General and administrative expenses

General and administrative expenses were $20.2 million for the three months ended June 30, 2022, an increase of $2.0 million, or 11%, compared to the prior-year period. The increase was driven by an increase of $2.7 million in compensation, benefits and other employee-related expenses mainly as a result of an increase in the employee headcount among corporate management and an increase of $1.2 million in insurance expenses mainly as a result of incremental D&O insurance incurred as a public company. This was offset by transaction costs of $5.1 million incurred in 2021 related to the Reorganization.

General and administrative expenses were $38.3 million for the six months ended June 30, 2022, an increase of $9.6 million, or 34%, compared to the prior-year period. The increase was driven by an increase of $8.3 million in compensation, benefits and other employee-related expenses mainly as a result of an increase in the employee headcount among corporate management and an increase of $2.4 million in insurance expenses mainly as a result of incremental D&O insurance incurred as a public company. This was offset by transaction costs of $5.1 million incurred in 2021 related to the Reorganization.

PAYONEER GLOBAL INC.

Depreciation and amortization expenses

Depreciation and amortization was $5.2 million and $9.6 million for the three and six months ended June 30, 2022, an increase of $0.8 million and $0.6 million, or 19% and 7% respectively, compared to the prior-year period primarily driven by an increase in depreciation of property and equipment costs.

Financial income and expense, net

Financial income, net was $8.0 million for the three months ended June 30, 2022, a decrease of $1.1 million, or 12%, compared to the prior-year period primarily driven by revaluation of foreign currency balances offset by change in fair value of warrants of $0.8 million.

Financial income, net was $36.5 million for the six months ended June 30, 2022, an increase of $28.0 million, or 329%, compared to the prior-year period primarily driven by change in fair value of warrants of $32.0 million offset by a revaluation of foreign currency balances.

Income tax

Income tax expense was $1.4 million and $3.3 million for the three and six months ended June 30, 2022, a decrease of $1.8 million and $1.6 million, or 57% and 32% respectively, compared to the prior-year period primarily driven by the result of taxes associated with our foreign subsidiaries.

Liquidity and Capital Resources

The following discussion of our liquidity and capital resources is based on the financial information derived from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

On October 28, 2021, Payoneer Early Payments Inc. (“PEPI”), a wholly-owned second tier subsidiary of the Company and its subsidiary (the “Borrower”) entered into a multi-party Receivables Loan and Security Agreement (the “Warehouse Facility”) with, inter alia, affiliates of Viola Ventures for the purpose of external financing of capital advance activity. See Note 6 and Note 14 to our unaudited condensed consolidated financial statement included elsewhere in this Quarterly Report on Form 10-Q.

The Warehouse Facility bears interest of the greater of 0.25% or LIBOR, plus 9% annual and has a revolving maturity of 36 months from the commencement date with a payback period of an additional 6 months after the revolving maturity date. The initial borrowing commitment is $25 million subject to increases at our request and the lender’s discretion up to $100 million. Additional commitments will carry interest rates ranging from 7.0% to 7.75%.  In addition, pursuant to the Warehouse Facility, PEPI entered into an amendment on June 8, 2022, whereby creating a condition that the total interest rate shall not exceed 10.5% per annum for all outstanding balances.

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

As of June 30, 2022, we had $492.0 million of cash and cash equivalents, which included $14.8 million of borrowings under our Warehouse Facility.

PAYONEER GLOBAL INC.

We believe our existing cash and cash equivalents and cash flows from operating activities will be sufficient to meet our operating working capital and capital expenditure requirements for at least the next twelve months. Our future financing requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform and the expansion of sales and marketing activities. Although we currently are not a party to any agreement with any third-parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing.

Cash Flows

The following table presents a summary of cash flows from operating, investing, and financing activities for the following comparative periods.

	Six months ended June 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$28,874	$16,696
Net cash provided by (used in) investing activities	(34,523)	283
Net cash provided by financing activities	751,803	652,635
Effect of exchange rate changes on cash and cash equivalents	(2,491)	(871)
Change in cash, cash equivalents, restricted cash and customer funds	$743,663	$668,743

Operating Activities

Net cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items and changes in other assets and liabilities. Net cash provided by operating activities was $28.9 million for the six months ended June 30, 2022, an increase of $12.2 million, compared to cash provided by operating activities of $16.7 million for the six months ended June 30, 2021.

For the six months ended June 30, 2022, the Company had $24.6 million of net income, which includes non-cash expenses of $25.3 million of share-based compensation and $9.6 million in depreciation and amortization expenses, offset by a $44.0 million gain for change in fair value of Warrants. Net income was also adjusted for changes in current assets and liabilities including a net inflow of $12.6 million related to Capital Advances.

For the six months ended June 30, 2021, the Company had a net loss of $15.9 million, which includes non-cash expenses of $15.1 million of share-based compensation and $9.0 million in depreciation and amortization expenses, offset by a $12.1 million gain for change in fair value of Warrants. Net income was also adjusted for changes in current assets and liabilities including a net inflow of $16.9 million related to Capital Advances.

Investing Activities

Net cash used in investing activities was $34.5 million for the six months ended June 30, 2022, a decrease of $34.8 million compared to net cash provided by investing activities of $0.3 million for the six months ended June 30, 2021. This decrease was predominantly related to a $22.1 million increase in customer funds in transit during the period and as well as uses of cash related to purchases of property, plant and equipment and capitalization of internal use software.

Financing Activities

Net cash provided by financing activities was $751.8 million for the six months ended June 30, 2022, an increase of $99.2 million compared to $652.6 million for the six months ended June 30, 2021. This predominantly relates to a larger increase in outstanding operating balances during the current period as compared to prior-year period.

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in millions)
Volume	$14,635	$13,579	$29,255	$26,920

Volume grew 8% and 9% for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively, driven by a combination of customer acquisition including growth in B2B AP/AR, new marketplace partnerships, acceleration of travel, and continued overall growth in digital commerce.

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

PAYONEER GLOBAL INC.

Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Net income (loss)	$4,422	$(12,414)	$24,633	$(15,922)
Depreciation & amortization	5,171	4,351	9,626	9,028
Taxes on income	1,374	3,197	3,341	4,928
Other financial expenses (income), net	4,824	2,937	7,519	3,559
EBITDA	15,791	(1,929)	45,119	1,593
Stock based compensation expenses(1)	11,890	10,671	24,798	14,968
Reorganization related expenses(2)	—	5,087	—	5,087
Share in loss (gain) of associated company	7	(5)	(13)	1
M&A related income(3)	(116)	(1,074)	(735)	(1,074)
Gain from change in fair value of Warrants(4)	(12,831)	(12,076)	(44,027)	(12,076)
Adjusted EBITDA	$14,741	$674	$25,142	$8,499

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

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, result of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statement included elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Sensitivity

Our cash and cash equivalents as well as customer funds as of June 30, 2022, were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents as well as customer funds would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity, if necessary, to reduce our risk.

Any future borrowings incurred under our Warehouse Facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 1% increase or decrease in interest rates could have a material effect on our financial results based on the amount outstanding as of period-end.

PAYONEER GLOBAL INC.

Foreign Currency Risk

Most of our revenue is earned in U.S. dollars, and therefore most of our revenue is not currently subject to significant foreign currency risk. Our foreign currency exposure includes currencies of the countries in which our operations are located as well as currencies in which the platform services ours customers and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Australian Dollar, Vietnamese Dong, Chinese Yuan, South Korean Won, New Israeli Shekel, United Arab Emirates Dirham, Bangladeshi Taka, Philippine Peso, Turkish Lira, Pakistani Rupee, Croatian Kuna and Hong Kong Dollar.

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

JOBS Act

We are an emerging growth company under the JOBS Act. The JOBS Act provides that an emerging growth company can delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company will become a large accelerated filer on the last day of its fiscal year 2022 and subsequently no longer qualify as an EGC.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PAYONEER GLOBAL INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are a party to various litigation matters incidental to the conduct of our business. Refer to Note 8 (Commitment and Contingencies) to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

PAYONEER GLOBAL INC.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
10.1	Employment Agreement with Robert Clarkson (included as Exhibit 10.6 to the Post-Effective Amendment No.1 to Form S-1 Registration Statement filed with the SEC on April 28, 2022)
10.2	Employment Agreement with Arnon Kraft (included as Exhibit 10.7 to the Post-Effective Amendment No.1 to Form S-1 Registration Statement filed with the SEC on April 28, 2022)
10.3	Non-Employee Directors Compensation Plan (included as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2022).
10.4	Employment Agreement, dated May 24, 2022, by and between Payoneer Inc. and John Caplan (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 25, 2022).
10.5

Amendment #1 to Amended and Restated Employment Agreement, dated May 24, 2022, by and between Payoneer Inc. and Scott Galit (included as Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on May 25, 2022).

31.1	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
31.2	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
31.3	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.
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
Co-Chief Executive Officer
(Principle Executive Officer)

By:	/s/ Michael Levine
Michael Levine
Chief Financial Officer
(Principle Financial Officer)

Date: August 11th, 2022