Form 10-Q/A
period 2022-06-30
Payoneer Global Inc.
filed 2022-08-12
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On August 11, 2022, Payoneer Global Inc. filed its Form 10-Q for the period ended June 30, 2022 (“Original Filing”). This Amendment No. 1 to Form 10-Q (the “Amendment”) is filed solely to correct the hyperlinked Exhibits 31.1 – 31.3 and Exhibits 32.1 – 32.3 in the Original Filing.

Except to the extent expressly set forth herein, this Amendment speaks as of the filing date of the Original Filing and has not been updated to reflect events occurring subsequent to the original filing date. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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