Form 10-Q
period 2022-09-30
Payoneer Global Inc.
filed 2022-11-09
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

As of September 30, 2022, the registrant had 350,193,687 shares of common stock outstanding.

Payoneer Global Inc.

Form 10-Q

For the Quarter Ended September 30, 2022

Page

PART I. FINANCIAL INFORMATION	4

Item 1. Financial Statements (Unaudited)	4
Condensed consolidated balance sheets (Unaudited)	5
Condensed consolidated statements of income (loss) (Unaudited)	6
Condensed consolidated statements of comprehensive income (loss) (Unaudited)	7
Condensed consolidated statements of changes in redeemable preferred stock, redeemable convertible preferred stock and shareholders’ equity (Unaudited)	8
Condensed consolidated statements of cash flows (Unaudited)	10
Notes to the condensed consolidated financial statements (Unaudited)	13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	35

PART II - OTHER INFORMATION	37

Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults upon Senior Securities	37
Item 4. Mine Safety Disclosures	37
Item 5. Other Information	37
Item 6. Exhibits	38
Signatures	39

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

PART I. FINANCIAL INFORMATION

PAYONEER GLOBAL INC.

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2022

Page
Condensed consolidated financial statements (unaudited) in U.S. dollars:
Condensed consolidated balance sheets (Unaudited)	5
Condensed consolidated statements of income (loss) (Unaudited)	6
Condensed consolidated statements of comprehensive income (loss) (Unaudited)	7
Condensed consolidated statements of changes in redeemable preferred stock, redeemable convertible preferred stock and shareholders’ equity (Unaudited)	8
Condensed consolidated statements of cash flows (Unaudited)	10
Notes to condensed consolidated financial statements (Unaudited)	12

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	September 30,	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$507,939	$465,926
Restricted cash	3,172	3,000
Customer funds	5,039,624	4,401,254
Accounts receivable, net	20,868	13,844
CA receivables, net	33,328	53,675
Other current assets	35,284	25,024
Total current assets	5,640,215	4,962,723
Non-current assets:
Property, equipment and software, net	13,551	12,140
Goodwill	18,239	21,127
Intangible assets, net	40,366	37,529
Restricted cash	4,413	5,113
Deferred taxes	4,080	4,900
Investment in associated company	6,237	7,013
Severance pay fund	1,219	1,723
Operating lease right of use assets	18,496	12,943
Other assets	12,655	13,541
Total assets	$5,759,471	$5,078,752
Liabilities and shareholders’ equity:
Current liabilities:
Trade payables	$26,742	$17,200
Outstanding operating balances	5,039,624	4,401,254
Other payables	86,988	79,374
Total current liabilities	5,153,354	4,497,828
Non-current liabilities:
Long-term debt from related party (refer to Notes 6 and 14 for further information)	15,747	13,665
Warrant liability	30,945	59,877
Other long-term liabilities	26,777	20,309
Total liabilities	5,226,823	4,591,679

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at September 30, 2022 and December 31, 2021.	—	—
Common stock, $0.01 par value, 3,800,000,000 and 3,800,000,000 shares authorized; 350,193,687 and 340,384,157 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	3,502	3,404
Additional paid-in capital	629,787	575,470
Accumulated other comprehensive income (loss)	(2,263)	2,253
Accumulated deficit	(98,378)	(94,054)
Total shareholders’ equity	532,648	487,073
Total liabilities and shareholders’ equity	$5,759,471	$5,078,752

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$158,917	$122,651	$444,065	$334,184

Transaction costs ($384 and $942 interest expense and fees associated with related party transaction during the three and nine months ended September 30, 2022, respectively; refer to Notes 6 and 14 for further information)	27,986	24,670	79,773	73,346
Other operating expenses	37,744	34,402	107,895	93,026
Research and development expenses	29,617	20,104	82,139	55,298
Sales and marketing expenses	41,081	29,589	112,370	80,430
General and administrative expenses	21,693	15,957	60,013	44,637
Depreciation and amortization	5,899	4,435	15,525	13,463
Total operating expenses	164,020	129,157	457,715	360,200

Operating loss	(5,103)	(6,506)	(13,650)	(26,016)

Financial income (expense):
Gain (loss) from change in fair value of Warrants	(15,095)	11,321	28,932	23,397
Other financial expense, net	(3,617)	(3,306)	(11,136)	(6,865)
Financial income (expense), net	(18,712)	8,015	17,796	16,532

Income (loss) before taxes on income and share of gain (loss) of associated company	(23,815)	1,509	4,146	(9,484)

Taxes on income	2,635	662	5,976	5,590

Share in gain (loss) of associated company	(2)	(10)	11	(11)

Net income (loss)	$(26,452)	$837	$(1,819)	$(15,085)

Per share data
Net income (loss) per share attributable to common stockholders — Basic earnings (loss) per share	$(0.08)	$—	$(0.01)	$(0.31)
— Diluted earnings (loss) per share	$(0.08)	$—	$(0.01)	$(0.31)

Weighted average common shares outstanding — Basic	349,740,787	339,715,405	345,359,986	156,915,380
Weighted average common shares outstanding — Diluted	349,740,787	374,395,385	345,359,986	156,915,380

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$(26,452)	$837	$(1,819)	$(15,085)
Other comprehensive loss:
Foreign currency translation adjustments	(1,658)	(655)	(4,516)	(1,393)
Comprehensive income (loss)	$(28,110)	$182	$(6,335)	$(16,478)

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	deficit	Total
Balance at July 1, 2021	338,351,977	$3,384	$550,952	$3,436	$(75,989)	$481,783
Exercise of options	436,976	4	1,320	—	—	1,324
Stock-based compensation	—	—	8,635	—	—	8,635
Deferred consideration related to the acquisition of Optile	218,798	2	(2)	—	—	—
Other comprehensive loss, net of tax	—	—	—	(655)	—	(655)
Net income	—	—	—	—	837	837
Balance at September 30, 2021	339,007,751	$3,390	$560,905	$2,781	$(75,152)	$491,924

Balance at July 1, 2022	346,439,294	$3,464	$611,997	$(605)	$(71,926)	$542,930
Issuance of shares in connection with stock-based compensation plan	3,754,393	38	3,935	—	—	3,973
Stock-based compensation	—	—	13,855	—	—	13,855
Other comprehensive income, net of tax	—	—	—	(1,658)	—	(1,658)
Net loss	—	—	—	—	(26,452)	(26,452)
Balance at September 30, 2022	350,193,687	$3,502	$629,787	$(2,263)	$(98,378)	$532,648

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

	Redeemable convertible		Redeemable					Accumulated
	preferred stock		preferred stock		Common Stock		Additional	other
							paid-in	comprehensive	Accumulated
	Shares	Amount	Share	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2021	209,529,798	$154,800	3,500	$10,735	48,608,176	$486	$79,706	$4,174	$(60,067)	$24,299
Reverse Recapitalization transaction	(209,529,798)	(154,800)	—	—	249,792,546	2,498	189,056	—	—	191,554
PIPE Financing	—	—	—	—	30,000,000	300	279,885	—	—	280,185
Redemption of Redeemable Preferred Stock	—	—	(3,500)	(10,735)	—	—	(29,069)	—	—	(29,069)
Exercise of options	—	—	—	—	10,388,231	104	17,566	—	—	17,670
Stock-based compensation	—	—	—	—	—	—	23,763	—	—	23,763
Deferred consideration related to the acquisition of Optile	—	—	—	—	218,798	2	(2)	—		—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(1,393)	—	(1,393)
Net loss	—	—	—	—	—	—	—	—	(15,085)	(15,085)
Balance at September 30, 2021	—	$—	—	$—	339,007,751	$3,390	$560,905	$2,781	$(75,152)	$491,924

Balance at January 1, 2022	—	$—	—	$—	340,384,157	$3,404	$575,470	$2,253	$(94,054)	$487,073
Adoption of new accounting standard (Note 2d)	—	—	—	—	—	—	—	—	(2,505)	(2,505)
Issuance of shares in connection with stock-based compensation plan	—	—	—	—	9,809,530	98	15,185	—	—	15,283
Stock-based compensation	—	—	—	—	—	—	39,132	—	—	39,132
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(4,516)	—	(4,516)
Net loss	—	—	—	—	—	—	—	—	(1,819)	(1,819)
Balance at September 30, 2022	—	$—	—	$—	350,193,687	$3,502	$629,787	$(2,263)	$(98,378)	$532,648

PAYONEER GLOBAL INC.

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Nine months ended
	September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(1,819)	$(15,085)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,525	13,463
Deferred taxes	820	(175)
Stock-based compensation expenses	39,132	23,763
Share in loss (gain) of associated company	(11)	11
Gain from change in fair value of Warrants	(28,932)	(23,397)
Transaction costs allocated to Warrants	—	5,087
Foreign currency re-measurement loss	3,015	1,290
Changes in operating assets and liabilities:
Other current assets	(10,825)	(17,386)
Trade payables	8,753	106
Deferred revenue	(30)	524
Accounts receivables	(7,024)	5,247
CA extended to customers	(145,424)	(252,505)
CA collected from customers	163,266	271,302
Other payables	7,047	(3,542)
Other long-term liabilities	(7,250)	(4,354)
Operating lease right-of-use assets	7,862	7,006
Other assets	221	(567)
Net cash provided by operating activities	44,326	10,788

Cash Flows from Investing Activities
Purchase of property, equipment and software	(7,132)	(3,820)
Capitalization of internal use software	(10,209)	(9,670)
Severance pay fund (contributions) distributions, net	504	(445)
Customer funds in transit, net	2,895	9,396
Net cash used in investing activities	(13,942)	(4,539)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	15,283	17,670
Outstanding operating balances, net	638,370	360,212
Redemption of redeemable preferred stock	—	(39,804)
Proceeds from Reverse Recapitalization, net	—	108,643
Proceeds from PIPE financing, net	—	280,185
Proceeds from related party facility, net	2,082	—
Repayment of long-term debt	—	(40,025)
Net cash provided by financing activities	655,735	686,881

Effect of exchange rate changes on cash and cash equivalents	(3,369)	(1,350)

Net change in cash, cash equivalents, restricted cash and customer funds	682,750	691,780
Cash, cash equivalents, restricted cash and customer funds at beginning of the period	4,838,433	3,413,289
Cash, cash equivalents, restricted cash and customer funds at end of the period	$5,521,183	$4,105,069

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

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) – (CONTINUED)

U.S. DOLLARS IN THOUSANDS

The below table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	As of September 30,
	2022	2021
Cash and cash equivalents	$507,939	$448,955
Restricted cash	7,585	7,795
Customer funds(1)	5,005,659	3,648,319
Total cash, cash equivalents, restricted cash and customer funds shown in the consolidated statements of cash flows	$5,521,183	$4,105,069

(1)Excludes $33,965 and $58,618 of customer funds in transit as of September 30, 2022 and 2021, respectively.

Supplemental schedule about Reverse Recapitalization occurred during the nine month period ended September 30, 2021

Cash held by FTOC and cash related to FTOC trust, net of redemptions	$574,961
Less cash consideration paid to Legacy Payoneer Shareholders	398,201
Less cash paid associated with transaction costs allocated to Reverse Recapitalization	68,117
Reverse Recapitalization financing	108,643
Cash related to PIPE	300,000
Less cash paid associated with transaction costs allocated to PIPE	19,815
PIPE financing	280,185
Net contributions from Reverse Recapitalization and PIPE financing	$388,828

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

Beginning in January 2020, the COVID-19 pandemic impacted our teams, customers, and supply chains. Starting in March 2020, due to broader travel restrictions, global travel and tourism slowed, negatively impacting our travel customer base. Furthermore, the Federal Reserve cut interest rates to zero in mid-March 2020, negatively impacting our interest income revenues associated with underlying customer accounts. During 2022, global travel and tourism increased as many travel restrictions were lifted, positively impacting our travel customer base. Additionally, during 2022 the U.S. Federal Reserve raised the benchmark interest rate by 300 basis points to combat rising inflation, which is widely expected to slow economic growth and consumption globally. Higher interest rates positively impact our interest income revenues associated with underlying customer accounts which slowing growth and consumption may negatively impact the sales growth of our customers and the resulting volume we generate. There are many uncertainties  regarding the current trajectory of travel growth, interest rates, economic growth and other macroeconomic factors.

PAYONEER GLOBAL INC.

NOTE 1 – GENERAL OVERVIEW (continued)

During 2022, a geopolitical and armed conflict between Ukraine and Russia culminated in several countries, including the US, imposing economic sanctions on Russia, Belarus, and certain territories in Ukraine, including on certain Russian and Belarussian banks and entities. Payoneer provides services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We are continually acting to comply with imposed sanctions and as we continue to reduce our payment services to Russia and Belarus customers, we are monitoring and assessing the impact the conflict may have on our results of operations. For the three and nine months ended September 30, 2022, Ukraine, Russia and Belarus, combined, accounted for slightly less than 10% of our revenue for each such period, of which Russia and Belarus, combined, accounted for less than 3% of our revenue for each such period. There was immaterial impact on revenue from Ukraine, Russia and Belarus during the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. Further escalation of the conflict may have a material effect on our results of operations.

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

The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments and except for the Reverse Recapitalization), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2021 but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto of Payoneer Global Inc. and Legacy Payoneer and its subsidiaries.

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

During the nine months ended September 30, 2022 and 2021, the Company has purchased and collected the following principal amounts associated with CAs:

	September 30,
	2022	2021
Beginning CA receivables, gross	$56,101	$67,682
CA extended to customers	146,439	255,758
Change in revenue receivables	(129)	205
CA collected from customers	(163,395)	(270,520)
Charge-offs, net of recoveries	(2,059)	(654)
Ending CA receivables, gross	$36,957	$52,471
Allowance for CA losses	(3,629)	(5,173)
CA receivables, net	$33,328	$47,298

The outstanding gross balance at September 30, 2022 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
$36,957	34,532	606	343	305	1,171

The outstanding gross balance at December 31, 2021 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
$56,101	53,150	964	704	163	1,120

The following are current and overdue balances from above that are segregated into the timing of expected collections at September 30, 2022:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$36,957	2,425	4,358	11,529	12,268	6,377

The following are current and overdue balances from above that are segregated into the timing of expected collections at December 31, 2021:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$56,101	2,951	9,511	12,457	23,008	8,174

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

As of September 30, 2022, the Company applied a range of loss rates to the CA portfolio of 0.7% to 1.6% for the allowance for CA losses. As of September 30, 2021, the Company applied a range of loss rates to the CA portfolio of 2.79% to 2.84%.

Below is a rollforward for the allowance for CA losses (“ALCAL”) for the nine months ended September 30, 2022 and 2021:

	September 30,
	2022	2021
Beginning balance	$2,426	$1,587
Adjustment for adoption of new accounting standard	2,505	—
Provisions	1,584	9,296
Recoveries	(827)	(5,056)
Charge-offs	(2,059)	(654)
Ending balance	$3,629	$5,173

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Primary geographical markets
Greater China(1)	$50,162	$39,412	$139,988	$116,439
United States	20,675	16,731	58,985	38,100
All other countries(2)	88,080	66,508	245,092	179,645
Total revenues	$158,917	$122,651	$444,065	$334,184
(1)	Greater China is inclusive of Mainland China, Hong Kong and Taiwan
(2)	No single country included in the other countries’ category generated more than 10% of total revenue

The company did not have any customers during the three and nine months ended September 30, 2022 and 2021 that individually contributed greater than 10% of revenue, respectively.

Disaggregation of revenue

The following table presents revenue recognized from contracts with customers as well as revenue from other sources, consisting of interest income:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue recognized at a point in time	$134,394	$112,431	$395,400	$312,199
Revenue recognized over time	9,477	9,580	29,267	20,171
Revenue from contracts with customers	143,871	122,011	424,667	332,370
Revenue from other sources	15,046	640	19,398	1,814
Total revenues	$158,917	$122,651	$444,065	$334,184

Customer acquisition costs

The Company recognizes an asset for incremental costs to obtain a contract such as sales commissions and other customer incentives. The asset is amortized on a systematic basis over the expected customer relationship period, which is estimated to be 1.8 years and is consistent with the pattern of recognition of the associated revenue.

The Company periodically reviews these deferred customer acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented. The following table represents a rollforward of deferred customer acquisition costs for the nine months ended:

	September 30,
	2022	2021

Opening balance	$11,366	$8,976
Additions to deferred customer acquisition costs	9,002	7,930
Amortization of deferred customer acquisition costs	(9,365)	(6,442)
Ending balance	$11,003	$10,464

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

FASB Standards issued, but not adopted as of September 30, 2022

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

NOTE 3 - OTHER CURRENT ASSETS

Composition of other current assets, grouped by major classifications, is as follows:

	September 30,	December 31,
	2022	2021
Prepaid expenses	$15,425	$9,598
Income receivable	8,331	9,825
Prepaid income taxes	7,982	2,789
Other	3,546	2,812
Total other current assets	$35,284	$25,024

PAYONEER GLOBAL INC.

NOTE 4 – PROPERTY, EQUIPMENT AND SOFTWARE, NET

Composition of property, equipment and software, grouped by major classifications, is as follows:

	September 30,	December 31,
	2022	2021
Computers, software and peripheral equipment	$31,296	$32,379
Leasehold improvements	9,597	8,920
Furniture and office equipment	4,466	4,074
Property, equipment and software	45,359	45,373
Accumulated depreciation	(31,808)	(33,233)
Property, equipment and software, net	$13,551	$12,140

Depreciation expense for the three months ended September 30, 2022 and 2021 were $2,082 and $1,714, respectively, and $6,153 and $5,155 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents goodwill balances and adjustments to those balances during the nine months ended September 30, 2022:

	December 31,	Goodwill	Translation	September 30,
	2021	Acquired	Adjustments	2022

Total goodwill	$21,127	—	(2,888)	$18,239

Intangible assets, net

Composition of intangible assets, grouped by major classifications, is as follows:

	September 30,	December 31,
	2022	2021
Internal use software	$67,245	$55,164
Developed technology	13,173	15,259
Intangible assets	80,418	70,423
Accumulated amortization	(40,052)	(32,894)
Intangible assets, net	$40,366	$37,529

Amortization expense for the three months ended September 30, 2022 and 2021 were $3,203 and $2,721 respectively, and $8,758 and $8,194 for the nine months ended September 30, 2022 and 2021, respectively. During the three months ended September 2022 and 2021 the Company recognized impairment of internal use of software in the amount of $614 and $0, respectively, and during the nine months ended September 30, 2022 and 2021, the Company recognized impairment of internal use of software in the amount of $614 and $114, respectively, due to the abandonment of specific projects.

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

The Company recorded expenses included in transaction cost in the total amount of $384 and $942 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the outstanding associated balance was $15,747 with $133 of accrued expenses included in Other payables. As of December 31, 2021, the outstanding associated balance was $13,665 with $128 of accrued expenses included in Other payables.

The Warehouse Facility agreement includes certain affirmative and negative covenants that must be maintained by the Company and includes certain financial measures such as minimum tangible equity and minimum unrestricted cash at the Company level. As of September 30, 2022 and December 31, 2021, the Company was in compliance with all applicable covenants.

As of September 30, 2022 and December 31, 2021, the fair value of the debt approximates the book value due to the short time span between initiation and balance sheet date with the outstanding balance classified as Level 3 in the fair value leveling hierarchy as the inputs into the valuation are not observable.

NOTE 7 - OTHER PAYABLES

Composition of other payables, grouped by major classifications, is as follows:

	September 30,	December 31,
	2022	2021
Employee related compensation	$54,501	$47,007
Commissions payable	11,810	10,712
Accrued expenses	9,450	10,661
Lease liability	9,067	9,290
Other	2,160	1,704
Total other payables	$86,988	$79,374

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

NOTE 9 – WARRANTS

The Company has warrants that are exercisable for shares of the Company’s common stock. Warrants may only be exercised for a whole number of shares at an exercise price of $11.50. These warrants expire on June 25, 2026 or earlier if redeemed. At September 30, 2022, there were 25,158,086 warrants outstanding with a corresponding liability valued at $30,945. The warrants are considered to be a Level 1 fair value measurement due to the observability of the inputs. Note that 723,333 private placement warrants were forfeited at the close of the Reverse Recapitalization transaction.

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

Warrant
Liability
Fair value as of December 31, 2021	$59,877
Change in fair value	(28,932)
Fair value as of September 30, 2022	$30,945

Initial measurement as of June 25, 2021	$71,701
Change in fair value	(23,397)
Fair value as of September 30, 2021	$48,304

PAYONEER GLOBAL INC.

NOTE 10 – STOCK-BASED COMPENSATION

Stock Options and RSUs

The following table summarizes the options to purchase shares of common stock activity under our equity incentive plans for the nine months ended September 30, 2022:

Options
Outstanding at December 31, 2021	44,940,169
Granted	500,000
Exercised	(7,603,954)
Forfeited	(1,900,412)
Outstanding at September 30, 2022	35,935,803
Exercisable at September 30, 2022	28,035,432

The weighted average exercise price of the options outstanding as of September 30, 2022 was $4.46 per share.

The following table summarizes the RSUs activity under our equity incentive plans as of September 30, 2022:

Units
Outstanding December 31, 2021	9,725,027
Awarded	18,153,187
Vested	(2,194,649)
Forfeited	(1,804,219)
Outstanding September 30, 2022	23,879,346

In the nine months ended September 30, 2022, the Company granted options and RSUs that vest over a four-year period from the grant date.

On July 1, 2022, the Board of Directors approved the grant of equity awards to the Co-Chief Executive Officer of the Company who was appointed by the Board of Directors on May 24, 2022 (effective as of May 25, 2022), in accordance with the terms of his employment agreement. The total fair value of the equity awards granted was $14,534 and the associated expense will be recognized in accordance with the applicable conditions. The equity awards granted under the Company’s equity incentive plan consists of options and RSUs subject to certain vesting criteria including time, service and performance targets.

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

Each eligible employee enrolling for any offering period under the ESPP is required to designate a whole percentage of their monthly payroll to be withheld by the Company or the designated subsidiary employing such eligible employee on each payday during the applicable offering period. The designated deduction percentage may not be less than 1% and may not be more than 15% of the employee’s salary subject to a maximum $25 per year, unless otherwise determined by the Company for any specific offering period. Any offering period is comprised of one or more 6 months’ purchase periods, at the last trading day of each (a “Purchase Date”), the Company will use the total amount deducted from each participant, subject to quantity limitations determined by the Company for such offering period, to issue such participant with such number of Company shares based on a purchase price which shall not be less than 85% of the closing sales price for a Company share on the first trading day of the applicable offering period or on the relevant Purchase Date, whichever is lower. The fair value attributable to the plan was $1,646 as of September 30, 2022 and was measured using the Monte Carlo model. The expense associated with the ESPP recognized during the three and nine months ended September 30, 2022 was $823 and $1,234, respectively.

PAYONEER GLOBAL INC.

NOTE 10 – STOCK-BASED COMPENSATION (continued)

The impact on our results of operations of recording stock-based compensation expense under the Company’s equity incentive plans, including the ESPP, were as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Other operating expenses	$2,626	$1,860	$8,289	$5,486
Research and development expenses	2,779	1,405	7,380	3,457
Sales and marketing expenses	3,656	2,592	11,062	7,170
General and administrative expenses	4,464	2,733	11,592	7,444
Total stock-based compensation	$13,525	$8,590	$38,323	$23,557

NOTE 11 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Bank and processor fees	$21,222	$19,335	$61,746	$55,637
Network fees	3,160	3,780	10,094	6,123
Chargebacks and operational losses	1,624	631	2,906	2,382
Card costs	526	728	1,398	1,528
Capital advance costs, net of recoveries	987	(235)	2,093	5,546
Other	467	431	1,536	2,130
Total transaction costs	$27,986	$24,670	$79,773	$73,346

NOTE 12 - INCOME TAXES

The Company had an effective tax rate of 144% for the nine months ended September 30, 2022 compared to effective tax rate of 59% for the nine months ended September 30, 2021. The difference between the Company’s effective tax rate and the U.S. federal statutory rate was due to the result of foreign income taxed at different rates and the provision for a full valuation allowance in respect of tax benefits from carry forward tax losses due to the uncertainty of the realization of such tax benefits.

NOTE 13 – NET EARNINGS (LOSS) PER SHARE

The Company computes net loss per share using the two-class method required for participating securities. The two-class method requires income available to ordinary shareholders for the period to be allocated between shares of Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers any issued and outstanding convertible preferred shares to be participating securities as the holders of the convertible preferred shares, as the case may be, would be entitled to dividends that would be distributed to the holders of ordinary shares, on a pro-rata basis assuming conversion of all convertible preferred shares into ordinary shares. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss for the three and nine month period ended September 30, 2022 as well as the nine months ended September 30, 2021 presented was not allocated to the Company’s participating securities.

The Company’s basic net loss per share is calculated by dividing net loss attributable to ordinary shareholders by the weighted-average number of shares of ordinary shares outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of ordinary shares are anti-dilutive. The Earn-Out Shares (as such term is defined in the Reorganization Agreement) which were subject to the occurrence of certain conditions, were excluded from the diluted net loss per share calculation for the three and nine month period ended September 30, 2022, because the Earn-Out Shares conditions were not met at the end of the reporting period.

PAYONEER GLOBAL INC.

NOTE 13 – NET EARNINGS (LOSS) PER SHARE (continued)

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(26,452)	$837	$(1,819)	$(15,085)
Less dividends and revaluation attributable to redeemable and redeemable convertible preferred stock	—	—	—	33,632
Net income (loss) attributable to common stockholders	$(26,452)	$837	$(1,819)	$(48,717)
Denominator:
Weighted average common shares outstanding —
Basic	349,740,787	339,715,405	345,359,986	156,915,380
Add:
Dilutive impact of options to purchase common stock	—	33,835,289	—	—
Dilutive impact of private warrants	—	844,691	—	—
Weighted average common shares – diluted	349,740,787	374,395,385	345,359,986	156,915,380
Net income (loss) per share attributable to common stockholders — Basic earnings (loss) per share	$(0.08)	$—	$(0.01)	$(0.31)
Diluted earnings (loss) per share	$(0.08)	$—	$(0.01)	$(0.31)

Private warrants, options, RSUs, ESPP and Earn-Out Shares have been excluded from the computation of diluted net loss per share for the three and nine months period ended September 30, 2022 as their effect was anti-dilutive or the conditions were not met as of the end of the reporting period.

The Company’s potentially dilutive securities, which include stock options, preferred stock, warrants and deferred consideration related to the 2020 acquisition of Optile have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2021 as their effect was anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same, as shown in the above table.

PAYONEER GLOBAL INC.

The Company excluded the following potential common shares*, presented based on weighted average amounts outstanding from the computation of diluted net earnings (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Options to purchase common stock	30,228,328	—	31,006,169	30,874,781
Redeemable convertible preferred stock (as converted to common stock)	—	—	—	72,237,420
Private warrants	747,744	—	702,556	844,691
Total potentially dilutive securities	30,976,072	—	31,708,725	103,956,892

*Note that 25,158,125 Warrants and 30,000,000 Earn-Out Shares have been excluded from the computation of diluted net earnings per share as their effect was anti-dilutive or the conditions were not met as of the end of the reporting period.

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

NOTE 15 – SUBSEQUENT EVENT

On October 25, 2022, the Compensation Committee of the Board of Directors approved the grant of equity awards to the Chief Platform Officer of the Company, who commenced his employment with the Company on September 19, 2022, in accordance with the terms of his employment agreement. The equity awards granted under the Company’s equity incentive plan consists of RSUs subject to certain vesting criteria including time, service and performance targets.

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

Overview

Payoneer democratizes access to financial services and drives growth for millions of businesses of all sizes around the world. With a single connection to Payoneer’s global payment and commerce-enabling platform, our customers can manage their global financial operations and transact globally as easily as they do locally, empowering participation in the digital economy and driving growth for SMBs worldwide and the enterprises, marketplaces they do business with.

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

Our customers have trusted the Payoneer platform to process $44.4 billion and $40.5 billion in volume during the nine months ended September 30, 2022 and 2021, respectively, and $15.1 billion and $13.6 billion in volume in the three months ended September 30, 2022 and 2021, respectively.

Looking forward, we intend to continue to invest actively to grow our global platform, expand product development, extend our regulatory footprint, further automate our operations, increase new customer growth and make more acquisitions to accelerate our ability to deliver more value to customers around the world.

PAYONEER GLOBAL INC.

Key Development and Trends

Impact of Russia Ukraine Conflict

During 2022, a geopolitical and armed conflict between Ukraine and Russia culminated in several countries, including the U.S., imposing economic sanctions on Russia, Belarus, and certain territories in Ukraine, including on certain Russian and Belarussian banks and entities. Payoneer provides services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We are continually acting to comply with imposed sanctions and as we continue to reduce our payment services to Russia and Belarus customers, we are monitoring and assessing the impact the conflict may have on our results of operations. Thus far revenues in Ukraine have been better than our expectations at the onset of the conflict, while we expect further reduction of payments into Russia by the end of 2022. For the three and nine months ended September 30, 2022, Ukraine, Russia and Belarus, combined, accounted for slightly less than 10% of our revenue for each such period, of which Russia and Belarus, combined, accounted for less than 3% of our revenue for each such period. There was immaterial impact on revenue from Ukraine, Russia and Belarus during the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. Further escalation of the conflict may have a material effect on our results of operations.

Impact of the COVID-19 Pandemic

Beginning in January 2020, the COVID-19 pandemic impacted our teams, customers, and supply chains. Starting in March 2020, due to broader travel restrictions, global travel and tourism slowed, negatively impacting our travel customer base. Furthermore, the Federal Reserve cut interest rates to zero in mid-March 2020, negatively impacting our interest income revenues associated with underlying customer accounts. During 2022, global travel and tourism increased as many travel restrictions were lifted, positively impacting our travel customer base. Additionally, during 2022 the U.S. Federal Reserve raised the benchmark interest rate by 375 basis points (25 basis points in March, 50 basis points in May and 75 basis points each in June, July, September and November) to combat continuing rising inflation, which is widely expected to slow economic growth and consumption globally. Higher interest rates positively impact our interest income revenues associated with underlying customer accounts while slowing growth and consumption may negatively impact the sales growth of our customers and that resulting volume we generate. There are many uncertainties regarding the current trajectory of travel growth, interest rates, economic growth and other macroeconomic factors.

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

	Three months ended			Nine months ended
	September 30,		Increase/	September 30,		Increase/
	2022	2021	(Decrease)	2022	2021	(Decrease)

	(in thousands except percentages)
Revenues	$158,917	$122,651	30%	$444,065	$334,184	33%
Transaction costs	27,986	24,670	13%	79,773	73,346	9%
Other operating expenses	37,744	34,402	10%	107,895	93,026	16%
Research and development expenses	29,617	20,104	47%	82,139	55,298	49%
Sales and marketing expenses	41,081	29,589	39%	112,370	80,430	40%
General and administrative expenses	21,693	15,957	36%	60,013	44,637	34%
Depreciation and amortization	5,899	4,435	33%	15,525	13,463	15%
Total operating expenses	164,020	129,157	27%	457,715	360,200	27%
Operating loss	(5,103)	(6,506)	(22)%	(13,650)	(26,016)	(48)%
Financial income (expense):
Gain (loss) from change in fair value of Warrants	(15,095)	11,321	** %	28,932	23,397	24%
Other financial expense, net	(3,617)	(3,306)	9%	(11,136)	(6,865)	62%
Financial income (expense), net	(18,712)	8,015	** %	17,796	16,532	8%
Income (loss) before taxes on income and share of gain (loss) of associated company	(23,815)	1,509	** %	4,146	(9,484)	** %
Taxes on income	2,635	662	** %	5,976	5,590	7%
Share in gain (loss) of associated company	(2)	(10)	(80)%	11	(11)	** %
Net income (loss)	$(26,452)	$837	** %	$(1,819)	$(15,085)	(88)%

**Not meaningful

Revenues

Revenues were $158.9 million and $444.1 million for the three and nine months ended September 30, 2022, an increase of $36.3 million and $109.9 million, or 30% and 33% respectively, compared to the prior-year period and were driven by a combination of a growth in number of customers, growth in several emerging markets, an increase in interest income due to rising interest rates as well as an increase in customer balances, and non-volume based services for enterprises and marketplace customers.

Transaction costs

Transaction costs were $28.0 million for the three months ended September 30, 2022, an increase of $3.3 million, or 13%, compared to the prior-year period, due primarily to an increase in capital advance related costs of $1.2 million, and a decrease in payment network incentives of $0.6 million that are earned by achieving certain volume-related milestones. Excluding these drivers, transaction costs

PAYONEER GLOBAL INC.

increased by $1.5 million or 5% while volume increased by 11% during the three months ended September 30, 2022 as compared to the prior-year period. Transaction costs grew at a lower rate than volume due to improved commercial terms, internal platform optimizations, and cost structure benefits from increased transaction volumes.

Transaction costs were $79.8 million for the nine months ended September 30, 2022, an increase of $6.4 million, or 9%, compared to the prior-year period mainly due to an increase in volume by 9% during the nine months ended September 30, 2022 as compared to the prior-year period. In addition, capital advance related costs decreased by $3.5 million offset by a decrease in payment network incentives of $4.0 million that are earned by achieving certain volume-related milestones during the nine months ended September 30, 2022 as compared to the prior-year period.

Other operating expenses

Other operating expenses were $37.7 million for the three months ended September 30, 2022, an increase of $3.3 million, or 10%, compared to the prior-year period. The increase was driven by an increase of $3.8 million in employee compensation, benefits and other employee-related expenses, mainly as a result of an increase in employee headcount, and an increase of $1.3 million in information technology expenses to support our growing volume and business requirements, offset by a $2.3 million reserve recorded by the company in the third quarter of 2021 relating to one of the Company’s issuing banks, which entered into a liquidation process.

Other operating expenses were $107.9 million for the nine months ended September 30, 2022, an increase of $14.9 million, or 16%, compared to the prior-year period. The increase was driven by an increase of $12.4 million in employee compensation, benefits and other employee-related expenses, mainly as a result of an increase in employee headcount, and an increase of $4.1 million in information technology expenses to support our growing volume and business requirements, offset by a $2.3 million reserve recorded by the company in the third quarter of 2021 relating to one of the Company’s issuing banks, which entered into a liquidation process and a $1.1 million regulatory settlement reached in 2021.

Research and development expenses

Research and development expenses were $29.6 million for the three months ended September 30, 2022, an increase of $9.5 million, or 47%, compared to the prior-year period. The increase was driven by an increase of $5.9 million in employee compensation, benefits and other employee-related expenses mainly as a result of an increase in employee headcount in our research and development groups. In addition, we experienced an increase of $2.7 million in third-party contractor and consultant expenses, and information technology expenses incurred by our research and development team to support our growing volume and business requirements.

Research and development expenses were $82.1 million for the nine months ended September 30, 2022, an increase of $26.8 million, or 49%, compared to the prior-year period. The increase was driven by an increase of $18.8 million in employee compensation, benefits and other employee-related expenses mainly as a result of an increase in employee headcount in our research and development groups. In addition, we experienced an increase of $6.1 million in third-party contractor and consultant expenses, and information technology expenses incurred by our research and development team to support our growing volume and business requirements.

Sales and marketing expenses

Sales and marketing expenses were $41.1 million for the three months ended September 30, 2022, an increase of $11.5 million, or 39%, compared to the prior-year period. The increase was driven by an increase of $6.2 million in employee compensation, benefits and other employee-related expenses mainly as a result of an increase in the employee headcount in our sales and marketing groups, an increase of $2.4 million in higher spending on marketing programs, and an increase of $1.8 million in third-party contractor and consultant expenses, and information technology expenses incurred by sales and marketing team to support our growing volume and business requirements.

Sales and marketing expenses were $112.4 million for the nine months ended September 30, 2022, an increase of $31.9 million, or 40%, compared to the prior-year period. The increase was driven by an increase of $16.2 million in employee compensation, benefits and other employee-related expenses mainly as a result of an increase in the employee headcount in our sales and marketing groups, an increase of $7.1 million in higher spending on marketing programs, an increase of $3.4 million in third-party contractor and consultant expenses, and information technology expenses incurred by sales and marketing team to support our growing volume and business requirements, and an increase of $2.5 million in third-party commissions which corresponds to our revenue growth.

PAYONEER GLOBAL INC.

General and administrative expenses

General and administrative expenses were $21.7 million for the three months ended September 30, 2022, an increase of $5.7 million, or 36%, compared to the prior-year period. The increase was driven by an increase of $4.1 million in compensation, benefits and other employee-related expenses mainly as a result of an increase in the employee headcount among human resources, information technology and corporate management, and an increase of $1.7 million in consultant expenses to support our growing business requirements.

General and administrative expenses were $60.0 million for the nine months ended September 30, 2022, an increase of $15.4 million, or 34%, compared to the prior-year period. The increase was driven by an increase of $12.4 million in compensation, benefits and other employee-related expenses mainly as a result of an increase in the employee headcount among human resources, information technology and corporate management, an increase of $2.4 million in consultant expenses to support business requirements, and an increase of $1.9 million in insurance expenses mainly as a result of incremental D&O insurance incurred as a public company. This was offset by transaction costs of $5.1 million incurred in 2021 related to the Reorganization.

Depreciation and amortization expenses

Depreciation and amortization was $5.9 million and $15.5 million for the three and nine months ended September 30, 2022, an increase of $1.5 million and $2.1 million, or 33% and 15% respectively, compared to the prior-year period primarily driven by an increase in impairment of internal use of software as well as an increase in depreciation of property and equipment costs.

Financial income and expense, net

Financial expense, net was $18.7 million for the three months ended September 30, 2022, a decrease of $26.7 million, compared to the prior-year period primarily driven by change in fair value of warrants of $26.4 million.

Financial income, net was $17.8 million for the nine months ended September 30, 2022, an increase of $1.3 million, or 8%, compared to the prior-year period primarily driven by change in fair value of warrants of $5.5 million, an increase of $2.2 million in interest income on corporate cash balances, offset by a revaluation of foreign currency balances and bank fees.

Income tax

Income tax expense was $2.6 million and $6.0 million for the three and nine months ended September 30, 2022, an increase of $2.0 million and $0.4 million, compared to the prior-year period primarily driven by the result of taxes associated with our foreign subsidiaries.

Starting on January 1, 2022, Internal Revenue Code (“IRC”) Section 174 eliminates the option to deduct certain research and development expenses and requires United States taxpayers to capitalize and amortize them over five years for activities performed in the United States and 15 years for activities performed outside the United States. Congress is considering legislation to repeal, replace, delay, or modify the provision in the current year or retroactively. If the requirement is not repealed or replaced, it could materially impact our U.S. federal and state taxable income in 2022 and future years utilizing our cumulative net operating losses.

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

PAYONEER GLOBAL INC.

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

As of September 30, 2022, we had $507.9 million of cash and cash equivalents.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing, and financing activities for the following comparative periods.

	Nine months ended September 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$44,326	$10,788
Net cash used in investing activities	(13,942)	(4,539)
Net cash provided by financing activities	655,735	686,881
Effect of exchange rate changes on cash and cash equivalents	(3,369)	(1,350)
Change in cash, cash equivalents, restricted cash and customer funds	$682,750	$691,780

Operating Activities

Net cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items and changes in other assets and liabilities. Net cash provided by operating activities was $44.3 million for the nine months ended September 30, 2022, an increase of $33.5 million, compared to cash provided by operating activities of $10.8 million for the nine months ended September 30, 2021.

For the nine months ended September 30, 2022, the Company had $1.8 million of net loss, which includes non-cash expenses of $39.1 million of share-based compensation and $15.5 million in depreciation and amortization expenses, offset by a $28.9 million gain for change in fair value of Warrants. Net income was also adjusted for changes in current assets and liabilities including a net inflow of $17.8 million related to Capital Advances.

For the nine months ended September 30, 2021, the Company had a net loss of $15.1 million, which includes non-cash expenses of $23.7 million of share-based compensation and $13.5 million in depreciation and amortization expenses, offset by a $23.4 million gain for change in fair value of Warrants. Net income was also adjusted for changes in current assets and liabilities including a net inflow of $9.3 million related to Capital Advances.

PAYONEER GLOBAL INC.

Investing Activities

Net cash used in investing activities was $13.9 million for the nine months ended September 30, 2022, an increase of $9.4 million compared to net cash used in investing activities of $4.5 million for the nine months ended September 30, 2021. This decrease was predominantly related to a $17.3 million outflow of funds related to purchases of property, equipment and software as well as capitalization of internal use software compared to $13.5 in the prior year and as well as a lower balance of customer funds in transit in the current year compared to the previous year.

Financing Activities

Net cash provided by financing activities was $655.7 million for the nine months ended September 30, 2022, a decrease of $31.2 million compared to $686.9 million for the nine months ended September 30, 2021. This predominantly the absence of the inflow of funds related to the Reverse Recapitalization partially offset by a larger increase in outstanding operating balances during the current period as compared to prior-year period.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in millions)
Volume	$15,131	$13,615	$44,387	$40,535

Volume grew 11% and 9% for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively, driven by a combination of customer acquisition including growth in B2B AP/AR, new marketplace partnerships, continued acceleration of travel, and continued overall growth in digital commerce.

Revenue

The Company generates revenues mainly from transaction fees, which are generally driven by transaction volumes. Transaction fee revenue principally consists of fees for withdrawals and usage. In addition, the Company generates revenue from non-volume-based products and services which are based on a fixed fee. We believe that Revenue demonstrates our ability to monetize on volumes. Our revenues can be impacted by the following:

(i)	Mix in customer size, products, and services;
(ii)	Mix between domestic and cross-border transactions;
(iii)	Geographic region or country in which a transaction occurs; and
(iv)	Pricing and other market conditions including interest rates.

Management closely monitors volume and revenue to ensure that we continue to grow funds and business activity that enters the platform, expanding overall scale and reach of business.

PAYONEER GLOBAL INC.

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

Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Net income (loss)	$(26,452)	$837	$(1,819)	$(15,085)
Depreciation and amortization	5,899	4,435	15,525	13,463
Taxes on income	2,635	662	5,976	5,590
Other financial expense, net	3,617	3,306	11,136	6,865
EBITDA	(14,301)	9,240	30,818	10,833
Stock based compensation expenses(1)	13,525	8,590	38,323	23,557
Reorganization related expenses(2)	—	—	—	5,087
Share in loss (gain) of associated company	2	10	(11)	11
M&A related income(3)	(1,588)	(390)	(2,323)	(1,464)
Loss (gain) from change in fair value of Warrants(4)	15,095	(11,321)	(28,932)	(23,397)
Adjusted EBITDA	$12,733	$6,129	$37,875	$14,627

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

Interest Rate Sensitivity

Our cash and cash equivalents as well as customer funds as of September 30, 2022, were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents as well as customer funds would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity, if necessary, to reduce our risk. A hypothetical 1% increase or decrease in interest rates could have a material effect on our financial results based on the customer funds balance as of period-end.

Any future borrowings incurred under our Warehouse Facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above), not to exceed 10.5% per annum for all outstanding balances.

Foreign Currency Risk

Most of our revenue is earned in U.S. dollars, and therefore most of our revenue is not currently subject to significant foreign currency risk. Our foreign currency exposure includes currencies of the countries in which our operations are located as well as currencies in which the platform services ours customers and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Japanese Yen, Vietnamese Dong, Chinese Yuan, South Korean Won, New Israeli Shekel, United Arab Emirates Dirham, Philippine Peso, Turkish Lira, Indian Rupee, and Hong Kong Dollar.

In addition, some of our services include the opportunity for Payoneer to generate revenues from optimizing foreign exchange as part of the payment delivery process. Our ability to generate such revenues is partially dependent on external factors such as market conditions as applicable regulations and our ability to negotiate with third party financial institutions. The impact of these efforts to optimize foreign exchange can be material to revenues and earnings.

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

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply until we are no longer considered an EGC, which will be the last day of our fiscal year 2022, or until the lapse of the applicable transition periods.

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

PAYONEER GLOBAL INC.

filed or submitted under the Exchange Act is accumulated and communicated to management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Date: November 9th, 2022