Form 10-K
period 2022-12-31
Payoneer Global Inc.
filed 2023-02-28
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	⌧	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2022, the last business day of the registrant's most recently completed fiscal year, was $1,524,736,539 based upon the closing price reported for such date on the Nasdaq Global Market.

As of February 21, 2023, there were 354,362,264 shares of the registrant’s common stock, par value $0.01 per share outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

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

The forward-looking statements are based on the current expectations of Payoneer Global Inc.’s (“Payoneer”) management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: (1) changes in applicable laws or regulations; (2) the possibility that Payoneer may be adversely affected by geopolitical and other economic, business and/or competitive factors; (3) Payoneer’s estimates of its financial performance; (4) the outcome of any legal proceedings; and (5) other factors described under the heading “Risk Factors” discussed and identified in public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by Payoneer.

Should one or more of these risks or uncertainties materialize or should any of the assumptions made by the management of Payoneer prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

All subsequent written and oral forward-looking statements concerning the matters addressed in this Annual Report on Form 10-K and attributable to Payoneer or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K. Except to the extent required by applicable law or regulation, Payoneer undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business.

Unless the context otherwise requires, the “Company”, “Payoneer”, “we,” “our,” “us” and similar terms refer to Payoneer Inc. for the period prior to the Closing Date (as defined below) and to Payoneer Global Inc., for the period thereafter.

Overview

Payoneer is a financial technology company empowering the world’s small and medium-sized businesses (“SMB(s)”) to transact, do business and grow globally. Payoneer was founded in 2005 with the belief that talent is equally distributed, but opportunity is not. It is our mission to enable anyone anywhere to participate and succeed in the global digital economy. In the 18 years since our founding, we have built a global financial platform that has already made it easier for millions of SMBs, particularly in emerging markets, to pay and get paid, manage their funds, and grow their business.

Payoneer’s cross-border payment solutions makes it easier for SMBs to pay and get paid quickly, reliably, and cost-effectively, regardless of where they do business. Our core value proposition for customers is the Payoneer Account, which is a secure, regulated payment infrastructure platform that offers a global, multi-currency account to businesses of any size from almost every country.

Payoneer serves SMBs worldwide in a wide variety of industries. They are exporters selling goods cross-border to consumers and businesses, freelancers and businesses capitalizing on the digitization of the workplace and remote work, services companies exporting their capability to international clients, vacation rental hosts reopening after the pandemic, and digital creators delivering their content to customers around the world and more. Given the diverse nature of Payoneer’s customers and their businesses, our revenues experience seasonal fluctuations as a result of consumer and businesses spending patterns.

Our SMB customers have similar financial needs to larger companies, including the need to find customers, manage their business, get paid quickly and reliably and make cost-effective payments everywhere they do business, manage their supply chain, identify new growth opportunities, access capital, and manage risk. Payoneer provides a broad range of services to enable SMBs to more easily build, manage, and grow their business globally.

We built a financial network for the future of global trade which spans more than 190 countries and territories. In 2022, Payoneer supported transactions in over 7,000 unique trade corridors and enabled local settlement in more than 100 countries. Our global platform is built on bank-grade security, stability and redundancy. Our ability to reach and serve customers at scale is supported by our modern technology infrastructure, our ability to offer a broad product suite, a global operations team, and data and machine learning capabilities.

We have also built a meaningful brand in the global digital commerce ecosystem. This awareness allows us greater leverage with our marketing efforts. The majority of new customers that sign up to Payoneer come organically to our website, and we get many additional customers from customer referrals and via our partners. This reduces our cost of customer acquisition, improving the efficiency of our sales and marketing efforts. In addition, we have sales teams based in key market hubs around the world, host dozens of virtual and physical events annually that attract tens of thousands of businesses to help them connect and learn about new growth opportunities, and market online in targeted channels.

We have grown rapidly since our founding. In the year ended December 31, 2022, our volume and revenue grew by 8% and 33%, respectively, compared to the year ended December 31, 2021. Volume was $61.3 billion and $56.7 billion and revenue was $627.6 million and $473.4 million for the years ended December 31, 2022 and 2021, respectively.

Global Trends: A Changing World Drives Unmet Needs and Opportunity

Since our founding, we have focused our efforts on several powerful secular trends that are creating significant opportunities for new types of services and service providers.

Digitalization is Accelerating

More people and businesses are engaging a greater amount of their activities online than ever before, driving the rapid growth of digital commerce for businesses and consumers all over the world. Business-to business (“B2B”) digital commerce is even bigger than retail eCommerce and according to third-party research has grown even more quickly than consumer eCommerce, with B2B digital commerce industry volume expected to be $42.7 trillion by 2026.

Cross-border Commerce is a Substantial and Growing Portion of Digital Commerce

The growth of digitalization has also eased the ability for people and businesses in different places around the world to communicate, interact and transact. As a result, we have seen dramatic growth of cross-border activity of many types, including content consumption, communication, and commerce. This growth in cross-border commerce is changing the way people buy and sell and increasing the opportunity and need for new payment and commerce-enabling solutions to support cross-border trading businesses.

At the same time however, global businesses routinely have to deal with local requirements in each of the markets with which they trade, requiring them to manage multiple strategic banking relationships globally and resulting in increased cost and delay. Establishing a banking relationship in each market, for example, is often hard to achieve, very time consuming and difficult to complete remotely, requiring meaningful investment. For digital businesses that operate online, it is difficult to find one partner that can help them cover the globe. To optimize their global business, digital merchants have needed to work with and manage multiple partners that are optimized for each region in which they sell.

Emerging Markets are Driving Global Economic Growth

Emerging markets account for half of global GDP and 2/3 of global GDP growth over the past decade. Emerging markets are home to more than half of the world’s population and have a median age of 34. Constrained by limited local markets and resources, many of these SMBs are digitally native and global from inception. Many markets have leapfrogged their developed economy counterparts on the export stage.

Despite their digital maturity, many SMBs doing business in these emerging markets have access to only the most basic services offered by their local financial institutions. Global banking and payment services mostly remain out of reach, forcing emerging market SMBs to seek alternative methods of payment. Payoneer taps into the growth opportunity of these markets by enabling the SMBs in these markets to do business globally.

Marketplaces and Platform Ecosystems are Growing Rapidly

A key driver and beneficiary of these trends is the emergence of marketplaces and platforms as aggregators of digital commerce. They bring together large numbers of buyers and sellers from a wide range of geographies and across a variety of categories, including eCommerce, B2B, digital services, remote work, travel customer base, content creation, gaming, e-learning, accounting services and more.

Marketplaces and platforms represented over 67% of consumer digital commerce in 2021, up from 62% in 2020, growing faster than digital commerce in general. The marketplace business model has become very global and Payoneer now works with marketplaces and platforms in Asia, Europe, the Middle East, Africa, South America, and North America. We support these marketplaces in their relationships with sellers of goods, services, content, vacation rentals and more from over 190 countries and territories around the world. Our view across multiple marketplaces also allows us to identify industry-wide bad actors and cancel their account across the entire ecommerce ecosystem. This can help stop both active fraud and prevent future fraud on unsuspecting platforms.

As sellers gain scale and expertise on these marketplaces, they are also looking to invest in building their own brand to diversify their business and sell omnichannel. These SMBs want to grow beyond the marketplace ecosystems through direct-to-consumer webstore sales.

Global Regulatory and Compliance Requirements are Constantly Evolving

Global cross-border payments are a highly regulated industry and continuous changes in the regulatory and compliance landscape means scale, expertise, and technology are critical to doing business successfully. Most traditional financial institutions and even modern fintech companies lack experience in emerging markets and the ability to manage scaled customer onboarding and risk management to cover the world. This presents a significant competitive advantage for Payoneer.

For example, to manage a global base of sellers requires a marketplace to implement a compliance program, address challenges of money laundering and terrorist financing and deal with complex risk management challenges. As a result, many marketplaces have historically limited the number of cross-border sellers and the number of countries from which sellers can join. There are few solutions available to deal with these challenges on a multi-national basis, and the solutions that have begun to emerge are neither comprehensive nor uniform in their geographic coverage or quality. This creates challenges for financial institutions and other companies that look to serve these global platforms. Payoneer has built robust compliance infrastructure and has nearly two decades of experience navigating the risk challenges associated with cross-border payments, particularly into emerging markets.

The Payoneer Account for SMBs

Payments are at the heart of commerce and are the foundation of our ecosystem. Many of our customers interact in networks where both parties are Payoneer customers and by operating together on the Payoneer platform they are able to transact seamlessly, in real-time. Every payment a business accepts or makes also creates an opportunity to develop a deeper understanding of their business. We use these data insights to build additional services, which in turn accelerate commercial activity, increase volume, bring more customers into our network, and further strengthen our ecosystem. The power of the Payoneer platform emanates from the following components:

Platform that Enables Global B2B

The Payoneer platform is built to serve businesses of all sizes and be a true enabler of global B2B commerce. The opportunity is vast with B2B commerce representing a larger market than consumer commerce globally. Our platform can onboard businesses of all sizes from over 190 countries and territories and provides them access to financial services that are frictionless, interconnected and natively global and digital.

Our customers use their Payoneer Account to collect funds from all over the world, with sources including large marketplaces, trading partners, corporate buyers and other small firms. They use Payoneer to manage their funds in the currencies they want and need, and move their money where it needs to go. They can send funds to their local bank account, pay for expenses using our Commercial Mastercard, make payments through our In-Network ecosystem, and pay suppliers. They can also access working capital from Payoneer to invest for growth.

Drive Growth Through Modern Technology and Global Reach

Payoneer delivers technology-based services to our customers through a proprietary modern technology infrastructure that includes robust and secure application programming interfaces (“APIs”) as well as web and mobile applications and machine learning infrastructure. Our platform supports millions of transactions and hundreds of thousands of new applicants monthly and tens of billions of dollars of volume annually. We build and maintain most of the systems we use to deliver service to our customers, including our customer-facing systems, back-office systems, risks management and compliance systems. We also rely on a wide range of third-party systems for specialized capabilities, which are integrated into our proprietary platform. We continuously make significant investments in cybersecurity infrastructure and processes to protect our systems and data from breaches.

Trusted Brand Supported by Local Teams

Payoneer’s customers come from over 190 countries and territories. To effectively serve this global customer base, we have teams in developed and emerging markets, including primary hubs in the US, Israel, Hong Kong, Philippines and China that provide operational support. These teams provide around the clock customer care in dozens of languages across multiple channels (mobile, online, chat, email, phone and social media). Our broad range of support includes customer care, account management, customer approvals, payment review and approvals, risk management, card operations, customer implementations and configuration management. In addition, we have extensive infrastructure to support our enterprise accounts in each of the jurisdictions in which we operate. As a result, we are able to provide global coverage for our customers, ensuring no matter where they come from or where they do business, we can help make global business local for them.

In 2022, Payoneer returned to hosting face-to-face customer events in many key markets worldwide, including a seven-city roadshow through India. These events gave us the opportunity to meet with and build deeper relations with thousands of SMBs. These events are geared towards growing businesses that are looking to learn new ways to expand and get connected to our ecosystem of partners. We create unique content, combining our data, customer surveys and expert analysis to emphasize trust, empowerment, partnership and connection to the world. We reinforce this commitment with our global and local teams that provide support and produce resources that focus on addressing key questions, opportunities, and challenges for our customers.

Data Creates Competitive Advantages and Delivers Value to Customers

We have built machine-learning models leveraging the data that we collect in the ordinary course of our operations and services in a manner compliant with applicable privacy and data protection rules and regulations. These models enable us to make informed predictions to better serve our customers’ needs. For instance, we apply our machine-learning models in key areas such as lifetime value assessment, risk management and working capital underwriting. Utilizing these unique data insights, we are able to offer new valuable solutions, drive growth and improve our profitability. We believe this data has a virtuous cycle and can create a sustainable advantage as these insights enable us to do more business in a better way, which then provides even more data that we can use to refine and enhance our capabilities and performance.

Robust and Scalable Compliance, Risk & Regulatory Infrastructure

We implement a comprehensive Anti-Money Laundering/Combatting Terrorist Financing (AML/CTF) and Sanctions Program in compliance with the laws of the jurisdictions where Payoneer is regulated. Through our AML/CTF program we manage the compliant onboarding and ongoing monitoring of our customers, who come from more than 190 countries and territories worldwide. Our Know Your Customer (KYC) and Customer Due Diligence (CDD) processes are managed through a proprietary infrastructure and dedicated team, combining automated tools and operational processes with regular audits and reviews to test and monitor for compliance. We have also built a sophisticated risk management infrastructure to address the risks of digital commerce and a global risk management platform to manage the risks of supporting billions of dollars of volume in over 7,000 trade corridors globally for millions of platform participants. As of December 31, 2022, we are in good standing in all of the jurisdictions in which we operate around the world.

We are regulated as a non-bank financial institution in key markets around the world, namely the United States, Europe, Hong Kong, Japan and Australia. In the United States, we are registered as a Money Service Business and are licensed as a Money Transmitter in all U.S. states in which such licenses are necessary and the District of Columbia and Puerto Rico. We also have regulatory authorizations in India, where we act as an Online Payment Gateway Service Provider, approved by the Reserve Bank of India. Payoneer Europe Limited is an authorized e-money institution in Ireland covering the European Economic Area (EEA) and serving the United Kingdom until the end of its temporary permission to do so and holds a license with Mastercard to issue cards. Payoneer Payment Services UK Ltd is an Electronic Money Institution authorized by the United Kingdom’s Financial Conduct Authority and will start serving the United Kingdom prior to the end of Payoneer Europe Limited’s temporary permission. Payoneer Hong Kong Limited is a licensed Money Services Operator with the Customs and Excise Department in Hong Kong. Payoneer Japan Limited is a Registered Fund Transfer Service Provider with the Kanto Finance Bureau in Japan. Payoneer Australia Pty Limited is licensed by the Australian Securities and Investment Commission to deal in non-cash payment products. Payoneer terms and conditions are provided to our customers from one or more of our regulated entities, each of which is obligated to implement compliance programs, protect customer funds and meet the other regulatory obligations under the supervision and oversight of the local regulators.

Sophisticated Global Banking and Treasury Infrastructure

With customers coming from and doing business all over the world, Payoneer has invested significantly in building a proprietary global banking infrastructure. We work with more than 80 banks and payment providers and are connected into well over 100 local clearing systems through which we can deliver payments locally to customers, in exact amounts, in their local currency. We have invested heavily in innovative and reliable systems, including our smart routing platform and a global treasury team, which automates global payment routing while ensuring that we maintain an appropriate amount of money in the right jurisdictions to support anticipated transaction activity. In addition, we focus on redundancy in our global infrastructure, providing us with multiple ways to settle with customers.

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

B2B Accounts Payable / Accounts Receivable (AP/AR) Services

Payoneer offers B2B AP/AR services to enable SMBs the ability to pay and get paid by their trading partners around the world quickly, locally and cost-effectively. These include enabling SMBs to pay their suppliers one by one or in bulk, create and manage invoices, bill customers in multiple currencies, and enable buyers to pay with convenient local or global payment methods, regardless of where the seller comes from.

Global Multi-Currency Account

The core Global Multi-Currency Payoneer Account enables SMBs to receive payments in multiple currencies. Our SMB customers can receive funds from marketplaces, buyers, trading partners and more. They can accept payments locally in the country where their buyer is located in the buyer’s local currency. Once the funds are in the Global Multi-Currency Account, they are available to the customer in the currency in which they were originally received and free to use as the customer decides, including repatriating to their home market, withdrawing into a local bank account or paying their suppliers. Many of our customers find significant value in the ability to hold and transact in multiple currencies, particularly if they are doing business from countries or regions that face significant macro uncertainties and/or currency fluctuations.

Physical & Virtual Commercial Cards

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

Working Capital

Payoneer has introduced services to provide SMBs with access to working capital with amounts advanced ranging from $50 to more than $1 million. We leverage machine learning models and underwriting processes that enable us to effectively manage risk while providing a valuable service to our customers. We fund these obligations through a mix of balance sheet cash and warehouse financing facilities.

Merchant Services

Payoneer Checkout is a new offering that enables SMBs to accept payments on their webstores from buyers globally. Funds are consolidated in their Payoneer Multi-Currency Account, enabling SMB customers to unify their business across sales channels and better track all their global sales activities. The product went live in Hong Kong and is expected to be rolled out to additional regions in 2023.

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

ERP and Partner Integrations

As a technology-driven platform, Payoneer integrates with a wide range of partners to extend the Payoneer ecosystem and deliver more value to our customers. We use APIs to integrate with a wide variety of partners across categories that include accounting software providers, ERP systems, logistics companies, sourcing platforms, mobile wallets, advertising platforms, marketplaces and more. These APIs integrations and partnerships enable us to provide a range of important functionality including:

●	integrating Payoneer into the systems our customers use to operate their businesses, allowing them to see their transaction data and order management data in one place;

●enabling partners to provide us with supplemental data to use for underwriting working capital;

●	facilitating our partners to debit the balances of Payoneer customers to make purchases or to settle into their bank accounts; and

●initiating invoicing or payments through Payoneer from accounting software systems.

Payoneer for Banks

Payoneer for Banks enables banks, mobile wallets, neobanks and other providers of financial services to SMBs to partner with Payoneer. Through Payoneer for Banks, partners on four continents now offer their customers the ability to sign up for Payoneer and access their Payoneer Global Multi-Currency Account through their online account or mobile app and to settle funds in near-real time from Payoneer directly into their local bank account. Payoneer for Banks partners integrate Payoneer APIs to embed Payoneer services into their technology.

Our Growth Strategy

Payoneer is solving key customer needs through our differentiated product offering and platform, and we are well positioned to capture significant growth opportunities from long-term secular trends. We intend to drive continued growth by focusing on a few key areas:

Leverage Market Momentum and Scale

We see exciting opportunities to continue to grow B2B AP/AR, as well as in marketplace ecosystems, with both marketplaces and marketplace sellers. These represent large market opportunities with strong growth trends, in which we believe Payoneer has competitive advantages that position us to continue to grow for years to come. These are also businesses of a large enough scale that we expect these will be the primary drivers of volume and revenue growth for Payoneer in the near term.

Scale B2B AP/AR Services - We believe that we are in the very early stages of building our B2B AP/AR business and that there are many growth opportunities ahead. To enable these opportunities, we have integrated B2B AP/AR into our global SMB sales efforts and are securing relationships with larger sellers. We have also created APIs that enable partners to integrate the B2B AP/AR services into their SaaS offerings for their customers; we continue to add more ways for buyers to pay and sellers to get paid like global wires and open banking in Europe; and we continue to improve customer experience and risk management. There are important network effects on the B2B AP/AR services. These network effects contribute to Payoneer’s low cost of customer acquisition and positive volume retention, as network effects create stickiness that keep customers on our platform.

Marketplace Ecosystems - We see many opportunities to continue to grow as a key partner for marketplaces and SMB marketplace sellers around the world. Our growth strategy for marketplace ecosystems leverages our unique global footprint, network of SMBs, compliance and risk capabilities. These are growth-enabling tools that allow us to (i) increase volume with our existing marketplaces as those ecosystems continue to grow; (ii) secure relationships with additional marketplaces, including social and other consumer internet platforms that have announced their intention to become marketplaces, which further grows volume and provides additional channels for Payoneer’s SMBs to grow; (iii) expand to new categories; (iv) help consumer platforms scale up their eCommerce capabilities by introducing SMB relationships through our Green Channel program; and (v) expand the range of services we provide to marketplaces.

Expand Partnership Ecosystems

As a global platform that has attracted millions of customers around the world, we have been building momentum with many different types of partners that deliver more value and improved customer experience for Payoneer customers and accelerate cost-effective acquisition of new customers. We have partnered with SaaS platforms, mobile wallets, banks, marketplaces, advertising platforms, accounting firms, logistics companies and sourcing platforms, among others. These partnerships cover a broad range of activities, including collaborating with marketplaces and SaaS platforms to offer Working Capital to SMBs; working with a leading sourcing platform to enable customers to source goods directly through their Payoneer Account; partnering with a global bank to leverage our merchant services platform to secure important new customer relationships; and collaborating with a leading SMB accounting software platform to offer integrated services.

Product Extension to Deliver More Value to Existing Customers and Target New Customers

We are making meaningful investments in additional growth opportunities that we believe will deliver significant value to our existing customers and also enable Payoneer to target large pools of new customers around the world. Three nascent growth opportunities we are actively investing in are Merchant Services, Working Capital and Commercial Cards. Each of these represents a very large market opportunity and we believe we are well-positioned to leverage our global platform, brand, sales teams, compliance and risk capabilities and more to scale these and deliver unique value to customers. While we expect these to collectively consume meaningful investment dollars over the next few years, they are an important part of how we will continue to scale our global platform and revenues over the next several years. These new services are expected to help us to further accelerate our payback period for new customers and drive more value per customer.

Pursue Strategic M&A

Following our acquisition of optile GmbH (now, Payoneer Germany GmbH) (“optile”) in 2020, we believe there are many more opportunities to leverage our global platform, regulatory and compliance infrastructure, technology, brand and team to deliver additional value to more customers more quickly if we supplement our organic product development with targeted acquisitions that add new capabilities or drive greater efficiency to our platform. In addition, we have a large SMB customer base that maintains long-term relationships with Payoneer, which offers us the opportunity to acquire companies with synergistic product offerings for our customers. We have built a team to lead our efforts to identify strategic growth opportunities that we believe are best suited to pursue through acquisition.

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

There are also myriad types of payment providers that offer global payment services including global treasury banks that serve large corporate accounts; small local banks that focus on serving local SMBs; FX companies that focus on serving SMB importers and exporters; global digital payment platforms like PayPal, Ant Group, or Wise; global card networks; Neobanks; SMB-focused B2B payment providers like Bill.com; mass payout service providers that specialize at providing services to enterprises and marketplaces, SMB AP/AR SaaS providers; merchant service providers that sell services to marketplaces like Adyen, Braintree and Stripe; and local companies that focus on enabling SMBs in one or more local markets to sell on digital marketplaces globally. For example, in China we face competition from a number of local payment providers. In some cases, marketplaces will provide their own payment capabilities to support payments to sellers.

While competitive factors and their relative importance can vary based on the size, the industry and the geographic reach of our partners and merchants, we believe we compete primarily on the basis of the quality and functionality of our platform, customer service, data security, pricing and innovation. We believe we compete favorably with respect to all of these factors.

Regulation

Payments Regulation. Various laws and regulations govern the payments industry in the U.S. and globally. Payoneer is licensed in multiple jurisdictions and serves customers in over 190 countries and territories worldwide, from such licensed locations. Payoneer Inc. is a Money Service Business registered with the U.S. Treasury’s Financial Crimes Enforcement Network (FinCEN). Payoneer Inc. is a licensed money transmitter under the laws of all U.S. states where such license is necessary, the District of Columbia and Puerto Rico. The Money Transmitter license for Nevada is held by Payoneer US LLC, a subsidiary of Payoneer Inc. due to Nevada’s requirements. These licenses support the full range of Payoneer Account and Mass Payout payment services and among other activities, subject us to reporting requirements, bonding requirements, limitations on the investment of customer funds and inspection by state regulatory agencies.

Outside the U.S., we provide localized versions of our services to customers through various foreign subsidiaries. The activities of those non-U.S. entities are, or may be, supervised by a financial regulatory authority in the jurisdictions in which they operate and under which they are licensed to provide services. For example, in Europe we are licensed in Ireland by the Central Bank of Ireland (authorized pursuant to EU passporting rules to provide payment services under its license in all countries in the European Economic Area). These regulatory authorities include, the Australian Securities and Investment Commission in Australia, the Customs and Excise Department in Hong Kong, the Kanto Finance Bureau in Japan, and the Financial Conduct Authority in the United Kingdom. Payoneer Inc. also acts as an Online Payment Gateway Service Provider (OPGSP) approved by the Reserve Bank of India, for the purpose of facilitating the collection of cross-border payments for Indian residents. This list is not exhaustive, as there are numerous other regulatory agencies that have or may assert jurisdiction. The laws and regulations applicable to the payments industry in any given jurisdiction are subject to interpretation and change.

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

For customers that come from China, Payoneer operates by providing the offshore/non-resident part of the service being provided under the regulatory framework of Payoneer Inc. and the settlement leg in China being supported by entities regulated by the People’s Bank of China (“PBOC”) that are Payoneer partners, such as banks and payment service providers. As of now, there is no specific date or deadline to require foreign and/or Chinese payment service providers partnering with foreign payment service providers to change their service framework or obtain a local license.

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

Compliance with KYC Requirements. Payoneer Inc. and other licensed entities of Payoneer are committed to compliance with all applicable customer identification regulatory requirements. We are committed to preventing the use of our financial products by persons who seek to launder the proceeds of criminal activity, finance terrorism, or conduct other criminal acts. The risk of abuse is presented in large part through customers. Payoneer makes reasonable efforts appropriate to the circumstances to know its customers. Therefore, Payoneer has adopted a “Know Your Customer” (“KYC”) program to assist in managing its Anti-Money Laundering/Counter-Terrorism Financing (“AML/CTF”) risk.

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

The data privacy and security laws and regulations to which our business is subject may apply to personal information and data concerning our customers, employees or other third parties who interact with us, and include the California Consumer Privacy Act of 2018 (as amended, including by the California Privacy Rights Act of 2020 and the California Consumer Privacy Act Regulations), the Personal Information Protection and Electronic Documents Act, the CAN-SPAM Act, Canada Anti-Spam Law, the Telephone Consumer Protection Act, Section 5(c) of the Federal Trade Commission Act, the European Union’s Regulation (EU) 2016/679 of the European Parliament and of the Council of 27 April 2016 on the protection of natural persons with regard to the processing of personal data and on the free movement of such data, and repealing Directive 95/46/EC (General Data Protection Regulation), or the GDPR, and other laws, enactments, regulations or orders transposing, implementing, adopting, supplementing or derogating from, the GDPR in each European Economic Area Member State, including the Irish Data Protection Act 2018, the European e-Privacy Directive currently implemented through national European laws in connection with the respect for private life and the protection of personal data in electronic communications (which is expected to be replaced by the European e-Privacy Regulation, which is still under development), GDPR as transposed into the United Kingdom national law by operation of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the European Union (Withdrawal) Act 2018 and as amended by the Data Protection,

Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019, together with the Data Protection Act 2018, the Privacy and Electronic Communications (EC Directive) Regulations 2003 (as amended) and other data protection or privacy legislation in force from time to time in the United Kingdom, the Data Security Law of the People's Republic of China and Personal Information Protection Law of the People's Republic of China, Brazil’s Lei Geral de Proteção de Dados Pessoais (LGPD), the Australian Privacy Act of 1988 and Japan’s Act on the Protection of Personal Information. These laws and their implementing regulations generally restrict certain collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for the safeguarding and proper destruction of personal information and may impose obligations to provide notification of security breaches affecting personal information.

The burdens imposed by these and other laws and regulations that may be enacted, or by new interpretations of existing laws and regulations, may require us, from time to time, to modify our data processing practices, agreements and policies and to incur substantial costs in order to comply with this ever-evolving regulatory landscape. We implement a variety of technical and organizational security measures and other measures to protect the data we process, including data pertaining to our customers, employees and business partners, but despite the measures we put in place, we may be unable to anticipate or prevent unauthorized access to such data.

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

Human Capital

We are a company for entrepreneurs built by entrepreneurs. The people who work at Payoneer define Payoneer and enable our customers to participate in the global economy. As of December 31, 2022, our workforce consisted of 2,336 people in 41 locations across 36 countries. Our team draws from 63 nationalities, with a broad spectrum of backgrounds and experiences, across technology, financial services and other areas. We foster an entrepreneurial culture so that we may remain focused and innovative over time to ensure success as a trusted partner to our customers.

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

Employee Wellness

Our employees are our most valuable strength at Payoneer so we invest heavily in attracting and retaining our talented employees. We are highly focused on the health, safety and wellbeing of our employees, providing them with access to a wide-reaching support network that prioritizes both physical and mental health and wellness. In response to the COVID-19 pandemic during 2020 and 2021, our internal policies have put employee welfare far ahead of any other considerations. We provide hybrid working flexibility, offering a safe office environment in compliance with relevant local regulations.

Total rewards

Payoneer is a people-centric company that rewards employees for our shared success. From a total rewards perspective, Payoneer offers a compensation and benefits package that is scalable, sustainable and equitable. The principle behind our total rewards approach is to attract, retain and engage top talent in a manner that will drive desired behaviors and increase business performance while nurturing the wellbeing of our employees and their families. In so doing, we have built a pay for performance rewards strategy and also a governed framework that measures and monitors total rewards expenses in a fiscally responsible manner. Our annual compensation planning takes place right after our year-end performance review process where employees and managers share feedback to facilitate professional and career development and set professional and development goals for the year to come, and make performance-based rewards decisions.

Intellectual Property

The protection of our intellectual property rights is an important aspect of our business, and substantially all of our material intellectual property rights are currently developed in-house. We rely on a combination of trade secrets and know-how, trademark and copyright laws, confidentiality agreements, and technical measures to establish, maintain and protect our intellectual property rights and technology, including our brand and platform. We have registered our brand name as a trademark and domain names, in each case, in the United States and a number of other jurisdictions. We do not have any issued patents.

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

Summary of the Material Risks Associated with Our Business

These risks include, but are not limited to, the following:

●	Our business depends on our strong and trusted brand, and failure to maintain and protect our brand, or any damage to our reputation, or the reputation of our partners, could adversely affect our business, financial condition or results of operations.
●	Our success depends on our ability to develop products and services to address or adapt to the rapidly evolving markets that we serve, and if we are not able to implement successful enhancements and new features for our platform, products and services, we could lose customers or have trouble attracting new customers, and our ability to grow may be limited.
●	Substantial and increasingly intense competition in the worldwide financial services and payments industry, including on pricing and payment alternatives, could adversely affect our margins, business and results of operations. Competitive activity by our partners and enterprise customers that insource payment services or directly compete against our services could adversely affect our business.
●	If we are unable to renew marketplace and enterprise customer contracts or to adjust certain contract components at favorable terms or we lose a significant enterprise or marketplace customer, or if an eCommerce marketplace were to prevent our customers from using our services to receive payments from such marketplace, our results of operations and financial condition may be adversely affected.
●	We are subject to risks associated with changes in interest rates, which could adversely affect our results of operations.
●	Our failure to manage our customer funds properly could harm our business.
●	Declines in eCommerce utilization generally, and any factors that reduce cross-border trade or cross-border digital commerce, make such trade or commerce more difficult or diminish eCommerce sales and/or limit activity of

eCommerce marketplaces, could have a material adverse effect on our business, financial condition and results of operations.
●	Inflation can have a significant adverse effect on our business and our customers.
●	Failure to effectively deal with bad, fraudulent or fictitious transactions and material internal or external fraud could negatively impact our business.
●	Use of our payment services for illegal purposes could harm our business.
●	Because we rely on third parties to provide services, including financial institutions and payment service providers, we could be adversely impacted if they fail to fulfill their obligations or if our arrangements with them are terminated and suitable replacements cannot be found on commercially reasonable terms or at all.
●	If we fail to comply with the applicable rules and policies of the payment network card schemes or the terms of a payment network card scheme license, they could seek to fine us, suspend us or terminate our participation license, which could adversely affect our business.
●	If we fail to comply with the applicable requirements of our counterparty financial institutions and banking partners, they could seek to suspend or terminate our accounts, which could adversely affect our business.
●	Our business may be adversely affected by geopolitical and other risks associated with global operations. As we continue to expand internationally, including within emerging markets, we may become more susceptible to these risks.
●	Unauthorized disclosure, destruction or modification of data, through cybersecurity breaches, computer viruses or otherwise, or disruption of our services, could expose us to liability and/or damage our reputation.
●	Our systems and our third-party providers’ systems may be subject to system failures or capacity constraints, and resulting interruptions in the availability of our platform, products, or services, including the accessibility of our solutions through mobile devices, could harm our business.
●	Our business is subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate, including (but not limited to) those governing deposit taking, factoring, stored value, cross-border and domestic money transmission, foreign exchange, privacy, data protection, banking secrecy and payment services (including payment processing and settlement services). The legal and regulatory requirements applicable to us are extensive, complex, frequently changing, and increasing in number, and may impose overlapping and/or conflicting requirements or obligations.
●	Our results of operations may be adversely affected as a result of any decrease in revenue from customers operating in China as a result of regulatory changes or occurrences under other risk factors discussed herein. As a significant portion of our revenue is generated from China, any negative impact to our ability to serve customers based in China could exacerbate the other risks set forth herein.
●	Failure to comply with anti-money laundering, anti-bribery, economic and trade sanctions regulations and similar laws, could subject us to penalties and other adverse consequences.
●	The trading market for our common stock may be volatile, and the market price and trading volume of our common stock may fluctuate significantly.

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

Our success depends on our ability to develop products and services to address or adapt to the rapidly evolving markets that we serve, and if we are not able to implement successful enhancements and new features for our platform, products and services, we could lose customers or have trouble attracting new customers, and our ability to grow may be limited.

The markets for our products and services are characterized by constant and rapid technological changes, frequent introduction of new products and services, and increasing customer expectations. Our ability to update our platform, to enhance our current products and services and to develop and introduce innovative products and services will significantly affect our future success. We may not be successful in developing, marketing or selling new products and services or in updating our platform in a way that meets these demands or achieve market acceptance. We must anticipate and respond to these changes in order to remain competitive within our relevant markets. For example, our ability to provide innovative technology to our customers could have an impact on our pricing and the continued use of our platform, and new services and technologies that we develop may be impacted by industry-wide solutions and standards related to safety and security technologies and various regulatory requirements.

If we are unable to anticipate or respond or adapt to technological or regulatory changes or evolving industry standards and demands on a timely basis, our ability to remain competitive could be materially and adversely affected. In addition, the success of certain of our products and services relies, in part, on marketplaces and other third parties offering or allowing the use of our products and services by their customers. If we are unsuccessful in offering products or services that gain market acceptance and compete effectively, or if marketplaces cease to offer or allow our products and services to their merchants or refuse to pay their merchants through our products and services, it would likely have a material adverse effect on our ability to retain existing customers, to attract new ones and to grow profitably.

Substantial and increasingly intense competition in the worldwide financial services and payments industry, including on pricing and payment alternatives, could adversely affect our margins, business and results of operations. Competitive activity by our partners and enterprise customers that insource payment services or directly compete against our services could adversely affect our business.

The global payments industry is highly competitive, rapidly changing, highly innovative, and increasingly subject to regulatory scrutiny and oversight. We compete against a wide range of businesses, including those that are larger than we are, serve consumers as well as businesses to increase revenues, have greater name recognition, longer operating histories, or a dominant or more secure position, or offer other products and services to customers that we do not offer, as well as smaller or younger companies that may be more agile in responding quickly to regulatory and technological changes. Many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. Competition also may intensify as businesses enter into business combinations and partnerships, which may include periods of exclusivity, and established companies in other segments expand to become competitive with different aspects of our business.

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

There are a number of payment service providers that offer global payment services, including global treasury banks that serve large corporate accounts; small local banks that focus on serving local SMBs; FX companies that focus on serving SMB importers and exporters; global digital payment platforms like PayPal, Ant Group or Wise; global card networks; Neobanks; SMB-focused business-to-business (“B2B”) payment providers like Bill.com; mass payout service providers that specialize in providing services to enterprises and marketplaces, SMB AP/AR SaaS providers; merchant service providers that sell services to marketplaces like Adyen, Braintree and Stripe; and local payment service providers that focus on enabling SMBs in one or more local markets to sell on digital marketplaces globally. In addition, in certain locations, such as China, we face competition from a number of local payment providers.

We are also facing competitive pressure from non-traditional payment service providers and other parties entering the payments industry, such as Google, Apple, Alibaba, Amazon and Facebook, who compete in one or more of the functions performed on our payment platform. These companies have significant financial resources and robust networks and are highly regarded by consumers. If these companies gain a greater share of total eCommerce payment transactions or if we are unable to successfully react to changes in the industry spurred by the entry of these new market participants, it could have a material adverse effect on our business, financial condition and results of operations. In addition, cryptocurrencies like Bitcoin and Ethereum; blockchain based payment systems like Ripple; and central bank digital currencies, all have the potential to be used to support cross-border payments and could offer alternatives to businesses and other users and become more significant competition in the future.

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

A portion of our revenues is concentrated among our largest marketplaces and enterprise customers. The loss of business from any one of them could harm our business, results of operations and financial condition. To the extent we renew our existing marketplace and enterprise customer contracts or are required to adjust certain terms or components in existing contracts, such renewals or adjustments may be on less favorable terms than our existing contracts, which can impact revenue, expenses, profitability, and earnings. For example, in some cases, including arrangements with large enterprise customers, we earn fees at a prescribed rate for only a portion of the contract term and may renegotiate the rate of fees for the remainder of the term, and we utilize certain incentive structures to compensate the marketplace or enterprise for customer acquisition. As a result, the nature and profitability of these arrangement can vary throughout the periods of their term. Due to the variety of our arrangements with customers, and the different components, variability exists which can impact revenue, expenses, profitability, and earnings. Furthermore, should we not be successful in selling additional solutions, we may fail to achieve our desired rate of growth.

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

For example, the payments our small business customers received from Amazon marketplaces around the world generated 18% of our revenues during the year ended December 31, 2022, and accordingly, should Amazon change its requirements, impose restrictions on sellers on its platform, or alter our status as an approved payment service provider, our financial condition and results of operations may be adversely impacted. For more information, please see Note 2 – Significant Accounting Policies, “Concentration of Risk”, to our consolidated financial statements included in Item 8-Financial Statements and Supplementary Data of this report.

We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability in the future.

We incurred net losses of $12.0 million, $34.0 million and $23.7 million in the years ended December 31, 2022, 2021 and 2020, respectively. We intend to continue to make significant capital and marketing investments in our business to support and drive growth. Each initiative may not result in increased revenue or growth on a timely basis or at all. Such initiatives include increasing spending on new and existing products and services. If we are unable to generate adequate revenue growth and manage our expenses, our results of operations and operating metrics may fluctuate and we may continue to incur significant losses, which could cause the market price of our common stock to decline.

We are subject to risks associated with changes in interest rates, which could adversely affect our results of operations.

A portion of our earnings derives from interest income earned on both corporate funds and customer funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. During 2022, the Federal Reserve raised the benchmark interest rate by 425 basis points to combat rising inflation, which benefitted our earnings during such period. Any future decline in interest rate levels and/or customer balances may reduce our ability to earn interest income on customer balances and/or corporate funds. While such decline in interest rates may generally encourage growth in the e-commerce market, it may not be sufficient to offset any adverse effect on our results of operations.

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

Declines in eCommerce utilization generally, and any factors that reduce cross-border trade or cross-border digital commerce, make such trade or commerce more difficult or diminish eCommerce sales and/or limit activity of eCommerce marketplaces, could have a material adverse effect on our business, financial condition and results of operations.

We generate volumes by processing online payments from marketplaces and eCommerce platforms to merchants and from merchants’ utilization of payments they receive. Any decline in eCommerce utilization could adversely affect our business. The extent of such impact will depend on a variety of highly uncertain factors that could lead to a decrease in eCommerce utilization, including general macroeconomic trends and global economic conditions, such as inflation and a possible recession, changes in government regulation, users’ access to the internet, user preference, actual or perceived online security concerns or the effects of widespread health epidemics. For example, the COVID-19 pandemic drove a shift in buying patterns from brick and mortar to e-commerce, but as economies have continued to reopen, coupled with recent inflation, supply chain disruptions and consumer purchasing behavior changes, e-commerce growth rates have been softening.

In addition, cross-border trade (i.e., transactions where the merchant and consumer are in different countries) is imperative to our business as a source of revenue and profits. Cross-border transactions generally provide higher revenues and operating income than similar transactions that take place within a single country or market. Cross-border trade also represents our primary (and in some cases, our only) presence in certain important markets. Cross-border trade is subject to, and may be negatively impacted by, foreign currency exchange rate fluctuations. In addition, the interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the merchant and of the consumer) are often extremely complicated in the context of cross-border trade and foreign exchange. Changes to or the interpretation and/or application of laws and regulations applicable to cross-border trade and foreign exchange could further impose additional requirements and restrictions, increase costs, and present conflicting obligations. Any factors that increase the costs of cross-border trade for us or our customers or that restrict, delay, or make cross-border trade more difficult or impractical, such as trade policy or higher tariffs, and general macroeconomic trends and global economic conditions, could reduce our cross-border transactions and volume, negatively impact our revenues and profits and harm our business.

Inflation can have a significant adverse effect on our business and our customers.

Inflation can have a major impact on our operations. Inflation decreases the value of money and can erode the purchasing power of individuals and businesses, making it more difficult for them to afford goods and services, and requiring them to spend a larger share of their wallet on essential purchases. Therefore, the growth in the e-commerce market and cross border-trading may be adversely affected by an environment of high inflation rates, such as the one recorded recently in the U.S., and subsequently the volumes flowing through our platforms and earnings. Additionally, high or rapidly increasing inflation can also lead to uncertainty and instability in financial markets in general, which can adversely impact our financial performance.

COVID-19 and its variants may continue to impact our business, results of operations and financial condition, and the extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted.

Global health concerns relating to COVID-19 and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment since 2020, and have significantly increased economic uncertainty and reduced economic activity in the last three years. Small businesses, which constitute a large part of our customers, have been impacted particularly hard during such time. The COVID-19 pandemic has resulted in government authorities and businesses implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders, school closures, and business limitations and shutdowns, some have already been rescinded. Such measures have significantly impacted global supply and demand.

The outbreak and its variants may continue to adversely and variably impact our operations and the operations of our customers and business partners locally and globally, and therefore our business, results of operations, and financial condition. The extent of such impact depends on developments that continue to be highly uncertain and difficult to predict, including, but not limited to, the duration, location and spread of outbreaks, their severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume each time.

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

Because we rely on third parties to provide services, including financial institutions and payment service providers, we could be adversely impacted if they fail to fulfill their obligations or if our arrangements with them are terminated and suitable replacements cannot be found on commercially reasonable terms or at all.

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

In addition, we depend on counterparty financial institutions and payment service providers to support our operations. We have significant amounts of cash, cash equivalents, receivables and other current assets outstanding, and other investments on deposit or in accounts with banks or other financial institutions in the United States and other countries in which we operate. We regularly monitor our exposure to counterparty credit risk, and actively manage this exposure to mitigate the associated risk. Despite these efforts, we may be, and have been, exposed to the risk of default by, or deteriorating operating results or financial condition or failure of, these counterparty financial institutions. The risk of counterparty default, deterioration, or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one or more of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover our assets that are deposited, held in accounts with, or otherwise due from, such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings, and we could incur significant losses or suffer reputational damage, which could negatively impact our results of operations and financial condition.

If we fail to comply with the applicable rules and policies of the payment network card schemes or the terms of a payment network card scheme license, they could seek to fine us, suspend us or terminate our participation license, which could adversely affect our business.

Payoneer (through one of our subsidiaries), is licensed by Mastercard as a card issuer. In addition, Payoneer (through another subsidiary), is engaged with other Mastercard-licensed card issuers and is registered as a card program manager. We are also registered as a payment facilitator with Mastercard and Visa in connection with the Payoneer Checkout Service. Finally, for the provision of our bill payment service, we are engaged and registered with several acquirers as merchants. As such, we are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for certain acts or omissions by us. In addition, we are subject to the Payment Card Industry (“PCI”) Data Security Standard enforced by the major card brands, and are listed with Mastercard as an SDP compliant service provider.

If we fail to comply with these rules, we could be fined and our member registrations or certifications could be suspended or terminated. The suspension or termination of our member registrations or certifications, or any changes to the association and network rules, that we do not successfully address, or any other action by the card networks to restrict our ability to process transactions over such networks, could limit our ability to provide transaction processing services to customers and result in a reduction of revenue or increased costs of operation, which, in either case, could have a material adverse effect on our business and results of operations. Our removal from networks’ lists of Data Security Standard compliant service providers could mean that existing customers, partners or other third parties may cease using or referring our services. Also, prospective customers, partners or other third parties may choose not to consider us for their processing needs. In addition, the card networks could refuse to allow us to process through their networks. Any of the foregoing could materially adversely impact our business, financial condition or results of operations.

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

We rely on agreements and relationships with banks and other financial institutions in jurisdictions in which we serve customers to collect, hold and disburse our customers’ funds. These agreements and relationships with banks and financial institutions may give them substantial discretion in approving certain aspects of our business practices, including our application and qualification procedures for customers and require us to comply with certain legal and operational requirements.

In the United States, Mastercard and other payment network rules require us to be sponsored by a member bank in order to process electronic payment transactions. Because we are not a United States bank, we are unable to directly access these payment networks in the United States. We are currently registered with the Mastercard and other payment networks through our partnering bank in the United States, in connection with our virtual corporate purchasing cards in the United States. Our current agreement with our partnering bank expires in 2025.

Our financial institution partners’ discretionary actions under these agreements and relationships could impose material limitations to, or have a material adverse effect on, our business, financial condition and results of operations. Without these relationships, we would not be able to process payments or settle transactions in relevant markets, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, our financial results could be adversely affected if our costs associated with such relationships materially change or if any penalty or claim for damages is imposed as a result of our breach of the agreement with them or their other requirements.

Our business may be adversely affected by geopolitical and other risks associated with global operations. As we continue to expand internationally, including within emerging markets, we may become more susceptible to these risks.

Our business is subject to risks associated with doing business internationally. Operating in or providing services to customers in foreign countries, including Israel, Greater China and other Asian countries, Ukraine and other European countries, subjects us to multiple risks, including:

●	geopolitical events, including acts of war, nationalism and terrorism, natural disasters, public health issues (such as the COVID-19 pandemic and its variants), social unrest or human rights issues;
●	differing local product preferences and product requirements;
●	partial or total expropriation of international assets;
●	economic sanctions and trade protection measures, including tariffs or import-export restrictions;
●	differing enforceability and protection of intellectual property and contract rights;
●	different, uncertain, or more stringent user protection, data protection, privacy, and other laws; and
●	potentially negative consequences from changes in or interpretations of tax laws or policies.

For example, the war in Ukraine and the subsequent economic sanctions imposed on Russia and certain territories in Ukraine have, and may continue to negatively impact our revenue derived from services provided to customers from these countries. In addition, our banking partners ceased their operations in Russia, and subsequently we ceased to provide services to customers in Russia. It is not possible to predict the broader consequences of this conflict, but the continuation or escalation of the conflict, along with any expansion to surrounding areas, may have a significant effect on our results of operations.

Additionally, a significant number of our employees, including certain management members, are employed by our Israel subsidiary, Payoneer Research & Development Ltd., and, accordingly, political, economic, and regional conflict conditions in Israel and the surrounding region may directly affect our business and operations.

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

We are subject to risks relating to our Working Capital products, including risk of losses and risks associated with the availability of capital for our Working Capital products.

We fund our Working Capital product offering through a mix of balance sheet cash and warehouse financing facilities. Our current and future, if any, Working Capital financing facilities contain or may contain requirements to maintain certain financial covenants and restrictions, a failure of which may result in an event of default, which could adversely affect our access to liquidity to support our Working Capital activity.

The Working Capital products we provide are generally in the form of “merchant capital advances,” i.e., purchase of future receivables from our customers. They are not guaranteed in any way. Adverse changes in macroeconomic conditions or performance of our customers’ business could cause some of our customers who utilize our Working Capital products to cease operating or to experience a decline in their payment receipts, thereby rendering the receivables lower than the amount advanced and/or causing the repayment period to be extended beyond the original settlement term. With a merchant capital advance, the speed of settlement determines our effective yield, so any extension of settlement periods would be expected to reduce the effective yield we receive on such product. In addition, adverse changes in macroeconomic conditions could lead to a decrease in the number of our customers who are eligible for our Working Capital products.

Merchant capital advances are subject to limited regulatory scrutiny in most jurisdictions, but some regulatory bodies may take a view that merchant capital advances should be subject to licensing requirements, or if the terms upon which we are able to offer merchant capital advances were required to be changed in order to comply with any requirements imposed by a regulatory body, we may need to pursue changes to the current model or pursue an alternative model for providing our Working Capital products. Substantial changes of the model may lead to a loss or modification of our financing facilities and as a result this portion of our business may be materially and adversely affected.

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

Our trademarks, trade names, trade secrets, know-how, proprietary technology and other intellectual property are important to our future success. We believe our trademarks and trade names are widely recognized and associated with quality and reliable service. While it is our policy to protect and defend our intellectual property rights vigorously, we cannot predict whether the steps we take to protect our intellectual property will be adequate to prevent infringement, misappropriation, dilution or other potential violations of our intellectually property rights. We also cannot guarantee that others will not independently develop technology with the same or similar functions to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Unauthorized parties may also attempt to copy or obtain and use our technology to develop applications with the same functionality as our solutions, and policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective. Furthermore, we have in the past and may in the future face trademark registration objections, or claims of infringement, misappropriation or other violation of third-party intellectual property rights that could interfere with our ability to market and promote our brands, products and services. Any litigation to enforce our intellectual property rights or defend ourselves against claims of infringement of third-party intellectual property rights, even those without merit and regardless of the outcome, could be costly, divert attention of management and may not ultimately be resolved in our favor. Moreover, if we are unable to successfully defend against claims that we have infringed the intellectual property rights of others, we may be prevented from using or required to redesign certain intellectual property, pay substantial amounts to satisfy judgments or settle claims or lawsuits, obtain a license to continue commercializing or using the applicable technologies, products and services, pay substantial royalty or licensing fees, satisfy indemnification obligations that we have with certain parties with whom we have commercial relationships, or may be liable for damages, which in turn could materially adversely affect our business, financial condition or results of operations.

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

We offer our payment services to a large number of customers. We are responsible for vetting and monitoring these customers and determining whether the transactions we process for them are lawful and legitimate. When our products and services are used to process illegitimate transactions, and we settle those funds to recipients and are unable to recover them, we suffer losses and liability. These types of illegitimate, as well as unlawful, transactions can also expose us to governmental and regulatory sanctions in various jurisdictions (including U.S. anti-money laundering and economic sanctions violations). The highly automated nature of, and liquidity offered by, our payment services make us a target for illegal or improper uses, including fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card or bank account numbers, or other deceptive or malicious practices, including the hacking of bank accounts, can potentially steal significant amounts of money from businesses like ours. In configuring our payment and Working Capital services, we face an inherent trade-off between security and customer convenience. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. As a greater number of larger merchants use our services, we expect our exposure to material losses from a single merchant, or from a small number of merchants, to increase. In addition, when we introduce new services, focus on new business types, or begin to operate in markets in which we have a limited history of fraud loss, we may be less able to forecast and reserve accurately for those losses. Moreover, we rely on third-party service providers, such as non-financial institutions and payment service providers, and our risk management policies and processes may not be sufficient to monitor compliance by such third parties with applicable laws and regulations, including anti-money laundering laws. We may incur significant costs with respect to monitoring third-party service providers. Furthermore, if our risk management policies and processes contain errors or are otherwise ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.

Our results of operations may be adversely affected by changes in foreign currency exchange rates.

We are subject to risks related to changes in currency rates as a result of our investments in international operations and from revenues generated in currencies other than the United States dollar. Our results of operations may be affected by such international operations as a result of changes in foreign currency exchange rates.

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

As a multinational organization operating in multiple jurisdictions, including but not limited to the U.S., the EU, the UK, Israel and Hong Kong, we may be subject to increasingly complex tax laws and regulations in several jurisdictions, the application of which can be uncertain. The amount of taxes we are required to pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws, potential disputes around transfer prices implemented and precedents, which could have a material adverse effect on our business. Such material adverse effect may include the value of any tax loss carryforwards, tax credits recorded on our balance sheet, the amount of our cash flow, our liquidity, financial condition and results of operations.

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

We are subject to regular review and audit by the relevant tax authorities in the jurisdictions in which we operate and as a result, the authorities in these jurisdictions could review our tax returns and may impose additional significant taxes, interest and penalties, challenge the transfer pricing policies adopted by us, claim that our operations constitute a taxable presence in different jurisdictions and/or that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination is made.

In addition, tax benefits we currently receive in certain jurisdictions require us to meet several conditions and may be challenged, terminated or reduced in the future, which would increase our taxes, possibly with a retroactive effect.

Furthermore, companies in the electronic payments industry, including us, may become subject to incremental taxation in various tax jurisdictions. The cost to comply with such laws or regulations could be significant. Taxing jurisdictions have not yet adopted uniform positions on this topic. We could be required to collect additional sales, use, value added, digital services, equalization levy or other similar taxes, either direct or indirect, or be subject to other liabilities that may increase the costs our customers would have to pay for our products and adversely affect our results of operations. If we are required to be responsible for payment of such additional taxes and are unable to pass such taxes or expenses through or collect them from our customers, our costs would increase, and our net income would be reduced.

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

We and our subsidiaries may incur substantial indebtedness in the future. Agreements evidencing or governing any future indebtedness, including the Warehouse Facility with Viola Ventures (as described in greater detail under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity”, and Note 11 (Debt) to our audited consolidated financial statement included elsewhere in this Annual Report on Form 10-K), contain or may contain financial restrictions on us and our subsidiaries. If we are unable to service our debt and other obligations from cash flows, we may need to refinance or restructure all or a portion of such obligations prior to maturity. Our ability to refinance or restructure our debt and other obligations will depend upon the condition of the capital markets and our financial condition at such time, including rising interest rates, which could increase the cost of refinancing debt and incurring new debt. Any refinancing or restructuring may also require us to comply with more onerous covenants, which could further restrict our business operations. If our cash flows are insufficient to service our debt and other obligations, we may not be able to refinance or restructure any of these obligations on commercially reasonable terms or at all and any refinancing or restructuring could have a material adverse effect on our business, results of operations, or financial condition.

Climate change and environmental issues could adversely affect our operations, business, customers and partners.

Concerns over the risks associated with climate change and environmental matters have been growing in recent years, and are at the center of rapidly evolving rule-making in the United States and abroad. Customers, investors, partners, and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) practices. While we have not yet identified a material impact on our results and operations, we acknowledge that physical events, such as extreme weather and natural disasters, could disrupt our operations or those of our customers, partners, or third parties on which we rely, and may result in market volatility, shift in customer purchasing behaviors and travel patterns, and subsequently adversely impact our business. In addition, current and emerging ESG-related regulation, such as mandated disclosures or requirements to reduce carbon footprint, may result in increased compliance requirements, which may increase our costs.

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

Financial and political events have increased the level of regulatory scrutiny on the payments industry, and regulatory bodies may view matters or interpret laws and regulations differently than they have in the past and in a manner adverse to our business. Our success and increased visibility may result in increased regulatory oversight and tighter enforcement of rules and regulations that may apply to our business. Governments may impose new regulatory requirements in a range of areas that, among other things, may:

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

We have obtained licenses to operate in multiple jurisdictions around the world. We hold licenses in the United States, Europe, Japan, Australia, and Hong Kong. From time to time, we interact with our regulators concerning the interpretation or application of certain regulatory requirements. In addition, we are obligated to self-report when we exceed the parameters or constraints of our licenses. In the past, these matters have not had a material adverse effect on our business, but no assurance can be given that future disagreements or disputes will not have a material adverse effect on our business.

In the United States, we provide our services through Payoneer Inc. Payoneer Inc. is licensed as a money transmitter (or its equivalent) in the states where it is required, as well as in the District of Columbia and Puerto Rico. As a licensed money transmitter,

Payoneer Inc. is subject to restrictions with respect to its investment of customer funds, reporting requirements, bonding requirements and inspection by state regulatory agencies. Accordingly, if Payoneer Inc. violates these laws or regulations, we could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change our business practices or be required to obtain additional licenses or regulatory approvals that could impose substantial costs.

We provide our services to customers in the European Economic Area through our Irish subsidiary, Payoneer Europe Limited (“Payoneer Europe”). Payoneer Europe is licensed by the Central Bank of Ireland as an e-money institution and has completed the “passport” notification processes in all European Economic Area countries. We have received permission from the Financial Conduct Authority (“FCA”) in the United Kingdom under its temporary permissions regime for Payoneer Europe to provide services to United Kingdom customers until the end of 2023, and have meanwhile filed an application with and have been granted a license by the FCA for authorization as an e-money institution for the purpose of serving United Kingdom customers prior to the end of said permission. Payoneer Europe is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money-laundering, capitalization, funds management, corporate governance, privacy, data protection, information security, banking secrecy, taxation, sanctions, or other requirements imposed on Irish e-money institutions. The regulators in any country in which we provide services could seek to persuade the regulators that have granted us a license to require us to operate through a local branch. In addition, European Union laws and regulations are typically subject to different and potentially inconsistent interpretations by the countries that are members of the European Union. Such actions can make compliance more costly and operationally difficult to manage.

In Japan, Payoneer Japan Ltd. (“Payoneer Japan”) is licensed as a Registered Fund Transfer Service Provider. Accordingly, Payoneer Japan is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money-laundering, capitalization, fund management, corporate governance, privacy, data protection, information security, banking secrecy, taxation, sanctions, or other requirements imposed on Japanese fund transfer service providers.

In Australia, Payoneer Australia Pty. Ltd. (“Payoneer Australia”) is licensed by the Australian Securities and Investments Commission as a provider of a non-cash payment products. Accordingly, Payoneer Australia is subject to significant fines or other enforcement action if it violates the product disclosure, reporting, anti-money laundering, capitalization, privacy, corporate governance or other requirements imposed on Australian providers of non-cash payment products.

In Hong Kong, Payoneer Hong Kong Limited (“Payoneer Hong Kong”) is licensed as a Money Service Operator. Accordingly, Payoneer Hong Kong is subject to significant fines or other enforcement action if it violates the product disclosure, reporting, anti-money laundering, capitalization, privacy, corporate governance or other requirements imposed on Hong Kong money service operators.

In India, we are registered as an Online Payment Gateway Service Provider, approved by the Reserve Bank of India, for the purpose of facilitating certain import and export payments for Indian residents. We are required to periodically renew our registration as an Online Payment Gateway Service Provider.

In Singapore, we have received in-principle approval as a Major Payment Institution license holder from the Monetary Authority of Singapore.

In many of the markets in which we do business, we serve our customers through a company licensed in a different jurisdiction. It is unclear and uncertain whether our services are subject only to the jurisdictions in which they are licensed or if our services are subject to the law of the jurisdiction in which our customer is based. We have been and expect to continue to be required to apply for various licenses, certifications and regulatory approvals in countries other than ones in which we have already obtained a license. There can be no assurance that we will be able to obtain such licenses in the future, and the failure to obtain such licenses could have a material adverse effect on our business. Even if we can obtain such licenses, there are substantial costs and potential product changes involved in maintaining such licenses, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, or corporate governance requirements.

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

As we expand and localize our international activities, we are increasingly becoming obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and services and provide services to customers worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws.

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

Our services to customers from Greater China generated 31% of our revenue for the year ended December 31, 2022. This geographic concentration in our business creates exposure to local economies and politics, and regional downturns. We are vulnerable to economic downturns or changing political landscapes in China and the Hong Kong Special Administrative Region. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our financial condition or results of operations.

We currently support customers from China through our partnerships with banks and licensed payment providers that are regulated by the People’s Republic of China and are licensed by the People’s Bank of China (the “PBOC”) and the State Administration of Foreign Exchange. As a result, we do not currently hold a license to operate in China. In the future, the PBOC and China legislation may require foreign companies that provide services to Chinese businesses to have a local license, and should that be required a failure by us to secure such a license could have a material adverse effect on our business. Even if we can obtain such license, there are substantial costs and potential product changes involved in maintaining such license, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, or corporate governance requirements. Any change in regulation or legal requirements in China that restricts the services we can provide to customers operating in China may lead to a decrease in revenue and materially and adversely affect our results of operation and financial condition.

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

As part of our business, we collect PII, also referred to as personal data or personal information, and other potentially sensitive and/or regulated data from our employees, customers and the vendors we work with. Laws and regulations in the United States, Europe and around the world restrict how personal information is collected, processed, stored, transferred, used and disclosed, as well as set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure and sale of their protected personal information. Several foreign jurisdictions, including the European Economic Area (EEA) member states and the United Kingdom, have laws and regulations which are more restrictive in certain respects than those in the United States. For example, the EU General Data Protection Regulation, or GDPR, which came into force on May 25, 2018, implemented stringent operational requirements for the use of personal data. In addition, the European e-Privacy Directive requires EEA member states to regulate marketing by electronic means and the use of web cookies and other tracking technology. Each EEA member state has transposed the requirements of these directives into its own national data privacy regime, and therefore the laws may differ between jurisdictions. This directive is under reform and is expected to be replaced in the future by a regulation which should provide consistent requirements across the EU.

The GDPR (and GDPR as it forms part of retained European law (as defined in the European Union (Withdrawal) Act 2018) (UK GDPR)), introduced more stringent requirements (which will continue to be interpreted through guidance and decisions over the coming years) and requirements on organizations to erase or rectify an individual’s information upon request, implement mandatory data breach notifications and applies obligations on service providers and strict protections on how data may be transferred outside of the EEA. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. On July 16, 2020, the Court of Justice of the EU struck down a permitted personal data transfer mechanism between the EEA and the United States, invalidating the use of the EU-U.S. Privacy Shield framework and further casting doubt on the use of another main transfer mechanism, the EU standard contractual clauses. Subsequently, on June 4, 2021, the European Commission published new standard contractual clauses for the transfer of personal data from EEA member states, which, in order to address the above ruling, includes the requirement to conduct data transfer impact assessments to determine whether law and practice in a receiving jurisdiction would prevent the recipient from meeting its obligations under the new standard contractual clauses, in addition to the requirement to conduct periodic reviews to identify change of laws and practices in the receiving jurisdiction. In October 2022, an Executive Order was signed on Enhancing Safeguards for United States Signals Intelligence Activities directing the steps that the United States will take to implement its commitments under the EU-U.S. Data Privacy Framework announced by the EU and the United States in March 2022. In December 2022, the European Commission launched the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework, which will foster trans-Atlantic data flows and address the concerns raised by the Court of Justice of the European Union in its July 16, 2020 decision which invalidate the EU-U.S. Privacy Shield.

In the United States, both the federal and various state governments have adopted or are considering, laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act, or CCPA, which became enforceable by the California Attorney General on July 1, 2020 and requires disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new abilities to opt out of certain disclosures of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The effects of the CCPA, its implementing regulations, and uncertainties about the scope and applicability of exemptions that may apply to our business, are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, the California Privacy Rights Act (“CPRA”), which amended and replaced the

CCPA as of January 1, 2023, is expected to strengthen privacy laws in California and create a new privacy regulatory agency in the State with additional enforcement powers. In addition, Virginia adopted a new state data privacy law that became effective on January 1, 2023, Colorado and Connecticut adopted new state privacy laws which will become effective on July 1, 2023, and Utah adopted its own state privacy law which will become effective on December 31, 2023, all adding rights to consumers and compliance obligations for businesses. Nevada also amended its privacy law effective as of October 2021, adding consumer rights in relation to the sale of personal data.

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

Non-compliance with data protection and privacy requirements may result in regulatory fines (which for certain breaches of the GDPR are up to the greater of 20 million Euros or 4% of total global annual turnover), regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

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

These risks may arise for a number of reasons, including: we may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms; we may face competition for acquisitions from other potential acquirers; we may need to borrow money or sell equity or debt securities to the public to finance acquisitions and the terms of these financings may be adverse to us; changes in accounting, tax, securities or other regulations could increase the difficulty or cost for us to complete acquisitions; we may incur unforeseen obligations or liabilities in connection with acquisitions; we may need to devote unanticipated financial and management resources to an acquired business; we may not realize expected operating efficiencies or product integration benefits from an acquisition; we could enter markets where we have minimal prior experience; and we may experience decreases in earnings as a result of non-cash impairment charges.

We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain effective internal controls over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

As a public company, we have significant requirements for enhanced financial reporting and internal controls, and must maintain internal controls over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The process of designing, implementing and maintaining effective internal controls is a continuous effort that require us to anticipate and react to changes in our business and the economic and regulatory environments. In this regard, we continue to dedicate internal resources, potentially engage outside consultants, implement a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. If we are unable to maintain appropriate disclose controls or internal controls and procedures over financial reporting, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and adversely affect our operating results.

Our ability to use net operating loss carryforwards and certain other tax attributes may be limited

As of December 31, 2022, Payoneer had accumulated net operating loss carryforwards which are available to offset and reduce future taxable income.

Net operating losses that were incurred prior to 2018 are generally available and can be carried forward 20 years for US federal tax purposes. Payoneer generated significant taxable income in 2022 such that much of these net operating loss carryforwards were utilized in the 2022 tax year. It is possible that Payoneer will not generate taxable income in time t use the remaining net operating loss carryforwards, which will begin to expire in 2028 for federal income tax purposes.

Under legislative changes made in December 2017 (the “Tax Cuts and Jobs Act”, or “TCJA”), U.S. federal net operating losses incurred after 2017 may be carried forward indefinitely, but are generally limited to 80% of taxable income in the tax year in which such losses are utilized. For the 2022 tax year, the majority of the U.S. states in which the Company is subject to tax do not conform to the federal net operating loss rules, but rather provide for their own net operating loss calculations, limitations and carryforward and carryback periods. The Company calculates and tracks such net operating losses in accordance with each state’s loss carryforward regimes.

In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383, respectively, of the Internal Revenue Code of 1986, as amended (the “Code”) and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Payoneer has conducted an analysis and concluded that it is more likely than not that the Reorganization did not result in an “ownership change” for purposes of Section 382 and Section 383 of the Code.

In addition to the net operating loss changes, TCJA also amended Section 174 of the Code. Effective January 1, 2022, U.S. taxpayers are required to capitalize and amortize research and development expenses over five years for activities performed in the United States and 15 years for activities performed outside the United States. Although not addressed in the 2022 Omnibus Appropriations bill signed into law on December 29, 2022, Congress continues to consider legislation to repeal, replace, delay, or otherwise modify the provision in the current year or retroactively. The impacts of Section 174 as amended by TCJA have been included and reflected herein.

Risks Related to Our Common Stock

The trading market for our common stock may be volatile, and the market price and trading volume of our common stock may fluctuate significantly.

The trading price of our common stock has been, and will likely continue to be volatile and subject to wide price fluctuations, and the trading volume in our common stock may fluctuate and cause significant variation to occur, in response to various factors, including:

●	market conditions in the broader stock market in general, or in our industry in particular;
●	actual or anticipated fluctuations in our quarterly financial and operating results;
●	accuracy of our earnings guidance or other forward-looking statements regarding our financial performance;
●	introduction of new products and services by us or our competitors;
●	issuance of new or changed securities analysts’ reports or recommendations;
●	sales of large blocks of our stock;
●	additions or departures of key personnel;
●	regulatory developments;
●	litigation and governmental investigations; and
●	geopolitical and other economic and political conditions or events (such as the war in Ukraine).

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock, or your ability to resell your shares at or above the purchase price. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

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

Provisions within our amended and restated certificate of incorporation (our “certificate of incorporation”) and amended and restated bylaws (or “bylaws”) may delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting our Board of Directors to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations and placing limitations on convening stockholder meetings. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. See “Description of Capital Stock.”

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

Our certificate of incorporation and bylaws provide that, unless we consent in writing to the selection of an alternative forum, (A) the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for any stockholder to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), the certificate of incorporation or the bylaws (as either may be amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware, and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation and bylaws.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in New York City. In addition to our New York office, we also have offices in the greater metropolitan areas of Tel Aviv, Munich, Dublin, London, Shanghai, Shenzhen, Guangzhou and Hong Kong as well as 14 offices in 11 other countries. We lease or pay membership fees for each of our office spaces. We believe that our current facilities are adequate to meet our immediate needs.

Item 3. Legal Proceedings.

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings that may have significant effects on our financial position or profitability.

For information on risks related to litigation, see Note 15 - Commitments and Contingencies, to our audited financial statements as of December 31, 2022. See also “Risk Factors - General Risks Related to Payoneer - From time to time we are subject to various legal proceedings which could adversely affect our business, financial condition or results of operations.”

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and warrants trade on The Nasdaq Global Market under the symbols “PAYO” and “PAYOW,” respectively.

Holders

As of February 21, 2023, there were 257 holders of record of our common stock, 1 holder of record of our private warrants, and 1 holder of record of our public warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will depend on our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board at such time.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and Note 18, Stock-Based Compensation of the Notes to Consolidated Financial Statements included herein for additional information required.

Stock Price Performance

The graph above compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 600 Information Technology Index and the Nasdaq Composite Index. The graph also includes the S&P 500 Information Technology Index which we used in last year’s Annual Report. In this Annual Report we replaced such index with the S&P 600 Information Technology Index, which includes companies that more closely resemble the Company. The graph assumes an initial investment of $100 in our common stock at the market close on June 28, 2021, which was our initial trading day. Data for the above indices assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this section, unless otherwise noted, “we”, “us”, “our”, “Payoneer”, and the “Company” refer to Payoneer Inc. for the period prior to the Closing Date (as defined below) and to Payoneer Global Inc. for the period thereafter.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other sections of this Annual Report, including “Item 1. Business,” and the accompanying Consolidated Financial Statements and related Notes included elsewhere in this Report. Some of the information contained in this discussion and analysis, including information with respect to our future performance, liquidity and capital resources, and general and administrative functions, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Payoneer was founded in 2005 with the idea that technology and the internet were transforming commerce and making it possible for anyone, anywhere to build and grow a digital business. From the beginning, we recognized the importance of offering services to both sides of two-sided commerce networks: small businesses who would need help navigating the increasingly complex digital economy, and marketplaces who would need help supporting their increasingly distributed seller-base. Over the past 18 years, we have built a one-of-a-kind platform designed to serve the needs of digital businesses globally.

At the foundation of the Payoneer platform is a robust secured, regulated global payment infrastructure that simplifies the process for any business to pay and get paid globally as easily as it does locally. On top of this foundation, we continue to develop a comprehensive suite of products and services, providing sophisticated tools to help our customers grow.

Owing to the strength of our payment infrastructure and the breadth of our product offerings, Payoneer operates as both a provider of services to enterprises and marketplaces as well as a B2B payment provider, empowering all of our customers to transact internationally with ease. As a result, we have cultivated a meaningful brand in the global digital commerce ecosystem supporting millions of marketplaces, enterprises, and SMBs across more than 190 countries and territories and over 7,000 unique trade corridors.

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

Our customers have trusted the Payoneer platform to process $61.3 billion, $56.7 billion and $44.4 billion in volume during the years ended December 31, 2022, 2021 and 2020, respectively.

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

The Reorganization was accounted for on a reverse recapitalization basis for which Payoneer Inc. has been determined to be the accounting acquirer (the “Reverse Recapitalization”). Since the Reorganization was accounted for as a Reverse Recapitalization, no goodwill or other intangible assets were recorded, in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, FTOC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Payoneer Global Inc. issuing stock for the net assets of FTOC, accompanied by a recapitalization. The net assets of FTOC were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization will be those of Payoneer Inc. See Note 3 to our consolidated financial statements for additional information.

Key Development and Trends

Seasonality

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns and high-travel seasons. Historically, our revenues have been strongest during the fourth quarter of every year, primarily as a result of higher eCommerce sales during the holiday season. Additionally, in a typical year, we see revenue fluctuations related to peak travel periods, specifically in the late second quarter into the third quarter of every year, within the northern hemisphere markets and the late fourth quarter into the first quarter of every year, within the southern hemisphere markets. Adverse events that occur during these months, such as COVID-19 which has had an impact to our results in 2020, 2021 and 2022, could have a disproportionate effect on our revenue results for the entire fiscal year.

Impact of the war in Ukraine

During 2022, a geopolitical and armed conflict between Ukraine and Russia, which developed into an ongoing war, resulted in economic sanctions on Russia, Belarus, and certain territories in Ukraine. Payoneer provides services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We are continually acting to comply with imposed sanctions and are monitoring and assessing the impact the conflict may have on our results of operations. During 2022, we have ceased to provide services to customers in Russia and have been reducing our payment services to Belarus customers, while at the same time revenues in Ukraine have been better than our expectations. For the year ended December 31, 2022, Ukraine, Russia and Belarus, combined, accounted for slightly less than 10% of our revenue, of which Russia and Belarus, combined, accounted for less than 3% of our revenue. There was immaterial impact on revenue from Ukraine, Russia and Belarus during the year ended December 31, 2022 as compared to the year ended December 31, 2021. Further escalation of the conflict may have a material effect on our results of operations.

Impact of the COVID-19 Pandemic

In early 2020, the COVID-19 pandemic impacted our teams, customers, and supply chains, and the world saw broader travel restrictions, global travel and tourism slowed, negatively impacting our travel customer base. Furthermore, the Federal Reserve cut interest rates to zero in mid-March 2020, negatively impacting our interest income revenues associated with underlying customer accounts. During 2022, global travel and tourism increased as many travel restrictions were lifted, positively impacting our travel customer base. Additionally, during 2022 the U.S. Federal Reserve raised the benchmark interest rate by 425 basis points to combat continuing rising inflation, which is widely expected to slow economic growth and consumption globally. Subsequently, the interest rate was increased by 25 basis points in February 2023. Higher interest rates positively impact our interest income revenues associated with underlying customer accounts while slowing growth and consumption may negatively impact the sales growth of our customers and that resulting volume we generate. There are many uncertainties regarding the current trajectory of travel growth, interest rates, economic growth and other macroeconomic factors.

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

Key Factors Affecting Our Performance

Continued Growth of Digital Commerce. Growth of digital commerce has accelerated due to the COVID-19 pandemic in 2021, shifting buying preferences to online from offline. As more economic activity moved to the digital world, we saw more businesses adapting and moving online, broadening the number of potential customers we can offer services. Since 2022, e-commerce growth rates have been softening due to economies’ continued reopening, rising inflation levels, supply chain disruptions and consumer purchasing behavior changes. For the years ended December 31, 2022, 2021 and 2020, total volume increased by 8%, 28% and 53% on a year-over-year basis, respectively.

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

Network-Effects Drive Low-Cost Customer Acquisition. We support a two-sided network, providing services to buyers and suppliers, marketplaces and marketplace sellers and connecting them all on a single platform. We leverage this unique position in the middle of two-sided networks to cost-effectively acquire customers, ranging from some of the most valuable companies in the world to small sole proprietors in emerging markets. These network effects have allowed us to increase our volume from new customers and to foster relationships with some of the largest marketplaces around the world. As our customers sell more goods and services online through digital channels, our volume increases - we grow our volume as our customers grow their volume. We continue to innovate, to connect digital businesses and deliver new products and services for our customers, such as Merchant Services, and offer our existing products to new customer groups, such as Working Capital, which we expect will increase the growth and lifetime value of our customer base.

As part of our network relationships, we enter from time to time into agreements with marketplaces around the world. Many of these agreements contain product offerings to be provided to Payoneer’s customers receiving payments from the marketplaces or service offering to the marketplace directly or a combination of both. Some agreements have exclusivity arrangements with defined term length. Some agreements have fee structures that are defined only partly through the contract’s term while the remaining fee structure is subject to market competitive rates and good faith negotiation with the marketplace. In addition, in a few instances, we compensate the marketplace with structured incentives to acquire additional customers. These incentive structures can apply throughout the contract term or only a portion of the term. Due to the variety of these arrangements, variability exists which can impact revenues, expenses, and earnings. In cases where the marketplaces pay us fees, we may recognize all or part of such incentives as a reduction of revenues.

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

Economic conditions and resulting business trends

Our results of operations are impacted by the relative strength of the overall global economy and its effect on business investment, unemployment, consumer spending behavior, and business and consumer demand. Our customers’ underlying business activities are also linked to the macroeconomic and geopolitical environment. For example, the war between Ukraine and Russia that developed during 2022 and the related economic sanctions imposed on Russia and certain territories in Ukraine, have and may continue to impact our services to customers in such countries. In addition, our banking partners ceased their operations in Russia, and subsequently we ceased to provide services to customers in Russia. It is not possible to predict the broader consequences of this conflict, but the continuation or escalation of the conflict, along with any expansion to the surrounding areas, may have a significant effect on our results of operations.

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

To a lesser extent, we generate revenue through collection fees, which mainly refer to fees charged when payments are made into a customer’s account, and bank transfer fees, which are fees charged when one of Payoneer’s Enterprise customers uses Payoneer to send a payment directly into the bank account of a small business. We also generate revenues from interest earned on certain customer funds.

The majority of our revenue is recognized and collected upon the completion of the underlying transaction. In some cases, revenues are collected through intermediaries. For more information on our revenue recognition policies, see note 2q. of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Transaction costs

Transaction costs mainly consist of fees paid to the banks, processors and networks that process payments to and from the Payoneer platform, costs to acquire currencies, card supply costs losses related to certain of our services, and expenses related to the outstanding balance associated with the Warehouse Facility (as described in greater detail under “— Liquidity”). These costs are net of any rebate programs with banks and processors, such as volume rebates. Transaction costs are primarily driven by volume and number of transactions and generally increase as volume and number of transactions increase.

We are exposed to potential transaction losses such as credit cards collections losses, Electronic Funds Transfer returns, card negative balances and chargebacks, and capital advance losses. These costs are included in transaction costs. We also record an allowance for estimated losses arising from doubtful capital advances.

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

Depreciation and amortization

Depreciation and amortization consist primarily of amortization of intangible assets, internally developed software, and depreciation of our investments in property, equipment, and software. We depreciate and amortize our assets on a straight-line basis in accordance with our accounting policies. The useful lives are 3-5 years for computers, software and peripheral equipment, 6-16 years for furniture and office equipment, and the shorter of the asset useful life or remaining lease term for leasehold improvements. Capitalized development costs and current technology acquired as part of the optile acquisition are amortized over the period of estimated benefit, using the straight-line method and estimated useful lives of 3-6 years.

Financial income, net

Financial income, net includes gains (losses) from foreign exchange fluctuations. We conduct transactions worldwide and settle accounts with our financial intermediaries in various currencies. Interest income (expense) from cash and cash equivalents deposited in its accounts is also included under financial income, net, which vary based on cash and cash equivalents balances, and based on market rates. In addition, as a result of the Reorganization, we acquired warrants that are exercisable for shares of the Company’s common stock. These warrants are classified as a liability and remeasured at period end and the corresponding mark-to-market adjustment is included in Financial Income, net.

Income tax

We are in a taxable income position in the U.S. and in certain foreign jurisdictions, for which there are income taxes recorded. In addition, we record expenses associated with uncertain income tax positions.

Share in losses of associated company

Investment in entities where we have the ability to exercise significant influence, but not control, over the investee and investment in joint ventures, are accounted for using the equity method of accounting. As of December 31, 2022, we had a joint venture with assets and operations located in China. Our share in the results of operations is included as share in losses of associated company on the consolidated statements of comprehensive loss.

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the years indicated, and the changes between periods.

	Year ended December 31,			Increase (Decrease)
(in thousands)	2022	2021	2020	2022	2021
Revenues	$627,623	$473,403	$345,592	33%	37%
Transaction costs (1)	110,165	101,476	97,040	9%	5%
Other operating expenses (Exclusive of items shown separately below)	149,199	124,649	81,976	20%	52%
Research and development expenses	115,041	80,760	52,301	42%	54%
Sales and marketing expenses	164,564	114,331	76,846	44%	49%
General and administrative expenses	90,010	64,399	37,629	40%	71%
Depreciation and amortization	20,858	17,997	17,095	16%	5%
Total operating expenses	649,837	503,612	362,887	29%	39%
Operating loss	(22,214)	(30,209)	(17,295)	(26)%	75%
Financial income (expense):
Gain from change in fair value of Warrants	33,963	11,824	—	**	**
Other financial income (expense), net	(10,131)	(6,854)	2,012	48%	**
Financial income, net	23,832	4,970	2,012	**	147%
Income (loss) before taxes on income and share in losses of associated company	1,618	(25,239)	(15,283)	(106)%	65%
Taxes on income	13,586	8,711	8,320	56%	5%
Share in losses of associated company	2	37	143	(95)%	(74)%
Net loss	$(11,970)	$(33,987)	$(23,746)	(65)%	43%

** Not meaningful

(1) In 2022 and 2021, interest expense and fees associated with related party transaction was $1,491 and $220, respectively.

Year ended December 31, 2022 Compared to the year ended December 31, 2021

Revenues

Revenues were $627.6 million for the year ended December 31, 2022, an increase of $154.2 million, or 33%, compared to $473.4 million for the year ended December 31, 2021. Volume grew by $4.6 billion, or 8% compared to the year ended December 31, 2021. Revenues are driven in part by volume growth, and in addition, revenue growth outpaced volume growth in 2022 as a result of a greater mix of geographies, and products and services that have higher take rates (revenue as a percentage of volume), as well as increases in non-volume related service revenues and an increase in interest income due to the rise in interest rates and an increase in customer balances.

Transaction costs

Transaction costs were $110.2 million for the year ended December 31, 2022, an increase of $8.7 million, or 9%, compared to $101.5 million for the year ended December 31, 2021. This increase was driven by a decrease in payment network incentives of $3.4 million earned by achieving certain volume-related milestones, offset by a decrease in Capital Advance related costs of $1.8 million, primarily driven by specific advances with higher collection risks recognized in 2021 that did not reoccur during the current period. Excluding these drivers, transaction costs increased by $7.1 million or 7%, in line with volume increases of 8% during the year ended December 31, 2022, as compared to the same period in prior year.

Other operating expenses

Other operating expenses were $149.2 million for the year ended December 31, 2022, an increase of $24.6 million, or 20%, compared to $124.6 million for the year ended December 31, 2021. This increase was driven primarily by an increase of $18.5 million in employee compensation, benefits and other employee-related expenses partly as a result of an increase in headcount as well as an increase of $9.0 million in consultancy expenses and information technology expenses to support our growing volume and business requirements. This was offset by a $2.3 million reserve recorded by the company during 2021 relating to one of the Company’s issuing banks, which entered into a liquidation process and a $1.1 million regulatory settlement reached in 2021.

Research and development expenses

Research and development expenses were $115.0 million for the year ended December 31, 2022, an increase of $34.2 million, or 42%, compared to $80.8 million for the year ended December 31, 2021. This increase was driven primarily by an increase of $25.1 million in employee compensation, benefits and other employee-related expenses as a result of an increase in headcount in our research and development groups. In addition, we experienced an increase of $8.7 million in third-party contractor expenses, consultancy expenses and information technology expenses incurred by research and development to support our growing volume and business requirements.

Sales and marketing expenses

Sales and marketing expenses were $164.6 million for the year ended December 31, 2022, an increase of $50.3 million, or 44%, compared to $114.3 million for the year ended December 31, 2021. This increase was driven mainly by an increase of $20.4 million in employee compensation, benefits and other employee-related expenses, partly as a result of an increase in headcount in our sales and marketing group. In addition, we experienced an increase of $16.6 million in marketing expenses to support our growing volume and business, an increase of $7.0 million in third party contractors, consultancy expenses and information technology expenses incurred by sales and marketing to support our growing volume and business requirements, and higher spending on marketing programs, and an increase of $3.7 million in third-party commissions which corresponds to our revenue growth.

General and administrative expenses

General and administrative expenses were $90.0 million for the year ended December 31, 2022, an increase of $25.6 million, or 40%, compared to $64.4 million for the year ended December 31, 2021. This increase was driven mainly by an increase of $12.6 million in compensation, benefits and other employee-related expenses partly as a result of an increase in headcount among corporate management, an increase of $4.9 million in consultant expenses to support business requirements, an increase of $3.6 million related to several charitable donations or funds, an increase of $1.6 million in insurance expenses mainly as a result of incremental D&O insurance incurred as well as increase in several administrative services to support our business needs as a public company which were individually immaterial. This was offset by transaction costs of $5.1 million incurred in 2021 related to the Reorganization.

Depreciation and amortization expenses

Depreciation and amortization expenses were $20.9 million for the year ended December 31, 2022, an increase of $2.9 million, or 16%, compared to $18.0 million for the year ended December 31, 2021. The increase was driven primarily by an increase in amortization of internal use software costs as well as an increase in depreciation of property, equipment and software.

Financial income, net

Financial income, net was $23.8 million for the year ended December 31, 2022, an increase of $18.9 million, or 380%, compared to $5.0 million for the year ended December 31, 2021. This increase was primarily driven by a change in fair value of warrants of $22.1 million, an increase of $5.1 million in interest income on corporate cash balances, partially offset by revaluation of foreign currency balances and bank fees.

Income tax

Income tax expense was $13.6 million for the year ended December 31, 2022, an increase of $4.9 million, or 56%, compared to an expense of $8.7 million for the year ended December 31, 2021. The increase was primarily driven by the result of income taxes associated with our foreign subsidiaries as well as U.S. federal income tax expense.

Net loss

For a discussion regarding our net loss position please refer to the Liquidity and Capital Resources section below.

Year ended December 31, 2021 Compared to the year ended December 31, 2020

For a discussion of the 2021 Results of Operations, including a discussion of the financial results for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020, refer to Part I, Item 7 of our Form 10-K filed with the SEC on March 3, 2022.

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

As of the end of 2020, we had a Loan and Security Agreement, whereby we could request advances under a revolving line of credit. On September 14, 2021, we paid off the term loan and terminated the Loan and Security Agreement.

On October 28, 2021, Payoneer Early Payments Inc. (“PEPI”), a wholly-owned second tier subsidiary of the Company and its subsidiary (the “Borrower”) entered into a multi-party Receivables Loan and Security Agreement (the “Warehouse Facility”) with, inter alia, affiliates of Viola Ventures for the purpose of external financing of capital advance activity. See Note 11 and Note 21 to our audited consolidated financial statement included elsewhere in this Annual Report on Form 10-K.

The Warehouse Facility bears interest of the greater of 0.25% or LIBOR, plus 9% per annum and has a revolving maturity of 36 months from the commencement date with a payback period of an additional 6 months after the revolving maturity date. The initial borrowing commitment is $25 million subject to increases at our request and the lender’s discretion up to $100 million. Additional commitments will carry interest rates ranging from 7% to 7.75%. In addition, pursuant to the Warehouse Facility, PEPI entered into an amendment on June 8, 2022, whereby creating a condition that the total interest rate shall not exceed 10.5% per annum for all outstanding balances.

When the LIBOR rate has either permanently or indefinitely ceased to be provided by the ICE Benchmark Administration or is announced by the Financial Conduct Authority pursuant to public statement or publication of information to be no longer representative, an alternative Benchmark Replacement (as defined in the Warehouse Facility) will be selected.

The Warehouse Facility is secured by eligible capital advance receivables at an initial rate of 80% of the total value of the underlying capital advance receivable outstanding. We are subject to financial covenants including minimum tangible equity, solvency and unrestricted cash requirements that are assessed based on our consolidated financial statements.

As of December 31, 2022, we had $543.3 million of cash and cash equivalents.

In addition, on July 23, 2021, Payoneer Inc. completed a full redemption of the Series 1 Senior Preferred Stock for an aggregate redemption price of approximately $39.8 million.

We believe our existing cash and cash equivalents and cash flows from operating activities will be sufficient to meet our operating working capital and capital expenditure requirements for at least the next twelve months. Our future financing requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform and the expansion of sales and marketing activities. We may enter into agreements with third parties with respect to investments in, or acquisitions of, businesses or technologies, which could also require us to seek additional equity or debt financing.

Cash Flows

The following tables present a summary of cash flows from operating, investing and financing activities for the following comparative periods.

	Year ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$83,960	$20,015	$9,526
Net cash provided by (used in) investing activities	5,734	10,156	(66,854)
Net cash provided by financing activities	1,461,312	1,396,195	1,673,464
Effect of exchange rate changes on cash and cash equivalents	(2,719)	(1,222)	636
Change in cash, cash equivalents, restricted cash and customer funds	$1,548,287	$1,425,144	$1,616,772

Operating Activities

Net cash provided by operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

Our net loss for the year ended December 31, 2022 was $12.0 million after considering non-cash charges primarily consisting of stock-based compensation of $52.1 million and $20.9 million in depreciation and amortization as well as other non-cash items offset by a $34.0 million gain from the change in fair value of Warrants.

Our net loss for the year ended December 31, 2021 was $34.0 million after considering non-cash charges primarily consisting of $17.9 million in depreciation and amortization, $37.0 million in share-based compensation expenses as well as other non-cash items.

Our net loss for the year ended December 31, 2020 was $23.7 million after considering non-cash charges primarily consisting of $17.1 million in depreciation and amortization, $11.1 million in share-based compensation expenses as well as other non-cash items.

Net cash provided by operating activities was $84.0 million for the year ended December 31, 2022, an increase of $64.0 million, compared to cash provided by operating activities of $20.0 million for the year ended December 31, 2021. Apart from the items highlighted above, this was driven primarily by an increase in trade payables of approximately $24.3 million and other payables of $16.6 as compared to changes of less than $1 million in the previous year. This was partially offset by fluctuations in various current asset and liability balances particularly within other assets and long-term liabilities due to the timing of payments as well as other immaterial uses of cash.

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

Investing Activities

Net cash provided by investing activities was $5.7 million for the year ended December 31, 2022, a decrease of $4.5 million, or 44%, compared to cash provided by investing activities $10.2 million for the year ended December 31, 2021. This was predominantly driven by the higher outflows related to purchasing of property, plant and equipment of $10.5 million in the current period compared to $6.9 million in the previous period as well as internal use software of $18.3 million in the current period when compared to $14.0 million in the previous period. This change was partially offset by a net inflow of customer funds in transit of $33.9 million for the year ended December 31, 2022 compared to a net inflow of customer funds in transit of $31.2 million for the year ended December 31, 2021.

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

Financing Activities

Net cash provided by financing activities was $1.46 billion for the year ended December 31, 2022, an increase of $0.06 billion, or 5%, compared to $1.40 billion for the year ended December 31, 2021. This predominantly relates to a $1.4 billion increase associated with customer balances during the period ending December 31, 2022 as compared to a $1.1 billion increase associated with customer balances during the year ended December 31, 2021.

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

Lease Commitments

We have entered into various non-cancelable leases for certain offices and vehicles with contractual lease periods expiring between 2023 and 2025.

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$15,217	$8,295	$6,922	$—	$—

Off-Balance Sheet Arrangements

As of the balance sheet dates of December 31, 2022 and December 31, 2021, the Company has not engaged in any off-balance sheet arrangements, as defined by Regulation S-K, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, results of operations or cash flows.

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

	Year ended December 31,
(in millions)	2022	2021	2020
Volume	$61,282	$56,686	$44,419

Volume grew 8% for the year ended December 31, 2022 compared to the year ended December 31, 2021 driven by a combination of growth in digital commerce, recovery of our travel marketplaces from the COVID-19 pandemic, customer acquisition, including growth in B2B AP/AR, and new marketplace partnerships.

Volume grew 28% for the year ended December 31, 2021 compared to the year ended December 31, 2020 as we experienced continued growth in digital commerce, further accelerated and amplified by the COVID-19 pandemic which led to a significant boost in eCommerce/seller volume as a result of rapid shift in consumer buying behavior towards eCommerce. Nonetheless, the COVID-19 pandemic has also adversely affected the business of our travel marketplaces as the volume associated with the travel customer base was still below the pre-COVID pandemic levels in the majority of markets around the world in 2021. Volume grew 53% year over year in the year ended December 31, 2020 as a result of continued growth in digital commerce, concurrently with the adverse effect on the business of our customers’ travel marketplaces.

Revenue

We generate revenues mainly from transaction fees, which vary based on the type of service the customer utilizes. Transaction fee revenue principally consists of fees for withdrawals and usage. In addition, the Company generates revenue from non-volume-based products and services which are based on a fixed fee. We believe that Revenue demonstrates our ability to monetize on volumes. Our revenues can be impacted by the following:

(i)	Mix in customer size, products, and services;

(ii)	Mix between domestic and cross-border transactions;

(iii)	Geographic region or country in which a transaction occurs; and

(iv)	Pricing and other market conditions, including interest rates.

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

Adjusted EBITDA

	Year ended December 31,
(in thousands)	2022	2021	2020
Net loss	$(11,970)	$(33,987)	$(23,746)
Depreciation and amortization	20,858	17,997	17,095
Taxes on income	13,586	8,711	8,320
Other financial income (expense), net	10,131	6,854	(2,012)
EBITDA	32,605	(425)	(343)
Stock based compensation expenses(1)	52,150	37,012	10,892
Reorganization related expenses(2)	—	5,087	—
Share in losses of associated company	2	37	143
Other non-recurring items(3)	—	—	(4,304)
M&A related expenses(4)	(2,323)	(1,721)	—
Gain from change in fair value of Warrants(5)	(33,963)	(11,824)	—
Adjusted EBITDA	48,471	28,166	6,388
(1)	Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.

(2)	Represents the non-recurring reorganizational costs that were not recorded as a reduction of additional paid in capital. The amounts relate to legal and professional services associated with the Reorganization.

(3)	Consists primarily of a non-recurring allowance outside of normal course of business due to recovery of previously written off amount relating to one of our bank providers and non-recurring provision in connection with executive separation.

(4)	Represents non-recurring fair value adjustment of a liability related to our 2020 acquisition of optile.

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

We believe that the accounting estimates discussed in this section are critical based on the subjectivity and judgement involved in the underlying assumptions, and the materiality to our consolidated financial statements. Our significant accounting policies are described within Note 2 to the consolidated financial statements.

Allowance for Capital advance (CA) losses:

We have established an allowance for CA losses (ALCAL), which represents our estimate of current expected credit losses inherent in our portfolio. Since the adoption of ASC 326, Current Expected Credit Losses, as of January 1, 2022, we estimate ALCAL based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio, which is segmented by programs. Loss rates are generated using historical loss data for each portfolio and are applied to segments of each portfolio. We then apply macroeconomic factors such as market unemployment rate, current and forecasted GDP, S&P yield and inflation rate, which are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. Expected credit loss, inclusive of historical loss data and macroeconomic factors, are applied to the principal amount of our CA receivables.

Determining appropriate current expected credit loss allowances for CA receivables is an inherently uncertain process and ultimate losses may vary from current estimates. We regularly update our allowance estimates as new facts become known, and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for current expected credit losses at the balance sheet date after incorporating the impact of externally sourced macroeconomic forecasts.

Goodwill:

The valuation of assets acquired in a business combination require the use of significant estimates and assumptions. The acquisition method of accounting for business combinations requires us to estimate the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in an acquired business to properly allocate purchase price consideration between assets that are depreciated or amortized and goodwill. Our estimates are based upon assumptions that we believe to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur.

Goodwill is tested annually for impairment at the reporting unit level in the third quarter, or sooner when circumstances indicate an impairment may exist. The impairment evaluation for goodwill utilizes a qualitative assessment to determine whether it is more likely than not that goodwill is impaired. The qualitative factors may include, but are not limited to, macroeconomic conditions, industry and market conditions, operating environment, financial performance and other relevant events, which are inherently subject to estimation. If it is determined that it is more likely than not that goodwill is impaired, then we are required to perform a quantitative goodwill impairment test, which requires us to estimate the fair value of our reporting units. The fair value of the reporting unit is estimated using a discounted cash flow method. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. Estimation is inherent in calculating the discount rate to apply and involves the use of third-party specialists.

Revenue recognition:

Application of the accounting principles in U.S. GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Specifically, the determination of whether we are a principal to a transaction (gross revenue) or an agent (net revenue) can require considerable judgment. Further, we provide incentive payments to customers and merchants, which require judgment to determine whether the payments should be recorded as a reduction to gross revenue. Changes in judgments with respect to these assumptions and estimates could impact the amount of revenue recognized.

Income taxes:

Calculating our tax provision requires us to make estimates regarding the timing and amount of taxable and deductible items which will adjust pretax income earned in various tax jurisdictions. We are required to interpret complex tax legislation in the jurisdictions in which we operate, and although we believe that our estimates and judgments discussed herein are reasonable, actual results may be materially different than the estimated amounts.

The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. Valuation allowances are established for deferred tax assets when the likelihood of the deferred tax assets not being realized exceeds the more likely than not criterion. Assessing the likelihood of realizing deferred tax assets involves significant judgement and assumption. Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

We follow the guidance on accounting for uncertainty in income taxes in accordance with U.S. GAAP, which requires us to estimate whether it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position; otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, we accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as taxes on income in the consolidated financial statements.

In addition to aforementioned changes, the TCJA also included a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. taxation. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

Stock-based compensation:

We measure compensation expense for all equity awards made to our employees and non-employees using the grant date fair value method. Stock-based compensation expense related to stock options with an exercise price is measured at fair value on the date of grant using the Black-Scholes pricing model. Stock-based compensation expense related to stock options, RSU’s with market conditions and purchase rights issued under our Employee Stock Purchase Plan (ESPP) is measured at fair value on the date of grant using the Monte-Carlo option-pricing model. Both models involve certain estimates and subjective assumptions regarding our stock price volatility, the expected life of the award, the term selected for the risk-free rate, the expected dividend yield, as well as the probability of achieving the relevant market conditions.

Loss contingencies:

We are a party to certain legal and regulatory proceedings with respect to a variety of matters. We evaluate the likelihood of an unfavorable outcome of all legal or regulatory proceedings to which we are a party and accrue a loss contingency when the loss is probable and reasonably estimable. These judgments are subjective based on the status of the legal or regulatory proceedings, the merits of its defenses and consultation with in-house and external legal counsel. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims, litigation, or other enforcements and may revise our estimates. Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may differ materially from the actual outcomes. Legal costs are expensed as incurred and recorded in general and administrative expenses on the consolidated statement of operations.

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

Interest Rate Sensitivity

Our cash and cash equivalents, as well as customer funds, as of December 31, 2022, were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents, as well as customer funds, would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity, if necessary, to reduce our risk. As of the years ended December 31, 2022 and 2021, respectively, a hypothetical 1% increase or decrease in interest rates could have a material effect on our financial results, based on the customer funds balance as of each year end.

Any future borrowings incurred under our Warehouse Facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above), not to exceed 10.5% per annum for all outstanding balances.

Foreign Currency Risk

Most of our revenue is earned and expenses are incurred in U.S. dollars, and therefore most of our revenue and expenses are not currently subject to significant foreign currency risk. Our foreign currency exposure includes currencies of the countries in which our operations are located as well as certain currencies in which the platform services ours customers and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Canadian Dollar, Australian Dollar, New Zealand

Dollar, Vietnamese Dong, Danish Krone, Chinese Yuan, New Israeli Shekel, Philippine Peso, Bangladeshi Taka, Indian Rupee, Pakistani Rupee and Hong Kong Dollar.

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

Fluctuations in foreign currency exchange rates may cause us to recognize gains and losses in our statement of operations. As of the years ended December 31, 2022 and 2021, respectively, a hypothetical 10% increase or decrease in current exchange rates could have or could have had a material impact on our financial results.

Item 8. Financial Statements and Supplementary Data.

(a) Documents filed as part of this report
(a)(1) Financial Statements
Audited Consolidated Financial Statements of Payoneer Global Inc. for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

(2) Financial Statement Schedule
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.

(3)(b) Description of Exhibits
Exhibit Index

PAYONEER GLOBAL INC.

2022 ANNUAL REPORT

PAYONEER GLOBAL INC.

2022 ANNUAL REPORT

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Payoneer Global Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Payoneer Global Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive loss, of changes in redeemable preferred stock, redeemable convertible preferred stock and shareholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Notes 2(g), 2(h) and 2(o) to the consolidated financial statements, the Company changed the manner in which it accounts for its current expected credit losses on financial instruments in 2022 and the manner in which it accounts for leases in 2021.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Kesselman & Kesselman, Derech Menachem Begin 146, Tel-Aviv 6492103, Israel, P.O Box 7187 Tel-Aviv 6107120,
Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

Kesselman & Kesselman is a member firm of PricewaterhouseCoopers International Limited, each member firm of which is a separate legal entity

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Capital Advances receivables

As described in Notes 2(h) and 4 to the consolidated financial statements, as of December 31, 2022, the Company recorded Capital Advances receivables of $37.2 million, net of allowance of $5.3 million. The allowance for Capital Advances receivables is based on probability of default methodology that includes macroeconomic forecasts, which is segmented by programs. Management applies macroeconomic factors such as market unemployment rates, current and forecasted GDP, S&P yields and inflation rates, which are sourced externally to reflect the economic conditions.

The principal considerations for our determination that performing procedures relating to the allowance for Capital Advances receivables is a critical audit matter are (i) the high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence relating to the models used which apply macroeconomic forecasts to estimate expected credit losses; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s allowance estimation process, which included controls over certain models which apply macroeconomic forecasts to estimate expected credit losses. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for determining the allowance for Capital Advances receivables including evaluating the appropriateness of the methodology and models, testing the data used in the estimate and evaluating the reasonableness of significant assumptions. Evaluating the assumptions used in the models involved evaluating the reasonableness of management’s application of macroeconomic forecasts to estimate expected credit losses.

Uncertain Tax Positions

As described in Notes 2(z) and 19 to the consolidated financial statements, the Company has recorded liabilities for uncertain tax positions of $17.3 million as of December 31, 2022. The estimate of the Company’s tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgments about the application of complex tax laws and regulations. The Company operates on a global basis and is subject to tax laws and regulations in the US as well as numerous foreign jurisdictions. The Company’s income tax filings are regularly under audit in multiple jurisdictions around the globe and income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws is disputed.

The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are (i) the significant judgment by management when determining the uncertain tax positions; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s timely identification and accurate measurement of the uncertain tax positions; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and recognition of the liability for uncertain tax positions, and controls addressing completeness of the uncertain tax positions, as well as controls over measurement of the amount recorded. These procedures also included, among others, (i) testing the information used in the calculation of the liability for uncertain tax positions, related to filing positions and the related final tax returns; (ii) testing the calculation of the liability for uncertain tax positions by jurisdiction, including management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained; (iii) testing the completeness of management’s assessment of both the identification of uncertain tax positions and possible outcomes of each uncertain tax position; and (iv) evaluating the status and results of income tax audits with the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of the Company’s uncertain tax positions, including evaluating the reasonableness of management’s assessment of whether tax positions are more-likely-than-not of being sustained and the amount of potential benefit to be realized, and the application of relevant tax laws.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Tel Aviv, Israel

February 28, 2023

We have served as the Company’s auditor since 2005.

PAYONEER GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$543,299	$465,926
Restricted cash	2,882	3,000
Customer funds	5,838,612	4,401,254
Accounts receivable (net of allowance of $246 in 2022 and $119 in 2021)	12,878	13,844
Capital advance receivables (net of allowance of $5,311 in 2022 and $2,426 in 2021)	37,155	53,675
Other current assets	36,278	25,024
Total current assets	6,471,104	4,962,723
Non-current assets:
Property, equipment and software, net	14,392	12,140
Goodwill	19,889	21,127
Intangible assets, net	45,444	37,529
Restricted cash	4,848	5,113
Deferred taxes	4,169	4,900
Investment in associated company	6,429	7,013
Severance pay fund	1,095	1,723
Operating lease right-of-use assets	15,260	12,943
Other assets	12,021	13,541
Total assets	$6,594,651	$5,078,752

Liabilities and shareholders’ equity:
Current liabilities:
Trade payables	$41,566	$17,200
Outstanding operating balances	5,838,612	4,401,254
Other payables	97,334	79,374
Total current liabilities	5,977,512	4,497,828
Non-current liabilities:
Long-term debt from related party (refer to Notes 11 and 21 for further information)	16,138	13,665
Warrant liability	25,914	59,877
Other long-term liabilities	29,831	20,309
Total liabilities	6,049,395	4,591,679
Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	—	—
Common stock, $0.01 par value, 3,800,000,000 and 3,800,000,000 shares authorized; 352,842,025 and 340,384,157 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	3,528	3,404
Additional paid-in capital	650,433	575,470
Accumulated other comprehensive income (loss)	(176)	2,253
Accumulated deficit	(108,529)	(94,054)
Total shareholders’ equity	545,256	487,073
Total liabilities and shareholders’ equity	$6,594,651	$5,078,752

The accompanying notes are an integral part of the consolidated financial statements.

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Year ended December 31
	2022	2021	2020

Revenues	$627,623	$473,403	$345,592

Transaction costs (Exclusive of items shown separately below and inclusive of $1,491 and $220 interest expense and fees associated with related party transaction in 2022 and 2021 respectively, refer to Notes 11 and 21 for further information)	110,165	101,476	97,040
Other operating expenses (Exclusive of items shown separately below)	149,199	124,649	81,976
Research and development expenses	115,041	80,760	52,301
Sales and marketing expenses	164,564	114,331	76,846
General and administrative expenses	90,010	64,399	37,629
Depreciation and amortization	20,858	17,997	17,095
Total operating expenses	649,837	503,612	362,887

Operating loss	(22,214)	(30,209)	(17,295)

Financial income (expense):
Gain from change in fair value of Warrants	33,963	11,824	—
Other financial income (expense), net	(10,131)	(6,854)	2,012
Financial income, net	23,832	4,970	2,012

Income (loss) before taxes on income and share in losses of associated company	1,618	(25,239)	(15,283)

Taxes on income	13,586	8,711	8,320

Share in losses of associated company	2	37	143

Net loss	$(11,970)	$(33,987)	$(23,746)

Per Share Data
Net loss per share attributable to common stockholders — Basic and Diluted loss per share	$(0.03)	$(0.33)	$(0.80)

Weighted average common shares outstanding — Basic and Diluted	348,044,831	202,881,911	47,007,695

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,429)	(1,921)	4,031
Other comprehensive income (loss), net of tax	(2,429)	(1,921)	4,031

Comprehensive loss	$(14,399)	$(35,908)	$(19,715)

The accompanying notes are an integral part of the consolidated financial statements.

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

								Accumulated
	Redeemable convertible		Redeemable				Additional	other
	preferred stock		preferred stock		Common Stock		paid-in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2020	209,529,798	$154,800	—	$—	37,569,542	$376	$30,439	$143	$(36,321)	$(5,363)
Issuance of redeemable Preferred Stock and Warrants	—	—	3,500	$10,735	—	—	21,911	—	—	21,911
Acquisition related issuance of Common Stock	—	—	—	—	5,278,856	53	15,490	—	—	15,543
Exercise of options and vested RSUs	—	—	—	—	5,759,778	57	792	—	—	849
Stock-based compensation	—	—	—	—	—	—	11,074	—	—	11,074
Other comprehensive income, net of tax	—	—	—	—	—	—	—	4,031	—	4,031
Net loss	—	—	—	—	—	—	—	—	(23,746)	(23,746)
Balance At December 31, 2020	209,529,798	$154,800	3,500	$10,735	48,608,176	$486	$79,706	$4,174	$(60,067)	$24,299

Balance at January 1, 2021	209,529,798	$154,800	3,500	$10,735	48,608,176	$486	$79,706	$4,174	$(60,067)	$24,299
Reverse Recapitalization transaction	(209,529,798)	(154,800)	—	—	249,792,546	2,498	189,056	—	—	191,554
PIPE financing	—	—	—	—	30,000,000	300	279,885	—	—	280,185
Redemption of Redeemable Preferred Stock	—	—	(3,500)	(10,735)	—	—	(29,069)	—	—	(29,069)
Exercise of options and vested RSUs	—	—	—	—	11,704,229	117	18,883	—	—	19,000
Stock-based compensation	—	—	—	—	—	—	37,012	—	—	37,012
Deferred consideration related to acquisition of Optile	—	—	—	—	279,206	3	(3)	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,921)	—	(1,921)
Net loss	—	—	—	—	—	—	—	—	(33,987)	(33,987)
Balance at December 31, 2021	—	$—	—	$—	340,384,157	$3,404	$575,470	$2,253	$(94,054)	$487,073

Balance at January 1, 2022	—	$—	—	$—	340,384,157	$3,404	$575,470	$2,253	$(94,054)	$487,073
Adoption of ASC 326	—	—	—	—	—	—	—	—	(2,505)	(2,505)
Exercise of options and vested RSUs	—	—	—	—	11,478,291	114	17,392	—	—	17,506
Stock-based compensation expenses	—	—	—	—	—	—	53,741	—	—	53,741
ESPP shares issued	—	—	—	—	979,577	10	3,830	—	—	3,840
Other comprehensive loss, net of tax	—	—	—	—	—		—	(2,429)	—	(2,429)
Net loss	—	—	—	—	—	—	—	—	(11,970)	(11,970)
Balance at December 31, 2022	—	$—	—	$—	352,842,025	$3,528	$650,433	$(176)	$(108,529)	$545,256

The accompanying notes are an integral part of the consolidated financial statements.

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. DOLLARS IN THOUSANDS

	Year ended December 31
	2022	2021	2020
Cash Flows from Operating Activities
Net loss	$(11,970)	$(33,987)	$(23,746)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,858	17,997	17,095
Deferred taxes	731	(1,216)	(721)
Stock-based compensation expenses	52,149	37,012	11,074
Share in losses of associated company	2	37	143
Gain from change in fair value of Warrants	(33,963)	(11,824)	—
Transaction costs allocated to Warrants	—	5,087	—
Foreign currency re-measurement (gain) loss	2,752	1,103	(576)
Changes in operating assets and liabilities, net of the effects of business combinations:
Other current assets	(11,421)	(14,694)	3,627
Trade payables	24,284	469	2,865
Deferred revenue	224	(432)	417
Accounts receivable, net	964	3,933	(3,869)
Capital advance extended to customers	(223,819)	(330,510)	(266,149)
Capital advance collected from customers	237,834	342,930	259,790
Other payables	16,608	691	15,416
Other long-term liabilities	(3,480)	(4,775)	(2,572)
Operating lease right-of-use assets	10,686	9,525	—
Other assets	1,521	(1,331)	(3,268)
Net cash provided by operating activities	$83,960	$20,015	$9,526

Cash Flows from Investing Activities
Purchase of property, equipment and software	(10,504)	(6,891)	(4,992)
Capitalization of internal use software	(18,329)	(14,008)	(9,045)
Severance pay fund (contributions) distributions, net	628	(99)	378
Customer funds in transit, net	33,939	31,154	(37,713)
Acquisition of Optile, net of cash acquired	—	—	(15,482)
Net cash provided by (used in) investing activities	$5,734	$10,156	$(66,854)

Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with stock based compensation plan	21,346	19,000	849
Outstanding operating balances, net	1,437,358	1,054,530	1,659,944
Borrowings under related party facility (Refer to Notes 11 and 21 for further information)	29,363	17,431	—
Repayments under related party facility (Refer to Notes 11 and 21 for further information)	(26,755)	(3,766)	—
Borrowings under loan and security agreement	—	—	104,552
Repayments under loan and security agreement	—	(40,025)	(124,527)
Issuance of redeemable preferred stock and warrants, net	—	—	32,646
Redemption of redeemable preferred stock	—	(39,803)	—
Proceeds from Reverse Recapitalization, net	—	108,643	—
Proceeds from PIPE financing, net	—	280,185	—
Net cash provided by financing activities	$1,461,312	$1,396,195	$1,673,464

Effect of exchange rate changes on cash and cash equivalents	$(2,719)	$(1,222)	$636

Net change in cash, cash equivalents, restricted cash and customer funds	1,548,287	1,425,144	1,616,772
Cash, cash equivalents, restricted cash and customer funds at beginning of year	4,838,433	3,413,289	1,796,517
Cash, cash equivalents, restricted cash and customer funds at end of year	$6,386,720	$4,838,433	$3,413,289
Supplemental disclosure of cash flow information:
Cash paid for taxes, net of refunds	$9,425	$3,689	$5,713
Cash interest paid	$1,466	$1,919	$1,887
Supplemental information of investing and financing activities not involving cash flows:
Property, equipment, and software acquired but not paid	$109	$20	$534
Internal use software capitalized but not paid	$4,392	$1,560	$988
Right-of-use assets obtained in exchange for new operating lease liabilities	$13,003	$3,188	$—
Conversion of redeemable convertible preferred stock into Common Stock	$—	$154,800	$—

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. DOLLARS IN THOUSANDS

The below table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2022	2021	2020
Cash and cash equivalents	$543,299	$465,926	$102,988
Current restricted cash	2,882	3,000	26,394
Non-current restricted cash	4,848	5,113	5,199
Customer funds(1)	5,835,691	4,364,394	3,278,708
Total cash, cash equivalents, restricted cash and customer funds shown in the consolidated statements of cash flows	$6,386,720	$4,838,433	$3,413,289

(1)Excludes $2,921 and $36,860 and $68,014 of customer funds in transit as of December 31, 2022, 2021 and 2020, respectively.

Supplemental schedule about Reverse Recapitalization during the year ended December 31, 2021

Cash held by FTOC and cash related to FTOC trust, net of redemptions	$574,961
Less cash consideration paid to Legacy Payoneer Shareholders	398,201
Less cash paid associated with transaction costs allocated to Reverse Recapitalization	68,117
Reverse Recapitalization financing	108,643
Cash related to PIPE	300,000
Less cash paid associated with transaction costs allocated to PIPE	19,815
PIPE financing	280,185
Net contributions from Reverse Recapitalization and PIPE financing	$388,828

Supplemental schedule about Optile acquisition during the year ended December 31, 2020

Net fair value of assets acquired and liabilities assumed at the date of acquisition was as follows:

Working capital deficit, net (excluding cash and cash equivalents in the amount of $196)	$(29)
Property, plant and equipment	162
Goodwill	20,449
Identifiable intangible assets	17,805
Non-cash consideration	(22,905)
Total cash paid, net of cash acquired	$15,482

The accompanying notes are an integral part of the consolidated financial statements.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 1 – GENERAL OVERVIEW

Unless the context otherwise requires, the “Company”, “Payoneer”, “we,” “our,” “us” and similar terms refer to Payoneer Inc. for the period prior to the Closing Date (as defined below) and to Payoneer Global Inc., for the period thereafter.

Payoneer, incorporated in Delaware, empowers global commerce by connecting businesses, professionals, countries and currencies with its innovative cross-border payments platform. Payoneer enables businesses and professionals around the globe to reach new audiences while reducing the complexity involved in enabling overseas and cross-border trade, by facilitating seamless, cross-border payments. Payoneer offers its customers the flexibility to pay and get paid globally as easily as they do locally. The Company offers a suite of services that includes cross-border payments, physical and virtual Mastercard cards, working capital, risk management and other services. The fully-hosted service includes various payment options with minimal integration required, full back-office functions and customer support offered.

The Company supports customers that come from more than 190 countries and territories and operates in a rapidly evolving regulatory environment. Government regulations impact key aspects of the Company’s business in markets in which the Company operates.

Payoneer is registered as a Money Service Business with the U.S. Treasury’s Financial Crimes Enforcement Network (FinCEN) and licensed as a Money Transmitter under the laws of all U.S. states where such license is necessary, as well as in the District of Columbia and Puerto Rico. During 2015, the Company, through Payoneer Hong Kong Limited, was granted a Money Service Operator License in Hong Kong which enables the Company to offer payment services from Hong Kong. During 2016, the Company, through Payoneer Japan Limited, was registered as a Funds Transfer Service Provider in Japan. During 2018, the Company, through Payoneer Australia PTY Limited, was registered as a Financial Services Licensee in Australia. During 2019, the Company, through Payoneer Europe Limited, was granted authorization to operate as an Electronic Money Institution from the Central Bank of Ireland and was then authorized, pursuant to EU passporting rules, to provide payment services under its license in all countries in the European Economic Area. Payoneer Europe Limited also holds a license with Mastercard to issue cards and as of December 31, 2020, was the issuer of the majority of cards issued to Payoneer customers. In January 2021, Payoneer entered into an agreement with an existing card issuing partner in the United States that enables Payoneer to provide its customers with access to commercial Mastercard cards issued through the card issuing partner to make online purchases of commercial goods and services. This commercial card provides advantages such as higher acceptance rates.

On June 25, 2021 (the “Closing Date”), Payoneer Inc. (“Legacy Payoneer”) and FTAC Olympus Acquisition Corporation (“FTOC”), consummated the previously announced business combination pursuant to the Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated February 3, 2021 (as amended), through a merger of subsidiaries under a newly formed holding company (the “Reverse Recapitalization”).

On the Closing Date, and in connection with the closing of the Reverse Recapitalization, the new combined company changed its name to Payoneer Global Inc. (the “Company”). Legacy Payoneer was deemed the accounting acquirer in the Reverse Recapitalization based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations. This determination was primarily based on Legacy Payoneer's stockholders prior to the Reverse Recapitalization having a majority of the voting interests in the combined company, Legacy Payoneer's operations comprising the ongoing operations of the combined company, Legacy Payoneer's board of directors comprising a majority of the board of directors of the combined company, Legacy Payoneer's senior management comprising the senior management of the combined company and the assets and revenue of Legacy Payoneer were greater than those of FTOC. As FTOC did not meet the definition of a “business” for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy Payoneer issuing stock for the net assets of FTOC, accompanied by a recapitalization. The net assets of FTOC are stated at historical cost, with no goodwill or other intangible assets recorded.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 1 – GENERAL OVERVIEW (continued):

While FTOC was the legal acquirer in the Reverse Recapitalization, because Legacy Payoneer was deemed the accounting acquirer, the historical financial statements of Legacy Payoneer became the historical financial statements of the combined company upon the consummation of the Reverse Recapitalization. As a result, the financial statements included in this report reflect (i) the historical operating results of Legacy Payoneer prior to the Reverse Recapitalization; (ii) the combined results of the Company and Legacy Payoneer following the closing of the Reverse Recapitalization; (iii) the assets and liabilities of Legacy Payoneer at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In accordance with guidance applicable to these circumstances, the equity structure has been retroactively adjusted in all comparative periods up to the Closing Date to reflect the number of shares of the Company's common stock, $0.01 par value per share, issued to Legacy Payoneer's stockholders in connection with the Reverse Recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Payoneer redeemable convertible preferred stock and common stock prior to the Reverse Recapitalization have been retroactively adjusted as shares reflecting the exchange ratio established pursuant to the Reorganization Agreement. In conjunction with the Reverse Recapitalization, the Company’s Common Stock underwent a 1-for-1.88 conversion. Note that the consolidated financial statements give retroactive effect as though the conversion of the Company’s Common Stock occurred for all periods presented, without any change in the par value per share.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a.	Principles of consolidation, basis of presentation, and accounting principles:

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (hereafter – U.S. GAAP) and include the accounts of Payoneer Global Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Investments in an entity where we have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investee’s results of operations is shown within Share in losses of associated company on our consolidated statements of comprehensive loss and our investment balance as an investment in associated company on our consolidated balance sheets.

b.	Use of estimates in the preparation of financial statements:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, allowance for capital advance receivables, income taxes, goodwill, revenue recognition, stock-based compensation, and loss contingencies.

c.	Functional currency and translation:

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

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

Accordingly, monetary accounts maintained in currencies other than the dollar are re-measured into dollars in accordance with the principles set forth in ASC 830, Foreign Currency Translation, in the following manner:

Balances in non-dollar currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-dollar transactions reflected in the consolidated statements of comprehensive loss, the transaction date exchange rates are used. The resulting transaction gains or losses are recorded as other financial income or expense. The Company recognized $14,843 of such transaction losses during the year ended December 31, 2022. Depreciation, amortization and other changes deriving from non-monetary items are based on historical exchange rates.

The Company is also affected by fluctuations in exchange rates on its investment in an associated company. The assets and liabilities of the associated company whose functional currency is a foreign currency are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income (loss) (“OCI”) and is included in shareholders' equity.

The Company also has a foreign subsidiary that uses the local currency of the respective country as its functional currency. Assets and liabilities of the non-U.S. dollar functional currency subsidiary are translated into U.S. dollars at the period-end rate of exchange. Revenues, costs, and expenses of the non-U.S. dollar functional currency subsidiary are translated into U.S. dollars using transaction date exchange rates. Gains and losses resulting from these translations are recorded as a component of OCI. Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as other financial income or expense in our consolidated statements of comprehensive loss.

d.	Fair value measurement:

The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), regarding fair value measurements for assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. The provisions apply whenever other accounting pronouncements require or permit fair value measurements.

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

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

As of December 31, 2022, and 2021, the fair values of the Company's cash, cash equivalents, customer funds, restricted cash, accounts receivable, capital advance receivables, accounts payable, outstanding operating balances, and long-term debt approximated the carrying values of these instruments presented in the Company's consolidated balance sheets because of their nature. The fair value of the warrants described within Note 14 is determined by utilizing the publicly available price of the Company’s stock (Level 1). The fair value of long-term debt, when carrying value does not approximate fair value, and the Company’s common stock and contingent consideration related to the acquisition (as described within note 3) are determined using Level 3 unobservable inputs and assumptions by the Company.

e.	Cash and cash equivalents and restricted cash:

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

The Company defines restricted cash as cash held as collateral for the purpose of maintaining compliance with certain agreements, deposits held with payment processors and issuing banks that assist the Company in executing payment transactions, deposits in connection with regulatory requirements and deposits for property rental in different locations around the globe. The classification of restricted cash between current and non-current assets depends on the expected duration of the underlying activity.

f.	Customer funds:

The Company holds customer funds as the Company’s liability. These funds consist of cash and are reflected on the consolidated balance sheets as an outstanding operating balances liability. To meet regulatory requirements in the jurisdictions in which the Company operates, the Company is obligated to hold the underlying funds and separately classify the assets as customer funds in the consolidated balance sheet. The Company classifies the assets underlying the customer funds as current based on their purpose and availability to fulfill the direct obligation of the Company under amounts due to customers. The Company does not commingle these customer funds within its corporate funds. Customer funds are maintained within both interest and non-interest bearing bank accounts. The Company has restricted access to some bank accounts depending on the license and regulatory body governing the services and nature of the services underlying each obligation.

Customer funds include funds in transit that have not yet settled with the designated payee bank account or have yet to be loaded to a customer card or account. These funds are classified on the consolidated statements of cash flows as investing activities.

g.	Accounts receivable, net:

The Company records receivables when services are transferred to customers in exchange for a right to receive consideration, conditional only upon the passage of time. The Company periodically assesses and evaluates the collectability of outstanding receivables and maintains an allowance for expected credit losses related to accounts receivable.

h.	Capital advance (“CA”) receivables, net:

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

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

Although there is no economic recourse to the seller in the event that the future receivables are not generated, the degree of uncertainty related to this economic benefit is mitigated by the due diligence performed by the Company prior to purchasing the seller’s future receivables and is further mitigated by limited contractual remedies.

The Company’s due diligence includes, but is not limited to, detailed analyses of the seller’s historical processing volumes, transaction count, chargeback history, growth of the seller, and account longevity with the Company.

The Company recognizes revenues associated with these fees over the CA period, adjusting the amount to reflect an effective interest rate. The fees earned on these receivables are included in revenue on the consolidated statements of comprehensive loss and the total fees were not significant to the Company’s operations for the years ended December 31, 2022, 2021 and 2020.

CA receivable, net represents the aggregate amount of CA-related receivables as of the consolidated balance sheet date, net of an allowance for potential uncollectible amounts in the event of merchant fraud, diversion or default. For the purchased receivables, the Company is generally exposed to potential advance losses related to uncollectibility, and as such, the Company establishes an allowance for CA losses (“ALCAL”). Changes to the ALCAL are reflected as transaction costs on the statement of comprehensive loss, according to company’s charge-off methodology.

Beginning in 2022, following our modified retrospective adoption of ASC 326, the ALCAL is primarily based on expectations of credit losses based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio, which is segmented by programs. Loss rates are generated using historical loss data for each portfolio and are applied to segments of each portfolio. We then apply macroeconomic factors such as market unemployment rate, current and forecasted GDP, S&P yield and inflation rate, which are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. Expected credit loss, inclusive of historical loss data and macroeconomic factors, are applied to the principal amount of our CA receivables.

Prior to 2022, the Company had implemented a risk-based methodology that was used to estimate future losses based on historical loss experience as well as qualitative judgment when historical loss data was not available. For product offerings with sufficient historical loss experience, the Company developed loss estimates based on receivable balance attributes such as account payment status, percentage of collections per day, and length of time from advance to collection. Based on these attributes, a historical loss rate was applied to calculate the allowance for CA losses. For product offerings that did not have significant historical loss data to develop a historical loss percentage, the Company estimated losses by evaluating portfolio factors such as average balance outstanding by customer as well as creating specific identification provisions for known collection risks.

i.Property, equipment and software, net:

Property, equipment, and software are stated at cost less accumulated depreciation and amortization. Additions, renewals, and betterments are capitalized. Maintenance and repairs that do not extend the useful life of the asset are expensed as incurred.

We compute depreciation and amortization using the straight-line method over the estimated useful lives as follows:

Years
Computers, software and peripheral equipment	3-5
Furniture and office equipment	6-16
Leasehold improvements	Shorter of economic life or lease term

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

j.	Internal use software:

The Company accounts for costs incurred to develop or obtain software and other applications for internal use in accordance with ASC 350-40, Internal-Use Software. Software purchased for internal use is accounted for as the acquisition of an intangible asset and is capitalized at cost. Costs related to developing software for internal use are expensed or capitalized depending on the project stage in which the costs are incurred. The Company capitalizes costs incurred during the application development stage, which include costs to design the software, application configuration, interfaces, coding, installation, and testing. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred.

Capitalized internal use software is presented within intangible assets, net on the consolidated balance sheets. The assets are amortized over the period of estimated benefit of three years, using the straight-line method, and related amortization is presented under depreciation and amortization on the consolidated statements of comprehensive loss. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development cost requires considerable judgement by management.

k.	Business combinations

The Company accounts for business combinations using the acquisition method when control is transferred to the Company. The consideration transferred in the acquisition is measured at fair value, as are the identifiable net tangible and intangible assets acquired. The fair value of the assets are considered significant estimates made by the Company. Any residual purchase price is allocated as goodwill. Transaction costs are expensed as incurred, except if related to the issue of debt or equity securities. Any contingent consideration connected to the business combination is measured at fair value at the date of acquisition and each reporting period thereafter. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed in the business combination, with the corresponding offset recorded to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of comprehensive loss.

l.	Deferred transaction costs

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

m.	Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination and is allocated to the reporting unit expected to benefit from the business combination. Goodwill is tested for impairment, at a minimum, on an annual basis at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.

The fair value of the reporting unit is estimated using a discounted cash flow method. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. Failure to achieve these expected results, changes in the discount rate or market pricing metrics, may cause a future impairment of goodwill at the reporting unit level. The Company conducted the annual impairment test of goodwill as of September 30, 2022. The Company elected to directly perform a quantitative analysis of fair value of the reporting unit compared to the carrying value of the reporting unit. Based on the results of this analysis, the Company determined that the goodwill was not impaired.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

Intangible assets consist of acquired developed technology and internal use software (refer to note 2j). Intangible assets are amortized over the period of estimated useful life using the straight-line method and have estimated useful lives ranging from three to six years. No significant residual value is estimated for intangible assets.

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. An asset is considered impaired if its carrying value exceeds the future net cash flow the asset is expected to generate.

n.	Impairment of long-lived assets:

The Company reviews long-lived assets for their impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of the asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

o.	Leases:

The Company adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2021, using a modified retrospective basis and applied the optional practical expedients related to the transition, including those related to lease classification and hindsight.

The Company determines whether an arrangement is a lease for accounting purposes at contract inception by determining whether an asset is explicitly or implicitly identified in the arrangement, and whether the Company obtains the right to control the use of that asset. As of December 31, 2022 and 2021, the Company had entered into operating leases for office facilities and employee vehicles and did not have any finance leases.

Operating leases are recorded as right-of-use (“ROU”) assets, which are presented as right-of-use assets, and lease liabilities, which are included in other payables and other long-term liabilities, on the consolidated balance sheets, depending on their classification as short or long-term, respectively.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Our leases do not provide an implicit rate; we use an incremental borrowing rate for specific terms on a collateralized basis based on the information available on either the ASC 842, leases, transition date or commencement date, as applicable, in determining the present value of lease payments.

The ROU asset calculation includes lease payments to be made and excludes lease incentives. The ROU asset and lease liability may include amounts attributed to options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. In certain instances, the Company may have lease agreements with lease and non-lease components. In these instances, the Company has elected to apply the practical expedient and account for the lease and non-lease components as a single lease component for all leases. The Company applies a single portfolio approach within certain lease classes to account for the ROU assets and lease liabilities. The Company does not recognize ROU assets and lease liabilities arising from short-term leases.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

p.	Warrant liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of Common Stock and whether the warrant holders could potentially require different settlement value of consideration in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a derivative liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as gain or loss on the consolidated statements of comprehensive loss. In accordance with ASC 825-10, Financial Instruments, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the statement of comprehensive loss as incurred.

q.	Revenue recognition:

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The majority of the Company’s revenue is recognized and collected upon the completion of the underlying transaction.

Card and Customer Account revenue:

1)	Transaction fee revenues - the Company’s transaction fee revenue principally consists of usage fees. Revenue may vary based on the size and volume of transactions, the funding methods used, the currencies to be ultimately disbursed and the countries to which the funds are transferred. Transaction fee revenues are recognized at a point in time which is the period when the underlying transactions occur, and at this time the amounts are known.
2)	Collection and loading fees - fees are charged to customers upon withdrawal of funds into a customer’s bank account or utilization of funds loaded or allocated to cards. Fees are recognized at a point in time which is the period that the underlying withdrawal or load to a customer occurs.
3)	Service and maintenance fees - maintenance and service fees are charged either monthly or annually to customers. Fees charged in advance to customers covering a single reporting period or multiple reporting periods are recognized when the fee is charged as there is no binding contract term and the fee does not represent a material right to the customer.
4)	Cancellations and refunds of fees - the Company records revenue net of transaction cancellation and refunds of fees. Cancellations and refunds of fees are estimated at the time that the underlying transaction occurs and are provided for in advance of the cancellation or refund.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

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

The Company uses third-party processors and financial institutions in executing foreign exchange transactions with third-parties. The Company acts as the principal in these transactions and recognizes revenue as it relates to these transactions on a gross basis as the Company controls the service to the end customer and directs third party processors and other financial institutions to perform the specified services on the Company’s behalf. To the extent revenues are recorded on a gross basis, any commissions or other payments to third-parties are recorded as transaction costs so that the net amount (gross revenue less transaction costs) is reflected in operating loss. The company charges both fixed and variable fees related to global bank transfers. Fixed fees are generally on a per transaction basis while variable are generally based on volume of a transaction where a transactions involve funds transferred to the Company in one currency and are transferred to a beneficiary in another currency.

Interest earned on customer funds balances

As discussed in Note 2f, the Company holds customer funds in both interest and non-interest bearing accounts. Interest earned on these balances is recognized as revenue.

Customer acquisition costs

The Company capitalizes certain consideration paid to customers, which include costs associated with customer acquisition rewards, and certain costs to obtain contracts, which include employee sales commissions that are incremental to the acquisition of customer contracts. These costs are recorded as other assets on the consolidated balance sheets. The Company determines whether costs should be deferred based on the incremental nature of the underlying cost and if the cost would not have occurred absent the customer acquisition.

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

Amortization of customer acquisition rewards and sales commissions are consistent with the pattern of revenue recognition of each performance obligation. Incentives earned by customers and third parties for referring new customers are paid in exchange of a distinct service and accounted for sales and marketing expenses on the consolidated statements of comprehensive loss. Any amounts paid in excess of the fair value of the referral service received are recorded as a reduction of revenue. Fair value of the service is established using amounts paid to vendors for similar services. The Company has applied the practical expedient in ASC 340-40 to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company recognizes an asset for incremental costs to obtain a contract such as sales commissions and other customer incentives. The asset is amortized on a systematic basis over the expected customer relationship period, which is estimated as of December 31, 2022 to be 1.84 years. The amortization is recorded within sales and marketing expense on our consolidated statements of comprehensive loss.

The Company offers various programs to acquire customers. In certain customer acquisition arrangements with existing customers, the payments to the customer are recorded as a reduction of revenue.

The Company periodically reviews these deferred customer acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

r.	Segments:

The Company determines operating segments based on how our Chief Operating Decision Maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. Our CODM are our Co-Chief Executive Officers, who review our operating results on a consolidated basis. We operate in one segment and have one reportable segment.

s.	Transaction costs:

Transaction costs consist of fees paid to banks, processors and card networks, costs to acquire currencies, card supply costs and other fees related to the Company’s services. These costs are net of any rebate programs with banks, processors and networks, such as currency conversion assessment rebates and volume rebates. These costs are primarily driven by transaction size and volume.

The Company is exposed to potential transaction losses due to credit or debit card collections, Electronic Funds Transfer returns, card negative balances and related chargebacks, including charge-offs related to CA. These losses are included in transaction costs. The Company established an allowance for estimated losses arising from processing customer transactions, which represents an accumulation of the estimated amounts necessary to provide for transaction losses incurred as of the reporting date, including those for which the Company has not yet identified. The allowance is monitored quarterly and is updated based on actual claims data. The allowance is based on known facts and circumstances as well as internal factors. As of December 31, 2022 and 2021, the provision for transaction losses, including the allowance for CA totaled $6,617 and $4,072,  respectively, and was included in other payables, with the exception of the allowance for CA which is within CA receivables, net on the consolidated balance sheets. Transaction costs also include expenses related to the outstanding balance associated with the Warehouse Facility and are considered to be related party balances as further described within Notes 11 and 21.

t.	Other operating expenses:

Other operating expenses include compensation for the Company’s employees who support customer service calls, card and account approval, banking infrastructure implementations, transactions monitoring and liquidity management as well as indirect costs incurred for fraud detection, compliance operations and maintenance costs related to the Company’s customer call center infrastructure.

u.	Sales and marketing expenses:

Sales and marketing include business development and product launch costs, marketing and advertising costs, retention costs and certain customer acquisition costs. This also includes employee compensation and related costs to support the sales and marketing process. Advertising and certain marketing costs are expensed as incurred and amounted to $23,985, $9,330 and $7,740 for the years ended December 31, 2022, 2021 and 2020, respectively.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

v.	Research and development expenses:

Research and development expenses charged to the consolidated statements of comprehensive loss as incurred and consist primarily of employee compensation and related costs, professional services and consulting expenses, and non-capitalized costs associated with the development of new technologies.

w.	General and administrative expenses:

General and administrative expenses consist primarily of compensation, benefits and overhead expenses associated with corporate management. This also includes, among other things, directors’ and officers’ liability insurance, director fees, internal and external accounting and legal and administrative resources, including audit and legal fees.

x.	Stock-based compensation
1.

Equity awards granted to employees and non-employees are accounted for using the grant date fair value method. The grant date fair value is determined as follows: for restricted stock units (“RSUs”) and stock options with an exercise price, using the Black Scholes pricing model, for stock options or RSUs with market conditions and the Employee Stock Purchase Plan (“ESPP”), using a Monte Carlo model, and for RSUs and stock options with no exercise price with service conditions, based on the grant date share price. The fair value of share-based payment transactions is recognized as expense over the requisite service period. Forfeitures are accounted as they occur.

2.

The Company measures the compensation cost related to the options, RSUs, and ESPP rights awarded on the grant date and recognizes the cost on a straight-line basis over the requisite service period of the awards. Cost of awards with service conditions and market-based conditions for vesting are recognized using the graded vesting method. For awards with market conditions, compensation expense is not reversed if the market conditions are not satisfied.

3.

The Company measures the additional compensation cost of modified awards on the date of modification and recognizes the cost (1) on the modification date for past service periods and (2) on a straight-line method over the future related service period.

4.

Fair value of the equity instrument issued to a non-employee is measured as of the grant date. The fair value of the awards is recognized over the vesting period, which coincides with the period that the counter-party is providing services to the Company.

5.	The Company recognizes a tax benefit of stock-based compensation in the consolidated statements of comprehensive loss if the tax benefit is realized.
6.	The Company issues new shares for the ESPP and upon option exercise or RSU vesting.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

y.	Concentration of risk:

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, customer funds, restricted cash, CA and accounts receivable. The Company’s assets are placed with financial institutions throughout the world. The Company regularly reviews its funds concentrations and has relationships with a globally diversified group of banks and financial institutions. A significant portion of the Company’s funds are deposited at large depository institutions. The majority of those cash funds exceed FDIC coverage insurance limit of $250. Additionally, a portion of the Company’s cash is deposited in non - US accounts. Significant balances are held in ring-fenced accounts; however there are funds held with financial institutions that do not offer deposit insurance and bear specific country and regional risks. The Company is also exposed to transaction losses due to funds blocked with its Global Bank Transfers processors. See also Note 15.

68% and 58% of the Company’s cash and cash equivalents and customer funds are concentrated with domestic financial institutions as of December 31, 2022 and 2021, respectively.

Cash and cash equivalents and customer funds balances denominated in U.S. dollars represent 76% and 74% of the balance of the cash, cash equivalents and customer funds at December 31, 2022, and 2021, respectively.

The Company issues cards directly under its Mastercard license and utilizes a third-party issuing bank for its physical and virtual card management business. If the issuing bank ceases to transact with current cardholders, incurs a significant disruption that affects current cardholder transactions, or terminates as an issuing bank due to circumstances out of the Company’s control or if Mastercard revokes the Company’s license to issue cards, the result would have a significant negative impact on the Company.

Information security risks for financial and technology companies have significantly increased in recent years. There can be no assurance that the Company will not suffer related losses in the future.

In 2022, revenues associated with two individual marketplaces constituted 12% and 18% of total revenue. In 2021 and 2020, revenues associated with a single marketplace constituted 24% and 29%, respectively, of total annual revenue.

In 2022, 2021 and 2020, revenues generated from customers who reside in Greater China constituted 31%, 34% and 37%, respectively, of total revenues. This geographic concentration creates exposure to local economies and politics, and economic downturns in the markets they service. Any unforeseen events or changes in regulation or legal requirements in Greater China that restrict the services we can provide to customers who reside in Greater China could have a significant impact on the Company’s financial statements.

During 2022, a geopolitical and armed conflict between Ukraine and Russia, which developed into an ongoing war, resulted in economic sanctions on Russia, Belarus, and certain territories in Ukraine. Payoneer provides services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We are continually acting to comply with imposed sanctions, and are monitoring and assessing the impact the conflict may have on our results of operations. During 2022 we have ceased to provide services to customers in Russia and have been reducing our payment services to Belarus customers. For the years ended December 31, 2022, 2021, and 2020, Ukraine, Russia and Belarus, combined, accounted for slightly less than 10% of our revenue for each such year, of which Russia and Belarus, combined, accounted for less than 3% of our revenue for each such period. There was an immaterial impact on revenue from Ukraine, Russia and Belarus during the year ended December 31, 2022 as compared to the year ended December 31, 2021. Further escalation of the conflict may have a material effect on our results of operations.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

z.	Income taxes:

Income taxes are accounted for using an asset and liability approach as required under U.S. GAAP. The asset and liability approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the relevant tax law; the effects of future changes in tax laws or rates are not anticipated. Deferred taxes have not been provided on the amount of unremitted earnings from foreign subsidiaries retained for reinvestment in the Company. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. Valuation allowances are established for deferred tax assets when the likelihood of the deferred tax assets not being realized exceeds the more likely than not criterion. Deferred tax assets and liabilities, along with any related valuation allowance, are classified as non-current assets or non-current liabilities on the balance sheets.

The Company follows the guidance on accounting for uncertainty in income taxes in accordance with U.S. GAAP. The guidance provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under this guidance, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position; otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, the Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as taxes on income in the consolidated financial statements.

Income tax expense includes U.S. (federal and state) and foreign income taxes. Notwithstanding the U.S. taxation of Section 965 Transition Tax amounts in 2017 and ongoing anti-deferral taxation by the U.S. through provisions such as Subpart F income and Global Intangible Low Taxed Income (“GILTI”), the Company intends to continue to invest most or all of its earnings, as well as its capital, in its foreign subsidiaries indefinitely and does not expect to incur any significant, additional taxes related to such amounts.

aa.	Contingencies:

Loss contingencies are recognized in the consolidated financial statements when the loss is probable and can be reasonably estimated. Gain contingencies are recognized when realized.

bb.	Recently issued accounting pronouncements:

Financial Accounting Standards Board (“FASB”) standards adopted during 2022

In 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments. Credit losses on loans, trade and other receivables, held-to-maturity debt securities and other instruments will reflect the Company’s current estimate of the expected credit losses (“CECL”). CECL requires loss estimates for the remaining estimated life of the financial instrument using historical experience, current conditions, and reasonable and supportable forecasts. Generally, CECL resulted in the earlier recognition of allowances for losses compared to the prior approach of estimating probable incurred losses. The Company is required to apply the provisions of this guidance as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company early adopted the new guidance effective January 1, 2022. For additional information, refer to Note 2h.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

In 2020, the FASB issued guidance simplifying the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. In addition to other changes, this standard amends ASC 470-20, “Debt with Conversion and Other Options,” by removing the accounting models for instruments with beneficial conversion features and cash conversion features. The standard also amends ASC 260, “Earnings Per Share” addressing the impacts of these instruments. The guidance is effective for the fiscal year beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted this guidance effective January 1, 2022 and the impact of the adoption on the consolidated financial statements was immaterial.

FASB Standards issued, but not adopted as of December 31, 2022

In 2020, the FASB issued amended guidance that provides transition relief for the accounting impact of reference rate reform. For a limited duration, this guidance provides optional expedients and exceptions for applying GAAP to certain contract modifications, hedging relationships, and other transactions that will be impacted by a reference rate expected to be discontinued due to reference rate reform. The amended guidance is effective through December 31, 2024. The Company does not expect reference rate reform to have a material impact on the Company’s financial statements.

NOTE 3 – REVERSE RECAPITALIZATION AND BUSINESS COMBINATION

Reverse Recapitalization

On the Closing Date, Legacy Payoneer and FTOC consummated the Reverse Recapitalization in accordance with the Reorganization Agreement, with Legacy Payoneer and FTOC surviving the merger as wholly-owned subsidiaries of the Company. Immediately prior to the closing of the Reverse Recapitalization, all shares of outstanding redeemable convertible preferred stock of Legacy Payoneer were converted into 209,529,798 shares of Common Stock of Legacy Payoneer (note that the number of shares is after the 1:1.88 conversion, which took place after the Reverse Recapitalization transaction). Upon the consummation of the Reverse Recapitalization, among other things, holders of Common Stock of Legacy Payoneer generally received a mix of cash and Company stock as consideration for their Legacy Payoneer holdings. The total cash consideration paid to holders of Legacy Payoneer shares of Common Stock upon consummation of the Reverse Recapitalization was $398,201.

Upon the closing of the Reverse Recapitalization, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 4,180,000,000 shares, of which 3,800,000,000 shares were designated Common Stock, $0.01 par value per share, and of which 380,000,000 shares were designated preferred stock, $0.01 par value per share.

In connection with the execution of the Reorganization Agreement, the Company entered into separate subscription agreements (each, a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate of 30,000,000 shares of Common Stock of the Company (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $300,000, in a private placement pursuant to the Subscription Agreements (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Reverse Recapitalization.

In addition, according to the Reorganization Agreement, the Company will issue to Legacy Payoneer stockholders up to an additional 30,000,000 shares of common stock (the “Earn-Out Shares”), (a) 50% of which will be issued if at any time during the first 30 months following the Closing Date, the closing trading price of the shares of the Company’s common stock will be greater than or equal to $15.00 over any 20 trading days within any 30 trading days period and (b) the remaining 50% of which will be issued if at any time during the first 60 months following the Closing Date, the closing trading price of shares of the Company’s common stock will be greater than or equal to $17.00 over any 20 trading days within any 30 trading days period. The Company accounts for the Earn-Out Shares as an equity instrument as it meets the definition of an equity instrument and as it considers a free-standing instrument that is indexed to the Company’s own equity in accordance with ASC 815.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 3 – REVERSE RECAPITALIZATION AND BUSINESS COMBINATION (continued):

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

On the Closing Date, the existing warrant agreement governing the warrants that were exercisable for shares of FTOC’s Class A ordinary shares was amended to reflect that the warrants will be exercisable for shares of the Company’s Common Stock. As of the Closing Date, the total value of the liability associated with the warrants was $71,701 measured at fair value based on the quoted price and therefore is considered to be a Level 1 measurement. The Company evaluated that the warrants met the definition of a liability and have been classified as such on the balance sheet in accordance with the accounting policy described within Note 2p.

The Company incurred $64,271 in costs directly related to the Reverse Recapitalization and the PIPE offering such as third-party legal, accounting services and other professional services. Upon consummation of the Reverse Recapitalization, these costs, which had been capitalized on the Company’s balance sheet were recorded as a reduction to additional paid in capital, with the exception of $5,087, which were expensed as they represent the allocation of the transaction costs associated with the warrants. Transaction costs were allocated to the warrants based on the fair value of the warrants out of the total consideration. There were also deferred underwriting costs related to FTOC totaling $28,934 that were paid as part of the closing of the Reverse Recapitalization.

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

(3) FTAC Olympus Acquisition Corp: based on outstanding shares, as of the Closing Date, of 59,611,310 FTOC Class A ordinary shares (following the redemption of 18,033,066 shares); 5,823,328 FTOC Class B ordinary shares which are not subject to restrictions; and 11,646,656 FTOC Class B ordinary share (the "Founder Shares") which are subject to restriction per section 1.2 of the Sponsor Share Surrender and Share Restriction Agreement. According to such restriction, holders of Founder Shares shall not Transfer, or permit the Transfer of, (a) a number equal to 50% of the Founder Shares, until such time that the Company’s common stock closing trading price equals or is greater than $15.00 per share for any 20 trading days within any 30 trading days period; and (b) a number equal to 50% of the Founder Shares, until such time that the Company’s common stock closing trading price equals or is greater than $17.00 per share for any 20 trading days within any 30 trading days period, subject to certain exemptions.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 4 – CAPITAL ADVANCE (“CA”) RECEIVABLES

During the years ended December 31, 2022 and 2021, the Company has purchased and collected the following principal amounts associated with CA receivables:

	December 31,
	2022	2021
Beginning CA receivables, gross	$56,101	$67,682
CA extended to customers	237,825	334,775
Change in revenue receivables	(9)	444
CA collected from customers	(248,932)	(342,930)
Charge-offs, net of recoveries	(2,519)	(3,870)
Ending CA receivables, gross	$42,466	$56,101
Allowance for CA losses	(5,311)	(2,426)
CA receivables, net	$37,155	$53,675

The outstanding gross balance at December 31, 2022, consists of the following current and overdue amounts:

Total	Current	1-30 days overdue	30-60 overdue	60-90 overdue	Above 90 overdue
42,466	39,945	986	380	104	1,051

The outstanding gross balance at December 31, 2021, consists of the following current and overdue amounts:

Total	Current	1-30 days overdue	30-60 overdue	60-90 overdue	Above 90 overdue
56,101	53,150	964	704	163	1,120

The following are current and overdue balances from above that are segregated into the timing of expected collections at December 31, 2022:

		Due in less than			Due in more than
Total	Overdue	30 days	Due in 30-60 days	Due in 60-90 days	90 days
42,466	2,521	7,354	12,553	14,427	5,611

The following are current and overdue balances from above that are segregated into the timing of expected collections at December 31, 2021:

		Due in less than			Due in more than
Total	Overdue	30 days	Due in 30-60 days	Due in 60-90 days	90 days
56,101	2,951	9,511	12,457	23,008	8,174

As of December 31, 2022, the Company has applied a range of loss rates to the portfolio of 1.59% to 1.86% for the allowance for CA losses with the weighted average loss rate applied being 1.75%. The Company applied a range of loss rates to the portfolio of 3.13% to 3.35% for the allowance for CA losses with the weighted average loss rate applied being 3.22% as of December 31, 2021.

Below is a rollforward for the ALCAL for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Beginning balance	$2,426	$1,587
Adjustment for adoption of ASC 326	2,505	—
Provisions	4,357	11,934
Recoveries	(1,458)	(7,225)
Charge-offs	(2,519)	(3,870)
Ending balance	$5,311	$2,426

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 5 - OTHER CURRENT ASSETS

Composition of other current assets, grouped by major classifications, is as follows:

	December 31,
	2022	2021
Income receivable	$11,162	$9,825
Prepaid expenses	12,155	9,598
Prepaid income taxes	7,671	2,789
Other	5,290	2,812
Total other current assets	$36,278	$25,024

NOTE 6 – PROPERTY, EQUIPMENT AND SOFTWARE

Composition of property, equipment and software, grouped by major classifications, is as follows:

	December 31,
	2022	2021
Computers, software and peripheral equipment	$34,328	$32,379
Leasehold improvements	9,741	8,920
Furniture and office equipment	4,418	4,074
Property, equipment and software	48,487	45,373
Accumulated depreciation	(34,095)	(33,233)
Property, equipment and software, net	$14,392	$12,140

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 were $8,285, $7,057 and $6,847, respectively.

During the year ended December 31, 2022, the Company disposed of certain long-lived assets which were fully depreciated and had a cost of $7,477, and certain assets with net book value of $43.

The following table presents the Company’s property, equipment and software, net of depreciation, by geographic region:

	December 31,
	2022	2021
Israel	$10,518	$7,798
United States	1,036	1,370
All other countries	2,838	2,972
	$14,392	$12,140

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company conducted its annual impairment assessment at the end of the third quarter of 2022 which has been described in Note 2m, and concluded that the goodwill was not impaired. The Company has not recognized an impairment charge in any of the years ended December 31, 2022, 2021, or 2020. No triggering events have occurred since the annual impairment assessment that would change the Company’s assessment.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS (continued):

The following table presents goodwill balance and adjustments to those balances during the year ended December 31, 2022:

			Foreign			Foreign
			Currency			Currency
	December 31,	Goodwill	Translation	December 31,	Goodwill	Translation	December 31,
	2020	Acquired	Adjustments	2021	Acquired	Adjustments	2022
Total goodwill	$22,541	—	(1,414)	$21,127	—	(1,238)	$19,889

Intangible assets

Composition of intangible assets, grouped by major classifications, is as follows:

	December 31, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Internal use software	$75,195	$(38,607)	$36,588	$55,164	$(28,872)	$26,292
Developed technology	14,365	(5,509)	8,856	15,259	(4,022)	11,237
Total	$89,560	$(44,116)	$45,444	$70,423	$(32,894)	$37,529

Amortization expense for the years ended December 31, 2022, 2021 and 2020 were $11,959, $10,826 and $9,633, respectively. At December 31, 2022, 2021 and 2020, the Company evaluated the internal use software for impairment. The test involved comparing the internal use software's carrying value to its future net undiscounted cash flows that the Company expected would be generated by the internal use software. The Company recognized an impairment of internal use software in the amount of $614, $114 and $615 in the years ended 2022, 2021, and 2020, respectively, related to the abandonment of specific projects. The impairment is presented under Depreciation and amortization expenses.

Expected future intangible asset amortization as of December 31, 2022, excluding capitalized internal use software of $16,624 not yet placed in service as of that date, was as follows:

Fiscal years
2023	$12,733
2024	10,132
2025	5,642
2026	313
2027	—
Thereafter	—
Total	$28,820

NOTE 8 – INVESTMENT IN ASSOCIATED COMPANY

In July 2019, the Company, through Payoneer Research and Development Ltd., entered into an agreement for the establishment of a joint venture company in the Peoples Republic of China (“PRC”). The objective of the joint venture is to apply for a local payment service provider license in accordance with PRC laws. The Company’s share in the Joint Venture is 46%, with the remaining ownership interest held by Sharon Information Technology Shanghai and Shenzhen BaoLiJie, Ltd. Initial funds in the amount of $6,501 were contributed. The investment in the joint venture is presented as investment in associated company in the Company’s consolidated balance sheets as the Company does not have control over the joint venture.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 9 – LEASES

The Company’s lease expense was as follows:

	December 31,
	2022	2021	2020
Short-term lease expense	$1,430	309	—
Operating lease expense	11,224	10,420	9,331
Total lease expense	$12,654	$10,729	$9,331

The operating cash flows associated with operating leases were $10,686 and $9,525 for the years ended December 31, 2022 and 2021, respectively. Additional balance sheet information related to leases was as follows:

	December 31,
	2022		2021
Operating lease right-of-use asset	$15,260		$12,943

Operating lease liabilities within other payables	8,360		9,290
Operating lease liabilities within other long-term liabilities	6,514		4,061
Total operating lease liabilities	14,874		13,351

Weighted average remaining lease term – operating leases	1.99	years	1.62	years
Weighted average discount rate – operating leases	2.67%		1.51%

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

The Company leases its facilities under various operating lease agreements, which expire on various dates. The minimum lease commitments due as of the year ended under non-cancelable operating leases are as follows:

As of December 31, 2022
2023	$8,295
2024	5,355
2025	1,567
2026	—
2027 - thereafter	—
Total	15,217
Less present value discount	(343)
Lease liability	$14,874

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 10 - OTHER PAYABLES

Composition of other payables, grouped by major classifications, is as follows:

	December 31,
	2022	2021
Employee related compensation	$64,464	$47,007
Commissions payable	12,159	10,712
Accrued expenses	10,001	10,661
Lease liability	8,360	9,290
Other	2,350	1,704
Total other payables	$97,334	$79,374

NOTE 11 – DEBT

On October 28, 2021, Payoneer Early Payments Inc. (“PEPI”), a wholly-owned second tier subsidiary of the Company and its subsidiary (the “Borrower”) entered into a Receivables and Loan Security Agreement (the “Warehouse Facility”) with Viola Credit VI, L.P., Viola Credit Alternative Lending FNX SPV, L.P. (the “Lenders”) and Viola Credit Alternative Lending Management 2018 L.P. (collectively, the “Parties”) for the purpose of external financing of Capital Advance activity. The Company notes that the Lenders are related parties through the Company’s Board of Directors’ chairman’s ownership interest in the Lender. Refer to Note 21 for further information regarding related party considerations.

In accordance with the Warehouse Facility agreement, the Lender will make available to the Company an initial committed amount of $25,000, which may be increased at the request of the Company, and with the consent of the Lenders, in $25,000 increments up to $100,000. The associated borrowings will be secured by the assets of the Borrower, which consist primarily of capital advance receivables as well as a pledge of the equity of the Borrower. The recourse under the Warehouse Facility agreement is limited to Borrower's assets, and no other Payoneer entity guarantees repayment by the Borrower. At December 31, 2022 and 2021, respectively, $25,906 and $27,661 was pledged as collateral and included within Capital advance receivables on the consolidated balance sheets.

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

The Company recorded expenses included in transaction cost in the total amount of $1,491 and $220 for the year ended at December 31, 2022 and 2021, respectively. As of December 31, 2022, the outstanding associated balance was $16,138, due within 2024, with $153 of accrued expenses included in Other payables. As of December 31, 2021, the outstanding associated balance was $13,665 with $128 of accrued expenses included in Other payables.

The Warehouse Facility agreement includes certain affirmative and negative covenants that must be maintained by the Company and includes certain financial measures such as minimum tangible equity and minimum unrestricted cash at the Company level. As of December 31, 2022, the Company was in compliance with all applicable covenants.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 11 – DEBT (continued):

As of December 31, 2022, the fair value of the debt approximates the book value due to the short time span between initiation and balance sheet date with the outstanding balance classified as Level 3 in the fair value leveling hierarchy as the inputs into the valuation are not observable.

NOTE 12 – OTHER LONG-TERM LIABILITIES

Composition of other long-term liabilities, grouped by major classifications, is as follows:

	December 31,
	2022	2021
Reserves for uncertain tax positions	$21,048	$10,858
Long-term lease liabilities	6,514	4,061
Severance pay liabilities	2,252	3,048
Other	17	2,342
Total other long-term liabilities	$29,831	$20,309

NOTE 13 – SEVERANCE PAY FUND AND ACCRUED SEVERANCE PAY

While we maintain immaterial severance pay liabilities in several jurisdictions globally, the following discussion covers the severance arrangement in Payoneer Research and Development Ltd. (“The Israeli Subsidiary”), which is our most material arrangement and makes up substantially all of the severance pay liabilities included within Other long-term liabilities on our consolidated balance sheets.

Labor laws in Israel and employment agreements require paying severance pay to employees that are dismissed or retire from their employment in certain circumstances, according to a defined benefit plan. Employees (for whom the Company makes regular deposits in pension and severance pay funds according to a defined benefit plan) dismissed before attaining retirement age are entitled to severance pay computed on the basis of their latest pay rate. In respect of these employees, the Company is committed to supplement the difference between severance pay computed as above and the amounts accumulated in the abovementioned funds. Commencing 2011, the Israeli Subsidiary added Section 14 of the Severance Pay Law - 1963 to new employees’ agreements that eliminates the need to accrue provisions for retirement expenses for these employees, other than periodic payments made on behalf of the employees that are expensed periodically. Accrued severance pay liability was $1,878 and $2,679 as of December 31, 2022 and 2021, respectively.

The Israeli Subsidiary’s severance pay liability for the Israeli employees is covered mainly by the purchase of insurance policies. The value of these polices is recorded as an asset in the consolidated balance sheets. Under labor agreements these insurance policies are, subject to specified limitation, the property of the employees. The balance of the severance pay fund was $1,095 and $1,723 as of December 31, 2022 and 2021, respectively.

NOTE 14 – WARRANTS AND SHAREHOLDER’S EQUITY

Common Stock

Holders of common stock are entitled to one vote per share and to receive dividends, when declared. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 14 – WARRANTS AND SHAREHOLDER’S EQUITY (continued):

Warrants

As described within Note 3, the Company has publicly traded warrants that are exercisable for shares of the Company’s common stock. Warrants may only be exercised for a whole number of shares at an exercise price of $11.50. These warrants expire on June 25, 2026, or earlier, if redeemed. At December 31, 2022, there were 25,158,086 warrants outstanding with a corresponding liability valued at $25,914. The warrants are considered to be a Level 1 fair value measurement due to the observability of the inputs. Note that 723,333 private placement warrants issued by FTOC were forfeited at the close of the Reverse Recapitalization transaction.

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

The Company may redeem the warrants, upon becoming exercisable, in whole and not in part, at a price of $0.01 per warrant, upon not less than 30 days’ prior written notice of redemption to the warrant holders; if, and only if, the closing price of the Company’s Common Stock equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the notice of redemption is given to the warrant holders; and if, and only if, there is an effective registration statement covering the issuance of shares of Common Stock issuable upon exercise of the public warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is sent.

Redemption of warrants for shares of Common Stock when the price per share of Common Stock equals or exceeds $10.00.

The Company may redeem the warrants in whole and not in part, at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares calculated in the manner set forth in the warrant agreement relating to the warrants, based on the redemption date and the “fair market value” of the Common Stock shares if; and only if, the closing price of the Common Stock equals or exceeds $10.00 per Public Share (as adjusted for share sub-divisions, share dividends, reorganizations, reclassifications, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders; and if, and only if, there is an effective registration statement covering the issuance of Common Stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

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

	December 31,
	2022	2021
Beginning fair value	$59,877	$71,701
Change in fair value	(33,963)	(11,824)
Ending fair value	25,914	59,877

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 14 – WARRANTS AND SHAREHOLDER’S EQUITY (continued):

In September 2015, the Company issued equity classified private warrants to purchase shares of Common Stock to a non-employee in association with a commercial services agreement. The exercise price of the warrants is $1.79 per share and they expire 10 years from issuance. At December 31, 2022, 2021 and 2020, 1,792,944 private warrants were outstanding, out of which 1,080,707 were vested. The Company did not recognize additional expenses related to the warrants in 2022 and in 2021.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

On September 28, 2021, the National Banking and Securities Commission (CNBV) and the Bank of Mexico revoked the banking license of a banking entity utilized by the Company due to the banking entity not meeting applicable capital requirements. As a result, the Company is unable to withdraw funds from the banking entity. The Company has reserved $2,250 for potential losses related to the inaccessible funds above the recovered amount. The Company applied for and recovered the maximum statutory reimbursement through the deposit insurance provided by Mexican Institute for the Protection of Banking Services (IPAB), totaling $140. The Company has filed a claim in liquidation for the remaining funds; however, the percentage of the deposit that will be recovered in liquidation is not known at this time.

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

NOTE 16 – REVENUE

The following table presents revenue recognized from contracts with customers as well as revenue from other sources, consisting of interest income:

	Year Ended December 31,
	2022	2021	2020

Revenue recognized at a point in time	$533,213	$440,582	$332,939
Revenue recognized over time	39,118	30,119	6,652
Revenue from contracts with customers	$572,331	$470,701	$339,591
Revenue from other sources	55,292	2,702	6,001
Total revenues	$627,623	$473,403	$345,592

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 16 – REVENUE (continued):

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

	Year Ended December 31,
	2022	2021	2020
Primary geographical markets
Greater China(1)	$195,663	$160,583	$127,307
United States	87,438	55,941	38,729
All other countries(2)	344,522	256,879	179,556
Total revenues	$627,623	$473,403	$345,592

(1)	Greater China is inclusive of mainland China, Hong Kong and Taiwan
(2)	No single country included in the other countries category generated more than 10% of total revenue

The following table represents a rollforward of deferred customer acquisition costs:

Opening balance as of December 31, 2021	$11,366
Additions to deferred customer acquisition costs	11,476
Amortization of deferred customer acquisition costs	(12,597)
Ending balance as of December 31, 2022	$10,245

Opening balance as of December 31, 2020	$8,976
Additions to deferred customer acquisition costs	11,111
Amortization of deferred customer acquisition costs	(8,721)
Ending balance as of December 31, 2021	$11,366

NOTE 17 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	December 31,
	2022	2021	2020
Bank and processor fees	$85,015	$76,868	$68,544
Network fees	13,617	9,162	16,744
Capital advance costs	4,526	6,363	1,984
Chargebacks and operational losses	3,837	3,917	5,637
Card costs	1,834	2,323	2,563
Other	1,336	2,843	1,568
Total transaction costs	$110,165	$101,476	$97,040

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 18 – STOCK-BASED COMPENSATION

Option and restricted stock compensation plans

The Company maintains three stock-based compensation incentive plans: the Payoneer Inc. 2007 Share Incentive Plan and the Payoneer Inc. 2007 U.S. Share Incentive Plan (hereafter together – the “2007 Plan”), the Payoneer Inc. 2017 Stock Incentive Plan (hereafter – the “2017 Plan”) and the 2021 Omnibus Incentive Plan (the "2021 Plan").

●	2007 Plan - In February 2007, the Company’s Board of Directors approved the 2007 Plan, where up to 3,360,000 options were reserved for grants to employees of the Company. Subsequent to the original plan approval, there have been several periodic increases in options available to be granted through approval by the Company’s board of directors and stockholders.
●	2017 Plan - In May 2017, the Company’s Board of Directors approved the 2017 Plan, where up to 21,756,714 options may be granted to employees of the Company. The 2017 Plan also allows for the granting of restricted stock units (“RSUs”) that generally vest over a four year period and are subject to both continued service and liquidity-based conditions. The liquidity-based conditions include an initial public offering, merger, sale or partial liquidation event as defined agreement.
●	2021 Plan - In June 2021, the Company's Board of Directors adopted the 2021 Plan, pursuant to the approval of the 2021 Plan by the shareholders of the Company. The plan allows for the granting of options and RSUs to be granted to employees of the Company. RSUs granted under the plan generally vest over a four year period and are subject to continued service.
o	2021 Transaction Bonus Pool - As indicated in Note 3, the Company approved and adopted the Transaction Bonus Pool under the 2021 Plan, associated with the Reverse Recapitalization in 2021. The RSUs associated with the Transaction Bonus Pool are subject to certain market-based and service conditions. Fifty percent of the RSUs shall vest if at any time during the 30 months following the Closing Date, the closing share price of Company Shares is greater than or equal to $15.00 over any 20 days trading within any 30 trading days period; and 50% of the RSUs shall vest if at any time during the 60 months following the Closing Date, the closing share price of Company Shares is greater than or equal to $17.00 over any 20 trading days within any 30 trading days period, subject to the grantee's continued status as an employee until and including the time the RSUs vest.

Under each of the plans, no options shall be exercisable after the expiration of 10 years after the effective date of grant.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 18 – STOCK-BASED COMPENSATION (continued):

Options

As of December 31, 2022, 60,777,369 options are authorized under the Plans. Each option can be exercised to purchase one share of Common Stock par value USD 0.01 each of the Company. The Company’s Board of Directors approved the grant of the following stock options:

	December 31, 2022
	Outstanding Options		Options Exercisable
		Weighted Average		Weighted Average
Exercise	Number	Remaining	Number	Remaining
Price	Outstanding	Contractual life	Exercisable	Contractual life
$0.010	5,397,819	7.70	1,941,657	7.75
$0.080	283,041	5.10	283,041	5.10
$0.140	13,983	0.11	13,983	0.11
$0.350	27,858	0.86	27,858	0.86
$0.540	1,241,066	1.50	1,241,066	1.50
$0.620	2,738,569	2.09	2,738,569	2.09
$1.380	135,645	2.95	135,645	2.95
$1.410	4,534,162	3.12	4,534,162	3.12
$1.810	285,319	3.57	285,319	3.57
$2.740	4,075,806	7.22	2,719,596	7.21
$2.800	3,867,082	5.02	3,867,082	5.02
$2.850	1,152,637	5.79	1,152,637	5.79
$2.900	5,785,090	6.13	5,400,123	6.13
$3.020	2,475,781	4.17	2,475,781	4.17
$3.070	759,806	6.55	611,731	6.55
$3.900	829,113	7.94	463,911	7.94
$3.980	500,000	9.50	—	-
$7.870	783,411	8.06	347,363	8.02
$9.990	37,600	8.69	14,100	8.69
	34,923,788	5.45	28,253,624	4.93

The vesting period of the outstanding options is generally 4 years from the date of grant. The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted by the Company:

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	6.11	5.19-6.11	5.86-6.5
Risk-free interest rate	3.15%	0.61%-1.08%	0.45-0.93%
Dividend yield	0%	0%	0%
Volatility rate	57%	50%	45%
Weighted average fair value of options at grant date	$2.252	$7.131	$3.158

The Company selected the Black-Scholes Merton option pricing model as the most appropriate fair value method for its stock-options awards based on the market value of the underlying shares at the date of grant. Historical information for a selection of similar publicly traded companies was the basis for the expected volatility. Historical information and management expectations were the basis for the expected dividend yield. The expected lives of the options are based upon the simplified method per ASC 718, Compensation – Stock Compensation. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Option vesting generally occurs in tranches up to four years.

As of December 31, 2022, there were approximately $18,994 of unrecognized compensation costs outstanding, related to unamortized stock option compensation which are expected to be recognized over a weighted-average period of 1.53 years. Total unrecognized compensation cost will be recognized as incurred. In addition, as future grants are made, additional compensation costs will be incurred.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 18 – STOCK-BASED COMPENSATION (continued):

The following table presents a summary of stock option activity for the year ended December 31, 2022:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
	Shares	Share	Term	Value
Outstanding December 31, 2021	44,940,169	$2.08	$6.31	$232,538
Granted	500,000	$3.98	—	—
Exercised	(8,515,556)	$2.08	—	—
Forfeited	(2,000,825)	$2.37	—	—
Outstanding December 31, 2022	34,923,788	$2.10	$5.45	$117,849

Exercisable December 31, 2022	28,253,624	$2.15	$4.93	$93,765

The aggregate intrinsic value of options exercised was $26,105, $17,102 and $15,068 for the years ended December 31, 2022, 2021 and 2020, respectively. In 2022, 2021 and 2020, the Company has received a tax benefit of $1,944, $1,401 and $13, respectively, in excess of the tax benefit based on the intrinsic value on date of issuance of the share-based compensation, respectively.

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

The following table summarizes the RSUs activity under the 2017 Plan and the 2021 Plan as of December 31, 2022:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Outstanding December 31, 2021	9,725,027	$8.46
Granted	21,258,187	$5.07
Vested	(2,962,735)	$8.25
Forfeited	(2,166,898)	$6.31
Outstanding December 31, 2022	25,853,581	$5.88

In the year ended December 31, 2022, the Company granted 21,258,187 RSUs under the 2021 plan, 3,100,000 of which are subject to continued service conditions and market conditions. The Company evaluated the fair value of this grant using a Monte Carlo simulation in the amount of $8,461.

Certain of the Company’s RSUs are subject to only a service condition. During the year ended December 31, 2022, 18,158,187 of such RSUs were granted.

The total vesting-date value of equity classified RSUs vested during 2022 was $17 million. As of December 31, 2022, the unrecognized compensation cost related to all unvested equity classified RSUs of $116,435 million is expected to be recognized as an expense on a straight-line basis over a weighted-average period of 2.06 years.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 18 – STOCK-BASED COMPENSATION (continued):

In 2022, 2021 and 2020, the Company has received a tax benefit of $3,682, $4,054 and $0, respectively, in excess of the tax benefit based on the intrinsic value on date of issuance of the share-based compensation, respectively.

Employee Stock Purchase Plan

The Company initiated, on May 16, 2022, the first offering period under the ESPP, the purpose of which is to provide employees of the Company and its designated subsidiaries with an opportunity to purchase Company Common Stock at a discount through payroll deductions and to help eligible employees provide for their future security and to encourage them to remain in the employment of the Company. The second offering period under the ESPP was initiated on November 16, 2022.

Each eligible employee enrolling for any offering period under the ESPP is required to designate a whole percentage of their monthly payroll to be withheld by the Company or the designated subsidiary employing such eligible employee on each payday during the applicable offering period. The designated deduction percentage may not be less than 1% and may not be more than 15% of the employee’s salary subject to a maximum of $25 per year, unless otherwise determined by the Company for any specific offering period. Any offering period is comprised of one or more 6 months’ purchase periods, at the last trading day of each (a “Purchase Date”), the Company will use the total amount deducted from each participant, subject to quantity limitations determined by the Company for such offering period, to issue such participant with such number of Company shares based on a purchase price which shall not be less than 85% of the closing sales price for a Company share on the first trading day of the applicable offering period or on the relevant Purchase Date, whichever is lower. During the year ended December 31, 2022, employees participating in the ESPP purchased 979,577 shares at a per share price of $3.92. As of December 31, 2022, approximately 6,623,625 shares were reserved for future issuance under the ESPP. The fair value attributable to the plan was $2,082,528 as of the beginning of each offering period and was measured using the Monte Carlo model. The expense associated with the ESPP recognized during the year ended December  31, 2022 was $2,075.

Options, RSUs, and ESPP

The Company records stock-based compensation expense for its equity incentive plans in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on our results of operations of recording stock-based compensation expense under the Company’s equity incentive plans were as follows:

	December 31,
	2022	2021	2020
Other operating expenses	$10,870	$8,194	$3,033
Research and development expenses	10,248	6,012	1,536
Sales and marketing expenses	15,175	10,916	1,995
General and administrative expenses	15,856	11,890	4,329
Total stock-based compensation	$52,149	$37,012	$10,893

The Company capitalized $1,592 and $181 in compensation costs as part of internal use software during the years ended December 31, 2022 and 2020, respectively. No compensation costs were capitalized during the year ended December 31, 2021.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 19 - INCOME TAXES

The Company is subject to U.S., federal, state, and foreign incomes taxes. The components of net gain (loss) before income taxes and share in losses of associated company for each of the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Income (loss) before income taxes and share in losses of associated company:
U.S. Domestic	$13,266	$(27,181)	$(37,758)
Foreign	(11,648)	1,942	22,475
	$1,618	$(25,239)	$(15,283)

The components of provision for income taxes for each of the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Current tax provision:
Federal	$1,066	$—	$—
State	380	464	367
Foreign	11,409	9,463	8,660
Total current tax provision	12,855	9,927	9,027
Deferred tax provision:
Federal	—	—	—
State	—	—	—
Foreign	731	(1,216)	(707)
Total deferred tax provision	731	(1,216)	(707)
Provision for income taxes	$13,586	$8,711	$8,320

The Company had an effective tax rate of 839% for the year ended December 31, 2022 compared to an effective tax rate of (34)% for the year ended December 31, 2021 and (54)% for the year ended December 31, 2020.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 19 - INCOME TAXES (continued):

A reconciliation of the statutory U.S. federal income tax rate of 21% in 2022, 2021 and 2020 to the actual tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Tax computed at the statutory U.S. federal income tax rate	$340	$(5,300)	$(3,209)
State taxes, net of federal benefit	378	1,023	1,073
Differences in foreign tax rate[1]	(2,494)	(1,213)	(822)
Change in Valuation allowances	5,258	3,329	8,564
Share-based compensation	5,725	7,161	2,287
Non-deductible warrant revaluation	(7,132)	(2,483)	—
Other statutorily non-deductible expenses	1,487	1,806	—
Provision to return adjustment	402	—	—
Uncertain tax positions	7,793	4,384	684
Effect of non-U.S. operations	1,527	—	—
Other	302	4	(257)
	$13,586	$8,711	$8,320

[1]Israeli taxation: in general, the income, including any capital gains, of the Israeli Subsidiary, other than from Approved Enterprises, is taxed in Israel at the regular corporate tax rate of 23%. However, pursuant to the Encouragement of Capital Investments Law, the Company benefits from a reduced tax rate of 16% on revenues associated with the research and development activity performed in Israel. Thus, the Israeli Subsidiary is subject to tax in Israel based on a blended rate. In 2022, the blended rate is about 17%, as compared to 22% in 2021.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of long-term assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s long-term net deferred tax assets were as follows:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$24,733	$24,972
Transaction loss provision	994	679
Property, equipment & software	167	152
Share-based compensation	7,123	3,528
Accrued expenses	464	2,092
Employee benefits	5,476	4,972
Operating lease liability	385	—
Capitalized research and development	808	—
Gross deferred tax assets	40,150	36,395
Valuation allowance	(28,424)	(22,394)
Total deferred tax assets	11,726	14,001

Deferred tax liabilities:
Contract assets	443	431
Right-of-use asset	506	—
Internal use software (pre-2022)	6,127	8,670
Other	481	—
Total deferred tax liabilities	7,557	9,101

Net deferred tax assets	$4,169	$4,900

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 19 - INCOME TAXES (continued):

The Company has classified the net deferred tax assets as long-term. Deferred taxes as of December 31, 2022 were reduced by a valuation allowance primarily relating to net operating losses and share-based compensation. In assessing the likelihood of realizing deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to a record of historical taxable losses in the United States and Germany, management believes it was more likely than not that the deferred tax assets will not be realized in the United States. Management believes it was more likely than not that deferred tax assets will be realized for the Israel subsidiary.

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

As of December 31, 2022, 2021 and 2020, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $15,610, $53,045 and $40,175, respectively. These net operating losses can be utilized to reduce future taxable income, if any. The excess tax benefits from share-based compensation is $21,619. Utilization of the net operating loss carryforwards may be subject to substantial annual limitations due to ownership change provisions of the Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2028. The Company also has significant net operating losses in Germany, which may be carried forward indefinitely to offset future taxable income in Germany.

Provisions of ASC 740-10, Income Taxes, clarify whether to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term obligations on the Company’s consolidated balance sheets, is as follows:

Balance at December 31, 2021	$9,540
Decreases for tax positions in prior years	(1,413)
Increases for tax positions related to current year	9,206
Balance at December 31, 2022	$17,333

Balance at December 31, 2020	$5,076
Decreases for tax positions in prior years	—
Increases for tax positions related to current year	4,464
Balance at December 31, 2021	$9,540

Balance at December 31, 2019	$4,391
Decreases for tax positions in prior years	(1,000)
Increases for tax positions related to current year	1,685
Balance at December 31, 2020	$5,076

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 19 - INCOME TAXES (continued):

The following table presents the change in the Company’s valuation allowance during the periods presented:

Balance at December 31, 2021	$22,394
Additions to valuation allowance	14,818
Reductions to valuation allowance	(8,788)
Balance at December 31, 2022	$28,424

Balance at December 31, 2020	$14,442
Additions to valuation allowance	11,309
Reductions to valuation allowance	(3,357)
Balance at December 31, 2021	$22,394

All of the Company’s unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate in such future periods. The Company recognizes both interest and penalties as part of the income tax provision. During the year ended December 31, 2022, the Company incurred penalties related to income taxes of approximately $50. During the years ended December 31, 2021 and 2020, the Company did not incur any interest and penalties related to income taxes.

Tax years from 2019 and forward remain open to examinations by US federal and state authorities due to net operating loss carry forwards. The Company is currently not under examinations by the Internal Revenue Service. The Israeli and German subsidiaries are both under tax examination for the years 2016 through 2018. The Company will comply with the requests to the extent required by law.

NOTE 20 – NET LOSS PER SHARE

The Company computes net loss per share using the two-class method required for participating securities. The two-class method requires income available to common shareholders for the period to be allocated between shares of Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers any issued and outstanding convertible preferred shares to be participating securities as the holders of the convertible preferred shares, as the case may be, would be entitled to dividends that would be distributed to the holders of common stock, on a pro-rata basis assuming conversion of all convertible preferred shares into common shares. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss for the periods presented was not allocated to the Company’s participating securities.

The Company’s basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of shares of common shares outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of common shares are anti-dilutive. The Earn-Out Shares (as such term is defined in the Reorganization Agreement) which were subject to the occurrence of certain conditions, were excluded from the diluted net loss per share calculation for the year ended December 31, 2022 and 2021, because the Earn-Out Shares conditions were not met at the end of the reporting period.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 20 – NET LOSS PER SHARE (continued):

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2022	2021	2020

	(In thousands, except share and per share data)
Numerator:
Net loss	$(11,970)	$(33,987)	$(23,746)
Less dividends and revaluation attributable to redeemable and redeemable convertible preferred stock	—	33,632	13,636
Net loss attributable to common stockholders	$(11,970)	$(67,619)	$(37,382)
Denominator:
Weighted average common shares outstanding — basic and diluted	348,044,831	202,881,911	47,007,695
Net loss per share attributable to common stockholders — basic and diluted	$(0.03)	$(0.33)	$(0.80)

Private warrants, options, RSUs, ESPP and Earn-Out Shares have been excluded from the computation of diluted net loss per share for the periods presented as their effect was anti-dilutive or the conditions were not met as of the end of the reporting periods.

The Company’s potentially dilutive securities, which include stock options, preferred stock, warrants and deferred consideration related to the 2020 acquisition of Optile have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same, as shown in the above table.

The Company excluded the following potential common shares*, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021	2020
Shares related to options, RSUs, and ESPP	30,214,638	34,145,397	8,232,204
Redeemable convertible preferred stock (as converted to common stock)	—	53,435,900	111,452,020
Private warrants	722,903	840,981	222,414
Total potentially dilutive securities	30,937,541	88,422,278	119,906,638

*Note that 25,158,125 Warrants and 30,000,000 Earn-Out Shares have been excluded from the computation of diluted net earnings per share as their underlying conditions were not met or they were not in the money as of the end of the reporting period.

NOTE 21 – RELATED PARTY TRANSACTIONS

As indicated in Note 11, the Company entered into a Warehouse Facility agreement with Lenders where a member of the Board of Directors has an interest. The Company has evaluated the relationship and determined that the Warehouse Facility agreement represents a related party transaction that has been entered into in the ordinary course of business. As such, the Warehouse Facility agreement was reviewed and approved as a related party transaction in accordance with the related party transaction approval process implemented by the Company.

The Company analyzed the terms of the Warehouse Facility agreement and concluded that the terms represent a transaction conducted at arm’s length.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 22 – SUBSEQUENT EVENTS

As further described in Note 8, the Company, as of December 31, 2022, was a 46% owner in a joint venture in the Peoples Republic of China, which we account for as an investment in associated company on our consolidated balance sheets. In January 2023, the Company, through a wholly-owned subsidiary Payoneer Research and Development, acquired all remaining interest from other partners in the joint venture for cash consideration of approximately $8,100. As part of the agreement, the acquiring company, Payoneer Research and Development, will assume responsibility for all expenses and income incurred or earned to date related to the joint venture of approximately $900 in net expense. As of the date of the transaction, the Company will account for the entity as a wholly-owned subsidiary within its consolidated financial statements.

On January 18, 2023, the Company announced the expected departure of Mr. Michael Levine as Chief Financial Officer and the hiring of Ms. Bea Ordonez as the Company’s Deputy Chief Financial Officer. On February 27, 2023, the board of directors of the Company approved the appointment of Ms. Ordonez as Chief Financial Officer of the Company effective as of March 1, 2023, at which date Mr. Levine will cease to hold the position of Chief Financial Officer. In addition, Ms. Ordonez was granted an equity award under the Company’s 2021 Omnibus Incentive Plan consisting of (i) 1,750,000 restricted stock units (“RSUs”), that will service-vest over a four-year period, 25% on January 16, 2024 and the remainder in 12 equal quarterly installments thereafter (such service-vesting schedule, “Standard Service Vesting”), and (ii) up to a maximum of 600,000 RSUs that vest based on both the achievement by the Company of certain stock price targets and satisfying the Standard Service Vesting requirements. The Company provided the relevant details regarding Mr. Levine’s Separation Agreement and General Release on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2023.

On January 30, 2023, the Company announced the expected departure of Robert Clarkson as the Chief Revenue Officer effective as of February 15, 2023. Mr. Clarkson will remain employed by the Company in an advisory role through September 1, 2023.

On February 27, 2023, the Board of Directors of the Company approved the appointment of John Caplan as the Company’s sole Chief Executive Officer, effective as of March 1, 2023, on which date Scott Galit will cease to hold the position of Co-Chief Executive Officer and will transition to a role as Senior Advisor, and in such capacity shall advise the Company in such areas, tasks and topics as shall be mutually agreed by Mr. Galit and the Company CEO from time to time, together with such additional duties as may be required from time to time by the Board and in coordination with the Company CEO. As part of Mr. Galit’s role as aforesaid, he shall continue to serve as member of the Board, Payoneer Inc., and such other subsidiaries and secondary subsidiaries on which he currently serves.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Kesselman & Kesselman, a member of PricewaterhouseCoopers International Limited, an independent registered public accounting firm, as stated in their report, which can be found in Part II Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information.

Appointment of CEO; Transition of Co-CEO

On February 27, 2023, the Board of Directors (the “Board”) of the Company approved the appointment of John Caplan as the Company’s sole Chief Executive Officer (the “Company CEO”), effective as of March 1, 2023, on which date Scott Galit will cease to hold the position of Co-Chief Executive Officer and will transition to a role as Senior Advisor, and in such capacity shall advise the Company in such areas, tasks and topics as shall be mutually agreed by Mr. Galit and the Company CEO from time to time, together with such additional duties as may be required from time to time by the Board and in coordination with the Company CEO. As part of Mr. Galit’s role as aforesaid, he shall continue to serve as member of the Board, Payoneer Inc., and such other subsidiaries and secondary subsidiaries on which he currently serves.

The Company provided the relevant details regarding the terms and conditions of Mr. Caplan’s appointment and employment on Form 8-K, filed with the Securities and Exchange Commission on May 25, 2022. The full text of Mr. Caplan’s Employment Agreement is incorporated by reference to this Annual Report on Form 10-K as Exhibit 10.11 and incorporated herein by reference. In connection with his appointment as Company CEO, Mr. Caplan signed an amendment to his Employment Agreement, dated February 27, 2023 (the “Amended Caplan Employment Agreement”), to update his title and the definition of his role. The description of the Amended Caplan Employment Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amended Caplan Employment Agreement attached to this Annual Report on Form 10-K as Exhibit 10.20 and incorporated herein by reference.

In connection with his appointment as Senior Advisor, Mr. Galit and Payoneer Inc. have entered into an amendment to the Galit Employment Agreement dated June 25, 2021, as amended, dated February 27, 2023 (the “Amended Galit Employment Agreement”). Under the Amended Galit Employment Agreement, Mr. Galit will have an annual base salary of $475,000 and a target annual bonus opportunity equal to 100% of his annual base salary. The term of the Amended Galit Employment Agreement is effective through December 31, 2023, renewable by mutual agreement of the parties for an additional period of twelve (12) months.

The description of the Amended Galit Employment Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amended Galit Employment Agreement attached to this Annual Report on Form 10-K as Exhibit 10.21 and incorporated herein by reference.

Appointment of CFO; Transition of CFO

On February 27, 2023, the Board approved the appointment of Bea (Beatrice) Ordonez, age 50, as the Company’s Chief Financial Officer, effective as of March 1, 2023, at which date Michael Levine will cease to hold the position of Chief Financial Officer, who will transition to his advisory role to assist the transition of Ms. Ordonez into the role of Chief Financial Officer as previously disclosed on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2023.

Prior to her appointment, Ms. Ordonez served as the Company’s Deputy Chief Financial Officer since January 2023. From 2022 to January 2023, Ms. Ordonez was Chief Innovation Officer of Webster Bank [NYSE: WBS]. From 2021 to 2022, Ms. Ordonez served as Chief Financial Officer and Executive Vice President of Sterling National Bank [NYSE: STL, prior to its acquisition by Webster Bank]. Prior to joining Sterling National Bank, from 2015 to 2021, Ms. Ordonez was Chief Financial Officer of OTC Markets Group [OTCQX: OTCM], a company that operates regulated financial markets for U.S. and global securities. In addition, from 2006 to 2015 Ms. Ordonez served as COO and Managing Director of Convergex, a global financial services firm (since acquired by Cowen [NASDAQ: COWN]) providing execution, trading, prime brokerage, clearing and other services to institutional investors and counterparties. Earlier in her career, Ms. Ordonez served as Chief Financial Officer of G-Trade, a broker-dealer providing electronic access to global equities markets and held roles as a tax consultant with PricewaterhouseCoopers as well as with Arthur Andersen. Ms. Ordonez has a Bachelor of Laws (LLB) from the University of Nottingham and is a member of the Institute of Chartered Accountants in England and Wales.

In connection with her appointment as the Deputy Chief Financial Officer of the Company and subsequently as the Chief Financial Officer of the Company, Ms. Ordonez and Payoneer Inc. entered into an employment agreement dated December 18, 2022 (the “Ordonez Employment Agreement”). The Ordonez Employment Agreement provides that Ms. Ordonez will have an initial annual base salary of $450,000 and a target annual bonus opportunity equal to 100% of her annual base salary. In addition, she was granted an equity award under the Company’s 2021 Omnibus Incentive Plan consisting of (i) 1,750,000 restricted stock units (“RSUs”), that will service-vest over a four-year period, 25% on January 16, 2024 and the remainder in 12 equal quarterly installments thereafter (such service-vesting schedule, “Standard Service Vesting”), and (ii) up to a maximum of 600,000 RSUs that vest based on both the achievement by the Company of certain stock price targets and satisfying the Standard Service Vesting requirements. In addition, under the Ordonez Employment Agreement, Ms. Ordonez received a signing bonus in the amount of $1,200,000, repayable to the Company in the event that Ms. Ordonez voluntarily terminates her employment without good reason or is terminated by the Company for cause (each as defined in the Ordonez Employment Agreement) within 12 months from her start date.

If Ms. Ordonez is terminated by the Company without cause or she resigns for good reason, she will be entitled to receive the following severance payments and benefits, subject to her execution and non-revocation of a release of claims and her compliance with covenants not to compete or solicit or hire any employees or customers for a 12 month period following termination of employment: base salary continuation for 12 months; continued participation in the Company’s benefit plans and Company-paid health insurance plans for 12 months; and continued vesting of all outstanding equity awards for 12 months.

The description of the Employment Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Ordonez Employment Agreement attached to this Annual Report on Form 10-K as Exhibit 10.19 and incorporated herein by reference.

The terms of Mr. Levine’s transition and separation were previously disclosed on Form 8-K filed with the Securities and Exchange Commission on January 18, 2023 and the full text of his separation agreement and the amendment thereto are attached to this Annual Report on Form 10-K as Exhibit 10.16 and Exhibit 10.17 and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022 (the “2023 Proxy Statement’), and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our 2023 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our 2023 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our 2023 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our 2023 Proxy Statement, which is incorporated herein by reference.

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

4.5*	Description of Registered Securities.
10.1	Payoneer 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company Form 8-K filed with the SEC on July 1, 2021).
10.2	New Payoneer 2021 Omnibus Incentive Plan (included as Exhibit 10.7 to the Form 8-K filed with the SEC on July 1, 2021).
10.3	Israeli Sub-Plan to Payoneer Global Inc. 2021 Omnibus Incentive Plan (included as Exhibit 99.2 to the Form S-8 filed with the SEC on September 9, 2021).
10.4	Form of Indemnification Agreement (included as Exhibit 10.8 to the Form 8-K filed with the SEC on July 1, 2021).
10.5	A&R Registration Rights Agreement (included as Exhibit 10.9 to the Form 8-K filed with the SEC on July 1, 2021).
10.6	Receivables Loan and Security Agreement (included as Exhibit 1.1 to the Form 8-K filed with the SEC on November 3, 2021).
10.7	Non-Employee Directors Compensation Plan, dated March 1, 2022 (included as Exhibit 10.11 to the Form 10-K filed with the SEC on March 3, 2022).
10.8	Employment Agreement with Scott Galit (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed with the SEC on July 1, 2021).
10.9	Employment Agreement with Michael Levine (incorporated by reference to Exhibit 10.11 to the Company Form 8-K filed with the SEC on July 1, 2021).
10.10	Amendment #1 to Amended and Restated Employment Agreement with Scott Galit (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 25, 2022).
10.11	Employment Agreement with John Caplan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 25, 2022).
10.12	Employment Agreement with Arnon Kraft (incorporated by reference to Exhibit 10.7 to the Company’s Post Effective Registration Statement on Form S-1 filed with the SEC on April 28, 2022).
10.13*	Employment Agreement with Assaf Ronen.
10.14*	Amendment to Employment Agreement with Assaf Ronen.
10.15*	Employment Agreement with Tsafi Goldman.
10.16*	Separation Agreement with Michael Levine.
10.17*	Amendment to Separation Agreement with Michael Levine.
10.18*	Separation Agreement with Robert Clarkson.
10.19*	Employment Agreement with Bea Ordonez.

10.20*	Amendment #1 to Employment Agreement with John Caplan.
10.21*	Amendment #2 to Amended and Restated Employment Agreement with Scott Galit.
14.1*	Code of Conduct and Ethics of the Company, dated June 25, 2021.
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm — Kesselman & Kesselman, a member of PricewaterhouseCoopers International Limited.
31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	iXBRL Instance Document
101.SCH*	iXBRL Taxonomy Extension Schema Document
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).

*	Filed herewith.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Payoneer Global Inc.

By:	/s/ Scott Galit
Name:	Scott Galit
Title:	Co-Chief Executive Officer
Date:	February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2023.

Signature	Title	Date
/s/ Scott Galit	Co-Chief Executive Officer and Director (principal executive officer)	February 28, 2023
Scott Galit
/s/ John Caplan	Co-Chief Executive Officer and Director (principal executive officer)	February 28, 2023
John Caplan
/s/ Michael Levine	Chief Financial Officer (principal financial officer)	February 28, 2023
Michael Levine
/s/ Itai Perry	Senior Vice President, Finance (principal accounting officer)	February 28, 2023
Itai Perry
/s/ Amir Goldman	Director	February 28, 2023
Amir Goldman
/s/ John C. Morris	Director	February 28, 2023
John C. Morris
/s/ Avi Zeevi	Director	February 28, 2023
Avi Zeevi
/s/ Christopher (Woody) Marshall	Director	February 28, 2023
Christopher (Woody) Marshall
/s/ Rich Williams	Director	February 28, 2023
Rich Williams
/s/ Heather Tookes	Director	February 28, 2023
Heather Tookes
/s/ Pamela Patsley	Director	February 28, 2023
Pamela Patsley