Form 10-Q
period 2023-03-31
Payoneer Global Inc.
filed 2023-05-09
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 1, 2023, the registrant had 359,713,442 shares of common stock outstanding.

Payoneer Global Inc.

Form 10-Q

For the Quarter Ended March 31, 2023

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

The forward-looking statements are based on the current expectations of Payoneer’s management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: (1) changes in applicable laws or regulations; (2) the possibility that Payoneer may be adversely affected by geopolitical and other economic, business and/or competitive factors; (3) Payoneer’s estimates of its financial performance; (4) the outcome of any known and/or unknown legal or regulatory proceedings; and (5) other factors, described under the heading “Risk Factors” discussed and identified in public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by Payoneer.

Should one or more of these risks or uncertainties materialize or should any of the assumptions made by the management of Payoneer prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

All subsequent written and oral forward-looking statements concerning the matters addressed in this Quarterly Report on Form 10-Q and attributable to Payoneer or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q. Except to the extent required by applicable law or regulation, Payoneer undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Current Report on Form 10-Q or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

PAYONEER GLOBAL INC.

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2023

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$544,542	$543,299
Restricted cash	9,525	2,882
Customer funds	5,467,274	5,838,612
Accounts receivable (net of allowance of $246 at March 31, 2023 and December 31, 2022)	10,831	12,878
Capital advance receivables (net of allowance of $5,415 at March 31, 2023 and $5,311 at December 31, 2022)	42,073	37,155
Other current assets	44,521	36,278
Total current assets	6,118,766	6,471,104
Non-current assets:
Property, equipment and software, net	14,335	14,392
Goodwill	19,889	19,889
Intangible assets, net	50,065	45,444
Restricted cash	4,851	4,848
Deferred taxes	2,363	4,169
Investment in associated company	—	6,429
Severance pay fund	1,072	1,095
Operating lease right-of-use assets	15,223	15,260
Other assets	11,154	12,021
Total assets	$6,237,718	$6,594,651
Liabilities and shareholders’ equity:
Current liabilities:
Trade payables	$31,767	$41,566
Outstanding operating balances	5,467,274	5,838,612
Other payables	87,051	97,334
Total current liabilities	5,586,092	5,977,512
Non-current liabilities:
Long-term debt from related party (refer to Notes 8 and 17 for further information)	17,120	16,138
Warrant liability	26,166	25,914
Other long-term liabilities	31,494	29,831
Total liabilities	5,660,872	6,049,395
Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at March 31, 2023 and December 31, 2022.	—	—
Common stock, $0.01 par value, 3,800,000,000 and 3,800,000,000 shares authorized; 359,202,123 and 352,842,025 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	3,592	3,528
Additional paid-in capital	674,021	650,433
Accumulated other comprehensive loss	(176)	(176)
Accumulated deficit	(100,591)	(108,529)
Total shareholders’ equity	576,846	545,256
Total liabilities and shareholders’ equity	$6,237,718	$6,594,651

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Three months ended
	March 31,
	2023	2022
Revenues	$192,014	$136,958

Transaction costs (Exclusive of depreciation and amortization shown separately below and inclusive of $421 and $320 interest expense and fees associated with related party transaction during the three months ended March 31, 2023 and 2022, respectively; refer to Notes 8 and 17 for further information)	27,081	25,575
Other operating expenses (Exclusive of depreciation and amortization shown separately below)	40,095	34,759
Research and development expenses	29,280	25,915
Sales and marketing expenses	47,826	34,469
General and administrative expenses	26,681	18,128
Depreciation and amortization	6,039	4,455
Total operating expenses	177,002	143,301

Operating income (loss)	15,012	(6,343)

Financial income (expense):
Gain (loss) from change in fair value of Warrants	(252)	31,196
Other financial income (expense), net	2,350	(2,695)
Financial income, net	2,098	28,501

Income before taxes on income and share in gains of associated company	17,110	22,158

Taxes on income	9,172	1,967

Share in gains of associated company	-	20

Net income	$7,938	$20,211

Other comprehensive income, net of tax
Foreign currency translation adjustments	-	390
Other comprehensive income, net of tax	-	390

Comprehensive income	$7,938	$20,601

Per Share Data
Net income per share attributable to common stockholders — Basic earnings per share	$0.02	$0.06
— Diluted earnings per share	$0.02	$0.06

Weighted average common shares outstanding — Basic	360,220,161	342,324,722
Weighted average common shares outstanding — Diluted	388,308,279	365,992,174

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	deficit	Total
Balance at December 31, 2022	352,842,025	$3,528	$650,433	$(176)	$(108,529)	$545,256
Exercise of options, vested RSUs, and shares granted	6,360,098	64	6,188	—	—	6,252
Stock-based compensation	—	—	17,400	—	—	17,400
Net income	—	—	—	—	7,938	7,938
Balance at March 31, 2023	359,202,123	$3,592	$674,021	$(176)	$(100,591)	$576,846

Balance at December 31, 2021	340,384,157	$3,404	$575,470	$2,253	$(94,054)	$487,073
Adoption of ASC 326	—	—	—	—	(2,505)	(2,505)
Exercise of options and vested RSUs	2,212,210	22	3,659	—	—	3,681
Stock-based compensation	—	—	13,114	—	—	13,114
Other comprehensive income, net of tax	—	—	—	390	—	390
Net income	—	—	—	—	20,211	20,211
Balance at March 31, 2022	342,596,367	$3,426	$592,243	$2,643	$(76,348)	$521,964

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Three months ended
	March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$7,938	$20,211
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,039	4,455
Deferred taxes	1,806	1,523
Stock-based compensation expenses	16,927	13,114
Share in gains of associated company	—	(20)
Loss (gain) from change in fair value of Warrants	252	(31,196)
Foreign currency re-measurement loss (gain)	(416)	77
Changes in operating assets and liabilities:
Other current assets	(8,159)	(4,622)
Trade payables	(10,090)	176
Deferred revenue	323	(160)
Accounts receivable, net	2,047	(481)
Capital advance extended to customers	(71,184)	(67,706)
Capital advance collected from customers	66,266	76,356
Other payables	(10,414)	(10,794)
Other long-term liabilities	(635)	(1,050)
Operating lease right-of-use assets	2,335	2,381
Other assets	867	108
Net cash provided by operating activities	3,902	2,372

Cash Flows from Investing Activities
Purchase of property, equipment and software	(1,764)	(2,690)
Capitalization of internal use software	(7,588)	(3,812)
Severance pay fund distributions, net	23	46
Customer funds in transit, net	(53,628)	34,409
Net cash inflow from acquisition of remaining interest in joint venture (Refer to Note 2(c) for further information)	5,953	—
Net cash provided by (used in) investing activities	(57,004)	27,953

Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with stock-based compensation plan	5,865	3,681
Outstanding operating balances, net	(371,338)	229,299
Borrowings under related party facility (Refer to Notes 8 and 17 for further information)	9,842	7,163
Repayments under related party facility (Refer to Notes 8 and 17 for further information)	(8,859)	(6,532)
Net cash provided by (used in) financing activities	(364,490)	233,611

Effect of exchange rate changes on cash and cash equivalents	515	(78)

Net change in cash, cash equivalents, restricted cash and customer funds	(417,077)	263,858
Cash, cash equivalents, restricted cash and customer funds at beginning of period	6,386,720	4,838,433
Cash, cash equivalents, restricted cash and customer funds at end of period	$5,969,643	$5,102,291
Supplemental information of investing and financing activities not involving cash flows:
Property, equipment, and software acquired but not paid	$400	$147
Internal use software capitalized but not paid	$2,609	$1,265
Right of use assets obtained in exchange for new operating lease liabilities	$2,298	$7,303

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) – (CONTINUED)

U.S. DOLLARS IN THOUSANDS

The below table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2023	2022
Cash and cash equivalents	$544,542	$465,734
Current restricted cash	9,525	3,088
Non-current restricted cash	4,851	5,367
Customer funds(1)	5,410,725	4,628,102
Total cash, cash equivalents, restricted cash and customer funds shown in the condensed consolidated statements of cash flows	$5,969,643	$5,102,291

(1)Excludes $56,549 and $2,451 of customer funds in transit as of March 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

NOTE 1 – GENERAL OVERVIEW

Unless otherwise noted herein, “we”, “us”, “our”, “Payoneer”, and the “Company” refer to Payoneer Global Inc.

Payoneer, incorporated in Delaware, empowers global commerce by connecting businesses, professionals, countries and currencies with its diversified cross-border payments platform. Payoneer enables small and medium-sized businesses (“SMB(s)”) around the globe to reach new audiences by reducing the complexity of cross-border trade, and facilitating seamless, cross-border payments. Payoneer offers its customers the flexibility to pay and get paid globally as easily as they do locally. The Company offers a suite of services that includes cross-border payments, physical and virtual Mastercard cards, working capital, risk management and other services. The fully-hosted service includes various payment options with minimal integration required, full back-office functions and customer support offered.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a.    Principles of consolidation, basis of presentation and accounting principles:

The accompanying condensed consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (hereafter – U.S. GAAP) and include the accounts of Payoneer Global Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Investments in an entity where we have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investee’s results of operations is shown within Share in losses of associated company on our condensed consolidated statements of comprehensive income and our investment balance as an investment in associated company on our condensed consolidated balance sheets.

The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2022 but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto of Payoneer Global Inc. and its subsidiaries.

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

c.    Investment in associated company:

In July 2019, the Company, through its wholly-owned subsidiary Payoneer Research and Development Ltd., entered into an agreement for the establishment of a joint venture company in the Peoples Republic of China (“PRC”). The objective of the joint venture was to apply for a local payment service provider license in accordance with PRC laws. The Company’s share in the Joint Venture was 46%, with the remaining ownership interest held by a local partner. Initial funds in the amount of $6,501 were contributed. The investment in the joint venture was presented as an investment in associated company in the Company’s consolidated balance sheets as the Company did not have control over the joint venture.

In January 2023, the Company, through Payoneer Research and Development Ltd., acquired all remaining interests from other partners in the joint venture. As part of the agreement, the acquiring company assumed responsibility for all expenses and income incurred or earned through the date of acquisition related to the joint venture.

PAYONEER GLOBAL INC.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

As substantially all of the fair value of the gross assets of the joint venture are concentrated in a group of similar assets (cash and cash equivalents and restricted deposits), the Company accounted for the transaction as an asset acquisition. As such, the Company’s basis in the acquired assets is valued at the amount of consideration transferred, as shown below.

Consideration paid
Cash[1]	$7,961
Foreign exchange loss on payment[1]	(100)
Investment in associated company	6,429
Total	$14,290

Assets acquired
Cash and cash equivalents	$6,957
Short-term restricted deposits	6,957
Prepaid assets	24
Tax receivable	59
Intangible assets	293
Total	$14,290

Net cash inflow related to acquisition
Cash and cash equivalents and restricted deposits acquired	$13,914
Cash paid	(7,961)
Net cash inflow	$5,953

________________________________________

(1)	The underlying assets of the joint venture were previously valued in CNY. Due to a timing difference of payment date and acquisition agreement settlement date, $100 of foreign exchange loss was recognized at the time of payment through other financial income (expense), net on the condensed consolidated statements of comprehensive income.

The Company acquired $59 in tax receivables which we do not expect to utilize. As such, these receivables were written-off subsequent to acquisition through general and administrative expenses in the condensed consolidated statements of comprehensive income.

The Company also acquired $293 in intangible assets which were determined to have no use to the Company post-acquisition. As such, these assets were completely impaired through depreciation and amortization in the condensed consolidated statements of comprehensive income.

d.    Functional currency and translation:

Prior to January 1, 2023, the Company had a foreign subsidiary that used the local currency of the respective country as its functional currency. As of January 1, 2023, this subsidiary has changed its functional currency to be that of the Company, the U.S. dollar, due to a shift in the subsidiary’s primary revenue streams, which are now substantially all from services provided to the Company.

e.    Recently issued accounting pronouncements:

FASB Standards issued, but not adopted as of March 31, 2023

In 2020, the FASB issued amended guidance that provides transitional relief for the accounting impact of reference rate reform. For a limited duration, this guidance provides optional expedients and exceptions for applying GAAP to certain contract modifications, hedging relationships, and other transactions that will be impacted by a reference rate expected to be discontinued due to reference rate reform. The amended guidance is effective through December 31, 2024. The Company does not expect reference rate reform to have a material impact on the Company’s financial statements.

PAYONEER GLOBAL INC.

NOTE 3 – CAPITAL ADVANCE (“CA”) RECEIVABLES

The Company enters into transactions with pre-qualified sellers in which the Company purchases a designated amount of future receivables for an upfront cash purchase price.

During the three months ended March 31, 2023 and 2022, the Company has purchased and collected the following principal amounts associated with CAs:

	Three months ended
	March 31,
	2023	2022
Beginning CA receivables, gross	$42,466	$56,101
CA extended to customers	71,476	68,281
Change in revenue receivables	150	(4)
CA collected from customers	(65,973)	(76,352)
Charge-offs, net of recoveries	(631)	(1,101)
Ending CA receivables, gross	$47,488	$46,925
Allowance for CA losses	(5,415)	(4,405)
CA receivables, net	$42,073	$42,520

The outstanding gross balance at March 31, 2023 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
$47,488	44,506	1,030	684	250	1,018

The outstanding gross balance at December 31, 2022 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
$42,466	39,945	986	380	104	1,051

The following are current and overdue balances from above that are segregated into the timing of expected collections at March 31, 2023:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$47,488	2,982	8,409	8,591	15,390	12,116

The following are current and overdue balances from above that are segregated into the timing of expected collections at December 31, 2022:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$42,466	2,521	7,354	12,553	14,427	5,611

As of March 31, 2023, the Company applied a range of loss rates to the CA portfolio of 1.59% to 1.86% for the allowance for CA losses. As of December 31, 2022, the Company applied a range of loss rates to the CA portfolio of 1.59% to 1.86%.

PAYONEER GLOBAL INC.

NOTE 3 – CAPITAL ADVANCE (“CA”) RECEIVABLES (continued):

Below is a rollforward for the allowance for CA losses (“ALCAL”):

	Three months ended
	March 31,
	2023	2022
Beginning balance	$5,311	$2,426
Adjustment for adoption of ASC 326	—	2,505
Provisions	1,261	1,812
Recoveries	(526)	(1,237)
Charge-offs	(631)	(1,101)
Ending balance	$5,415	$4,405

NOTE 4 - OTHER CURRENT ASSETS

Composition of other current assets, grouped by major classifications, is as follows:

	March 31,	December 31,
	2023	2022
Prepaid expenses	$20,955	$12,155
Income receivable	8,420	11,162
Prepaid income taxes	12,794	7,671
Other	2,352	5,290
Total other current assets	$44,521	$36,278

NOTE 5 – PROPERTY, EQUIPMENT AND SOFTWARE

Composition of property, equipment and software, grouped by major classifications, is as follows:

	March 31,	December 31,
	2023	2022
Computers, software and peripheral equipment	$36,178	$34,328
Leasehold improvements	9,814	9,741
Furniture and office equipment	4,530	4,418
Property, equipment and software	50,522	48,487
Accumulated depreciation	(36,187)	(34,095)
Property, equipment and software, net	$14,335	$14,392

Depreciation expense for the three months ended March 31, 2023 and 2022 was $2,112 and $1,916, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill balances and adjustments to those balances during the three months ended March 31, 2023:

			Foreign
			Currency
	December 31,	Goodwill	Translation	March 31,
	2022	Acquired	Adjustments	2023
Total goodwill	$19,889	—	—	$19,889

PAYONEER GLOBAL INC.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS (continued):

Intangible assets, net

Composition of intangible assets, grouped by major classifications, is as follows:

	March 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Internal use software	$83,305	$(41,415)	$41,890	$75,195	$(38,607)	$36,588
Developed technology	14,365	(6,190)	8,175	14,365	(5,509)	8,856
Intangible assets, net	$97,670	$(47,605)	$50,065	$89,560	$(44,116)	$45,444

Amortization expense for the three months ended March 31, 2023 and 2022 was $3,602 and $2,539 respectively.

During the three months ended March 31, 2023, the Company recognized impairment of internal use of software in the amount of $32, as well as the $293 impairment of acquired intangibles described in Note 2(c). The impairment is presented under Depreciation and amortization expenses. No impairment was recognized during the three months ended March 31, 2022.

Expected future intangible asset amortization as of March 31, 2023, excluding capitalized internal use software of $24,581 not yet placed in service as of that date, was as follows:

Fiscal years
2023 (Excluding the three months ended March 31, 2023)	$7,493
2024	11,094
2025	6,657
2026	240
2027	—
Thereafter	—
Total	$25,484

NOTE 7 - OTHER PAYABLES

Composition of other payables, grouped by major classifications, is as follows:

	March 31,	December 31,
	2023	2022
Employee related compensation	$43,205	$64,464
Commissions payable	16,525	12,159
Accrued expenses	9,011	10,001
Lease liability	9,462	8,360
Income tax payable	6,143	—
Other	2,705	2,350
Total other payables	$87,051	$97,334

NOTE 8 – DEBT

On October 28, 2021, Payoneer Early Payments Inc. (“PEPI”), a wholly-owned second tier subsidiary of the Company and its subsidiary (the “Borrower”) entered into a Receivables and Loan Security Agreement (the “Warehouse Facility”) with Viola Credit VI, L.P., Viola Credit Alternative Lending FNX SPV, L.P. (the “Lenders”) and Viola Credit Alternative Lending Management 2018 L.P. (collectively, the “Parties”) for the purpose of external financing of Capital Advance activity. The Company notes that the Lenders are related parties through the Company’s Board of Directors’ chairman’s ownership interest in the Lenders. Refer to Note 17 for further information regarding related party considerations.

PAYONEER GLOBAL INC.

NOTE 8 – DEBT (continued):

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

The Company recorded expenses, included in transaction cost, in the total amount of $421 and $320 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the outstanding associated balance was $17,120 with $152 of accrued expenses included in Other payables. As of December 31, 2022, the outstanding associated balance was $16,138 with $153 of accrued expenses included in Other payables.

The Warehouse Facility agreement includes certain affirmative and negative covenants that must be maintained by the Company and includes certain financial measures such as minimum tangible equity and minimum unrestricted cash at the Company level. As of March 31, 2023 and December 31, 2022, the Company was in compliance with all applicable covenants.

As of March 31, 2023 and December 31, 2022, the fair value of the debt approximates the book value due to the short time span between initiation and balance sheet date with the outstanding balance classified as Level 3 in the fair value leveling hierarchy as the inputs into the valuation are not observable.

NOTE 9 – OTHER LONG-TERM LIABILITIES

Composition of other long-term liabilities, grouped by major classifications, is as follows:

	March 31,	December 31,
	2023	2022
Reserves for uncertain tax positions	$23,943	$21,048
Long-term lease liabilities	5,302	6,514
Severance pay liabilities	2,232	2,252
Other	17	17
Total other long-term liabilities	$31,494	$29,831

NOTE 10 – WARRANTS

The Company has publicly traded warrants that are exercisable for shares of the Company’s common stock. Warrants may only be exercised for a whole number of shares at an exercise price of $11.50. These warrants expire on June 25, 2026, or earlier, if redeemed. At March 31, 2023, there were 25,158,086 warrants outstanding with a corresponding liability valued at $26,166. The warrants are considered to be a Level 1 fair value measurement due to the observability of the inputs.

PAYONEER GLOBAL INC.

NOTE 10 – WARRANTS (continued):

The warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging, and are presented within warrant liabilities on our condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of comprehensive income. The following table presents the changes in the fair value of warrant liabilities (Level 1):

Warrant
Liability
Fair value as of December 31, 2022	$25,914
Change in fair value	252
Fair value as of March 31, 2023	$26,166

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

NOTE 12 – REVENUE

The following table presents revenue recognized from contracts with customers as well as revenue from other sources, which consists of interest income:

	Three months ended March 31,
	2023	2022
Revenue recognized at a point in time	$131,892	$125,943
Revenue recognized over time	10,064	10,156
Revenue from contracts with customers	141,956	136,099
Revenue from other sources	50,058	859
Total revenues	$192,014	$136,958

PAYONEER GLOBAL INC.

NOTE 12 – REVENUE (continued):

Based on the information provided to and reviewed by our Chief Operating Decision Maker (“CODM”), we believe that the nature, amount, timing, and uncertainty of our revenue and cash flows and how they are affected by economic factors are most appropriately depicted through our primary regional markets. The following table presents our revenue disaggregated by primary regional market, with revenues being attributed to the country (in the region) in which the billing address of the transacting customer is located.

	Three months ended
	March 31,
	2023	2022
Primary regional markets
Greater China[1]	$63,960	$43,041
Europe[2]	38,621	28,461
North America[3]	25,536	20,276
Asia-Pacific[2]	25,381	19,019
South Asia, Middle East and North Africa[2]	19,945	15,412
Latin America[2]	18,571	10,749
Total revenues	$192,014	$136,958

________________________________________

(1)Greater China is inclusive of mainland China, Hong Kong and Taiwan

(2)No single country included in any of these regions generated more than 10% of total revenue

(3)	The United States is our country of domicile. Of North America revenues, the US represents $24,575 and $19,782 during the three months ended March 31, 2023 and 2022, respectively.

NOTE 13 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	Three Months Ended
	March 31,
	2023	2022
Bank and processor fees	$20,119	$19,916
Network fees	4,267	3,416
Chargebacks and operational losses	1,057	501
Card costs	468	431
Capital advance costs, net of recoveries	1,112	942
Other	58	369
Total transaction costs	$27,081	$25,575

NOTE 14 – STOCK-BASED COMPENSATION

Stock Options and RSUs

The following table summarizes the options to purchase shares of common stock activity under our equity incentive plans for the three months ended March 31, 2023:

Options
Outstanding at December 31, 2022	34,923,788
Granted	—
Exercised	(2,867,840)
Forfeited	(280,153)
Outstanding at March 31, 2023	31,775,795
Exercisable at March 31, 2023	27,715,435

The weighted average exercise price of the options outstanding as of March 31, 2023 was $2.09 per share.

PAYONEER GLOBAL INC.

NOTE 14 – STOCK-BASED COMPENSATION (continued):

The following table summarizes the RSUs activity under our equity incentive plans as of March 31, 2023:

Units
Outstanding December 31, 2022	25,853,581
Granted	13,549,368
Vested	(3,427,974)
Forfeited	(800,961)
Outstanding March 31, 2023	35,174,014

In the three months ended March 31, 2023, the Company granted 13,549,368 RSUs under the Company’s Omnibus Stock Incentive Plan, which are subject to time-vesting and continued service conditions, and 900,000 of which are subject to time-vesting and continued service conditions as well as stock performance targets.

Employee Stock Purchase Plan

As of March 31, 2023, approximately 6,623,625 shares were reserved for future issuance under the Company’s Employee Stock Purchase Plan (“ESPP”). The fair value attributable to the ESPP was $2,082,528 as of November 15, 2022, the beginning of the current offering period, and was measured using the Monte Carlo model. The current offering period is expected to close May 15, 2023. The expense associated with the ESPP recognized during the quarter ended March 31, 2023 was $1,041,264.

The impact on our results of operations of recording stock-based compensation expense under the Company’s equity incentive plans, including the ESPP, were as follows:

	Three Months Ended
	March 31,
	2023	2022
Other operating expenses	$2,799	$2,937
Research and development expenses	3,383	2,144
Sales and marketing expenses	5,976	3,700
General and administrative expenses	4,769	4,127
Total stock-based compensation	$16,927	$12,908

NOTE 15 - INCOME TAXES

The Company had an effective tax rate of 54% for the three months ended March 31, 2023, compared to an effective tax rate of 9% for the three months ended March 31, 2022. For the three months ended March 31, 2023, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was the result of foreign income taxed at different rates, including the provision for uncertain tax positions, as well as an increase in potential future tax benefits primarily related to share-based compensation and capitalized research and development, where the Company fully provides a valuation allowance with respect to its realization.

For the three months ended March 31, 2022, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was the result of foreign income taxed at different rates and the provision for a full valuation allowance in respect of tax benefits from carry forward tax losses due to the uncertainty of the realization of such tax benefits.

NOTE 16 – NET EARNINGS PER SHARE

The Company computes net earnings per share using the two-class method required for participating securities. The two-class method requires income available to common shareholders for the period to be allocated between shares of Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

PAYONEER GLOBAL INC.

NOTE 16 – NET EARNINGS PER SHARE (continued):

The Company’s basic net earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of common shares outstanding for the period, without consideration of potentially dilutive securities. The diluted net earnings per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net earnings per share is the same as basic net earnings per share in periods when the effects of potentially dilutive shares of common shares are anti-dilutive.

Basic and diluted net earnings per share attributable to common stockholders was calculated as follows:

	Three Months Ended
	March 31,
	2023	2022

	(In thousands, except share and per share data)
Numerator:
Net income	$7,938	$20,211
Denominator:
Weighted average common shares outstanding —
Basic	360,220,161	342,324,722
Add:
Dilutive impact of RSUs and options to purchase common stock	27,332,566	22,968,556
Dilutive impact of private Warrants	755,552	698,896
Weighted average common shares – diluted	388,308,279	365,992,174
Net income per share attributable to common stockholders — Basic earnings per share	$0.02	$0.06
Diluted earnings per share	$0.02	$0.06

Public Warrants, RSUs with market conditions, and Earn-Out Shares (as that term is defined in the Agreement and Plan of Reorganization dated February 3, 2021 (as amended) with FTAC Olympus Acquisition Corp.) have been excluded from the computation of diluted net earnings per share for the three month period ended March 31, 2023 as the conditions were not met or they were not in the money as of the end of the reporting period.

NOTE 17 – RELATED PARTY TRANSACTIONS

As indicated in Note 8, the Company entered into a Warehouse Facility agreement with Lenders where a member of the Board of Directors has an interest. The Company has evaluated the relationship and determined that the Warehouse Facility agreement represents a related party transaction that has been entered into in the ordinary course of business. As such, the Warehouse Facility agreement was reviewed and approved as a related party transaction in accordance with the related party transaction approval process implemented by the Company.

The Company analyzed the terms of the Warehouse Facility agreement and concluded that the terms represent a transaction conducted at arm’s length.

NOTE 18 – SUBSEQUENT EVENTS

On May 7, 2023, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80 million of our common stock over a period of 24 months. Any share repurchases under this stock repurchase program may be made through open market transactions, privately negotiated transactions or other means including in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The timing and total amount of repurchases is subject to business and market conditions and the company’s discretion.

PAYONEER GLOBAL INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, unless otherwise noted, “we”, “us”, “our”, “Payoneer”, and the “Company” refer to Payoneer Global Inc.

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

Overview

Payoneer democratizes access to financial services, empowering the world’s small and medium sized businesses to transact, do business and grow globally. With a single connection to Payoneer’s global payment and commerce-enabling platform, our customers can manage their global financial operations and transact globally as easily as they do locally, allowing them to participate in the digital economy and enabling growth for enterprises, marketplaces and SMBs worldwide.

Payoneer was founded in 2005 as technology and the internet were transforming commerce and making it possible for anyone, anywhere to build and grow a digital business. From the beginning, we recognized the importance of offering services to both sides of two-sided commerce networks: small and medium businesses who would need help navigating the increasingly complex digital economy, and marketplaces who would need help supporting their increasingly distributed seller-base. Over the past 18 years, we have built a one-of-a-kind platform designed to serve the needs of digital businesses globally, with a focus on emerging markets.

At the core of the Payoneer platform is a robust, secured, regulated global payment infrastructure that simplifies the process for any business to pay and get paid globally as easily as it does locally. On top of this core, we continue to develop a comprehensive suite of products and services, providing sophisticated tools to help our customers grow.

Leveraging the strength of our payment infrastructure and the breadth of our product offerings, Payoneer operates as both a provider of services to enterprises and marketplaces as well as a B2B payment services provider, empowering all of our customers to transact internationally with ease. As a result, we have cultivated a meaningful brand in the global digital commerce ecosystem supporting millions of marketplaces, enterprises, and SMBs across more than 190 countries and territories and 7,000+ unique trade corridors.

We primarily generate revenues when Payoneer customers use the funds in their Payoneer account to make a payment, make a purchase or to withdraw the funds locally. Our revenue growth is based on (i) growing the volume of transactions processed through the Payoneer platform; and (ii) increasing the monetization rates of Payoneer services. Our efforts to increase the overall monetization rate of Payoneer services includes increasing our focus on acquiring customers in regions with higher rates of monetization, accelerating the growth of payment services with higher rates of monetization like B2B AP/AR, and also introducing new services for customers that generate improved monetization, like our Payoneer Commercial Mastercard. Volume is one of the primary drivers for our revenue growth. See “Key Metrics and Non-GAAP Financial Measures” for additional information.

Our customers have trusted the Payoneer platform to process $15.7 billion and $14.6 billion in volume during the three months ended March 31, 2023 and 2022, respectively.

Looking forward, we intend to continue to invest actively to enhance our global platform, deliver new products, extend our regulatory footprint, further automate our operations, increase new customer growth and make more acquisitions to accelerate our ability to deliver more value to customers around the world.

PAYONEER GLOBAL INC.

Key Developments and Trends

Impact of the war in Ukraine

During 2022, a geopolitical and armed conflict between Ukraine and Russia, which developed into an ongoing war, resulted in economic sanctions on Russia, Belarus, and certain territories in Ukraine. Payoneer provides services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We have developed and implemented a robust transaction monitoring program designed to comply with imposed sanctions and to monitor the impact the conflict may have on our results of operations. During 2022, we ceased to provide services to customers in Russia and have been reducing our payment services to Belarus customers, while at the same time revenues in Ukraine have remained relatively stable. For the three months ended March 31, 2023, Ukraine and Belarus, combined, accounted for less than 10% of our revenue, of which Belarus accounted for less than 1% of our revenue. Further escalation of the conflict may have a material effect on our results of operations.

Macroeconomic Conditions

Macroeconomic conditions, such as rising interest rates, inflation, the continued impact of COVID-19, the ongoing war in Ukraine, and disruptions in the banking sector, may affect our results of operations. For example, during 2022, and in response to rising inflation, the U.S. Federal Reserve raised the benchmark interest rate by 425 basis points. This contributed to an increase in interest income earned on our customer balances. U.S. and global inflation rates have remained elevated and the Federal Reserve, as well as other central banks, have continued to raise interest rates. Higher interest rates positively impact our interest income revenues associated with underlying customer accounts. However, a prolonged period of high interest rates is likely to slow economic growth, and business and consumer spend globally which may negatively impact the volumes processed on our platform. There remains a great deal of uncertainty related to the ongoing trajectory of U.S. interest rate policy, the likely impact of monetary tightening globally and the degree to which the global economy could be impacted. In addition, while we have commercial arrangements with multiple banks globally, we have not been materially affected by the recent volatility and uncertainty in the banking sector.

Repurchase Program

On May 7, 2023, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80 million of our common stock over a period of 24 months. Any share repurchases under this stock repurchase program may be made through open market transactions, privately negotiated transactions or other means including in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The timing and total amount of repurchases is subject to business and market conditions and the company’s discretion.

PAYONEER GLOBAL INC.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods in our consolidated financial statements. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related Notes included within this Quarterly Report on Form 10-Q.

	Three months ended
	March 31,		Increase/
	2023	2022	(Decrease)

	(in thousands except percentages)
Revenues	$192,014	$136,958	40%
Transaction costs	27,081	25,575	6%
Other operating expenses	40,095	34,759	15%
Research and development expenses	29,280	25,915	13%
Sales and marketing expenses	47,826	34,469	39%
General and administrative expenses	26,681	18,128	47%
Depreciation and amortization	6,039	4,455	36%
Total operating expenses	177,002	143,301	24%
Operating income (loss)	15,012	(6,343)	** %
Financial income (expense):
Gain (loss) from change in fair value of Warrants	(252)	31,196	** %
Other financial income (expense), net	2,350	(2,695)	** %
Financial income, net	2,098	28,501	(93)%
Income before taxes on income and share in gains of associated company	17,110	22,158	(23)%
Taxes on income	9,172	1,967	** %
Share in gains of associated company	—	20	** %
Net income	$7,938	$20,211	(61)%

**Not meaningful

Revenues

Revenues were $192.0 million for the three months ended March 31, 2023, an increase of $55.1 million, or 40%, compared to the prior-year period, driven mainly by an increase of $49.2 million in interest income resulting from an increase in customer balances held on our platform as well as rising interest rates. The remaining increase was driven by a combination of growth in the number of customers on our platform, growth in several high value regions, and continued adoption of our high value services.

Transaction costs

Transaction costs were $27.1 million for the three months ended March 31, 2023, an increase of $1.5 million, or 6%, compared to the prior-year period, while volume went up by 8%. Transaction costs grew at a lower rate than volume due to improved commercial terms, internal platform optimizations, and cost structure benefits from increased transaction volumes, partially offset by an increase in transaction costs related to our high value services..

Other operating expenses

Other operating expenses were $40.1 million for the three months ended March 31, 2023, an increase of $5.3 million, or 15%, compared to the prior-year period. The increase was driven by an increase of $3.2 million in third-party contract and consulting expenses,  and an increase of $1.1 million in information technology expenses.

Research and development expenses

Research and development expenses were $29.3 million for the three months ended March 31, 2023, an increase of $3.4 million, or 13%, compared to the prior-year period. The increase was driven by an increase of $5.6 million in employee compensation, benefits and other employee-related expenses mainly as a result of an increase in employee headcount in our research and development groups, which was partly decreased by $3.4 million in internal use of software capitalization due to increased investment in developing the platform. In addition, third-party contractor and consultant expenses increased by $0.7 million.

PAYONEER GLOBAL INC.

Sales and marketing expenses

Sales and marketing expenses were $47.8 million for the three months ended March 31, 2023, an increase of $13.4 million, or 39%, compared to the prior-year period. The increase was driven by an increase of $6.1 million in employee compensation, benefits and other employee-related expenses, partly as a result of an increase in employee headcount in our sales and marketing groups, an increase of $4.5 million in third-party commissions, an increase of $1.7 million in third-party contractor and consultant expenses, and increased spend of $0.9 million related to marketing programs.

General and administrative expenses

General and administrative expenses were $26.7 million for the three months ended March 31, 2023, an increase of $8.6 million, or 47%, compared to the prior-year period. The increase was driven by an increase of $4.9 million in compensation, benefits and other employee-related expenses mainly as a result of an increase in employee headcount, and an increase of $0.9 million in spend related to legal services.

Depreciation and amortization expenses

Depreciation and amortization was $6.0 million for the three months ended March 31, 2023, an increase of $1.6 million or 36% compared to the prior-year period primarily driven by an increase in amortization of internal use of software as well as an increase in depreciation of property and equipment costs.

Financial income and expense, net

Financial income, net was $2.1 million for the three months ended March 31, 2023, a decrease of $26.4 million, compared to the prior-year period which benefitted from a $31.2 million gain related to the change in fair value of Warrant liabilities which did not recur. This was partially offset by the impact of revaluation of foreign currency balances and bank fees.

Income tax

Income tax expense was $9.2 million for the three months ended March 31, 2023, an increase of $7.2 million compared to the three months ended March 31, 2022. This increase was primarily driven by an increase in the Company’s US federal and state income tax liabilities and the result of taxes associated with our foreign subsidiaries.

Liquidity and Capital Resources

The following discussion of our liquidity and capital resources is based on the financial information derived from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources of Liquidity

As of March 31, 2023, we had $544.5 million of cash and cash equivalents.

On October 28, 2021, Payoneer Early Payments Inc. (“PEPI”), a wholly-owned second tier subsidiary of the Company and its subsidiary (the “Borrower”) entered into a multi-party Receivables Loan and Security Agreement (the “Warehouse Facility”) with, inter alia, affiliates of Viola Ventures. The objective was to provide access to external financing for our capital advance activity. See Note 8 and Note 17 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

The Warehouse Facility bears interest at the greater of 0.25% or LIBOR, plus 9% annually and has a revolving maturity of 36 months from the commencement date with a payback period of an additional 6 months after the revolving maturity date. The initial borrowing commitment is $25 million but can be increased subject to the lender’s discretion up to $100 million. Additional commitments will carry interest rates ranging from 7.0% to 7.75%. In addition, pursuant to the Warehouse Facility, PEPI entered into an amendment on June 8, 2022, capping the total interest rate at 10.5% per annum for all outstanding balances.

When the LIBOR rate has either permanently or indefinitely ceased to be provided by the ICE Benchmark Administration or is determined by the Financial Conduct Authority to be no longer representative, an alternative Benchmark Replacement (as defined in the Receivables Loan and Security Agreement) will be selected.

PAYONEER GLOBAL INC.

The Warehouse Facility is secured by eligible capital advance receivables at an initial rate of 80% of the total value of the underlying capital advance receivable outstanding. We are subject to financial covenants including minimum tangible equity, solvency and unrestricted cash requirements that are assessed based on our consolidated financial statements.

We believe our existing cash and cash equivalents and cash flows from operating activities will be sufficient to meet our operating working capital, share repurchase and capital expenditure requirements for at least the next twelve months. Our future financing requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform and the ongoing expansion needs of sales and marketing activities. We may enter into agreements with third parties with respect to investments in, or acquisitions of, businesses or technologies, which could also require us to seek additional equity or debt financing.

Cash Flows

The following table presents a summary of cash flows from operating, investing, and financing activities for the following comparative periods.

	Three months ended March 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$3,902	$2,372
Net cash provided by (used in) investing activities	(57,004)	27,953
Net cash provided by (used in) financing activities	(364,490)	233,611
Effect of exchange rate changes on cash and cash equivalents	515	(78)
Change in cash, cash equivalents, restricted cash and customer funds	$(417,077)	$263,858

Operating Activities

Net cash provided by operating activities was $3.9 million for the three months ended March 31, 2023, an increase of $1.5 million compared to $2.4 million for the three months ended March 31, 2022. When adjusted for the non-cash gain related to change in fair value of warrant liabilities that did not recur in the current period, our net income has increased compared to the prior-year period, which contributed to the increase in cash provided by operating activities. This increase was partially offset by higher cash outflows related to trade payables and capital advances.

For the three months ended March 31, 2023, the Company had $7.9 million of net income, which includes non-cash expenses of $16.9 million related to stock-based compensation and $6.0 million related to depreciation and amortization. Net income was also adjusted for changes in current assets and liabilities, including net outflows of $10.1 million related to trade payables, $10.4 million related to other payables, $8.2 million related to other current assets, and $4.9 million related to capital advances. Other miscellaneous net inflows amounted to $6.7 million for the period.

For the three months ended March 31, 2022, the Company had $20.2 million of net income, which includes primary non-cash expenses of $13.1 million related to stock-based compensation and $4.5 million related to depreciation and amortization, and non-cash gains of $31.2 million related to change in fair value of Warrants. Net income was also adjusted for changes in current assets and liabilities, including a net outflow of $10.8 million related to other payables and net inflow of $8.7 million related to capital advances. Other miscellaneous net outflows amounted to $2.1 million for the period.

Investing Activities

Net cash used in investing activities was $57.0 million for the three months ended March 31, 2023, a change of $85.0 million compared to net cash provided by investing activities of $28.0 million for the three months ended March 31, 2022.

This change was predominantly related to an increase of $88.0 million in the balance of customer funds in transit in the current year compared to the previous year, as well as an increase of $3.8 million in capitalization of internal use software, offset by a cash inflow of $6.0 million related to the acquisition of the remaining interest in a joint venture as described in Note 2(c) to our unaudited condensed consolidated financial statements included elsewhere on this Quarterly Report on Form 10-Q.

PAYONEER GLOBAL INC.

Financing Activities

Net cash used in financing activities was $364.5 million for the three months ended March 31, 2023, a change of $598.1 million compared to net cash provided by financing activities of $233.6 million for the three months ended March 31, 2022. This is predominantly driven by changes in our outstanding operating balances of $600.6 million during the current period as compared to the prior-year period.

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

	Three months ended March 31,
	2023	2022

	(in millions)
Volume	$15,735	$14,620

Volume grew 8% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, respectively, driven by a combination of growth in digital commerce, ongoing recovery in travel volumes, and continued customer acquisition.

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

Management closely monitors volume and revenue to ensure that we continue to grow funds and business activity into the platform, expanding our overall scale and the reach of our business.

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

Adjusted EBITDA

	Three months ended March 31,
	2023	2022

	(in thousands)
Net income	$7,938	$20,211
Depreciation and amortization	6,039	4,455
Taxes on income	9,172	1,967
Other financial income (expense), net	(2,350)	2,695
EBITDA	20,799	29,328
Stock based compensation expenses(1)	16,927	12,908
Share in gain of associated company	—	(20)
M&A related expense (income)(2)	774	(619)
Loss (gain) from change in fair value of Warrants(3)	252	(31,196)
Adjusted EBITDA	$38,752	$10,401

(1) Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.

(2) Amounts for the three months ended March 31, 2023 relate to M&A-related third-party fees, including related legal, consulting and other expenditures. Amounts for the three months ended March 31, 2022 relate to a non-recurring fair value adjustment of a liability related to our 2020 acquisition of optile.

(3) Changes in the estimated fair value of the warrants are recognized as gain or loss on the condensed consolidated statements of comprehensive income. The impact is removed from EBITDA as it represents market conditions that are not in control of the Company.

Critical Accounting Policies and Estimates

For more information, see “Payoneer Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K filed with the SEC on February 28, 2023.

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

PAYONEER GLOBAL INC.

Interest Rate Sensitivity

Our cash and cash equivalents as well as customer funds as of March 31, 2023, were held in cash deposits and money market funds. The fair value of our cash and cash equivalents as well as customer funds would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. However, a hypothetical 1% increase or decrease in interest rates could have a material effect on our revenues and earnings.

Any future borrowings incurred under our Warehouse Facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above), not to exceed 10.5% per annum for all outstanding balances.

Foreign Currency Risk

While most of our revenue is earned in U.S. dollars, our foreign currency exposure includes currencies of the countries in which our operations are located as well as currencies in which our customer funds are held and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Japanese Yen, Vietnamese Dong, Chinese Yuan, Australian Dollar, Canadian Dollar, New Zealand Dollar, Thai Baht, New Israeli Shekel, United Arab Emirates Dirham, Philippine Peso, Turkish Lira, Indian Rupee, and Hong Kong Dollar. A hypothetical 10% increase or decrease in current exchange rates could have a material impact on our financial results.

In addition, some of our services include the opportunity for Payoneer to generate revenues from foreign exchange transactions as part of the payment delivery process. Our ability to generate such revenues is partially dependent on external factors such as market conditions as applicable regulations and our ability to negotiate with third party financial institutions. The impact of these efforts to optimize foreign exchange can be material to revenues and earnings.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PAYONEER GLOBAL INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are a party to various litigation matters incidental to the conduct of our business. Refer to Note 11 (Commitment and Contingencies) to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

For more information on risks related to litigation, see the section titled “Risk Factors — General Risks Related to Payoneer — From time to time we are subject to various legal proceedings which could adversely affect our business, financial condition or results of operations” in our Annual Report on Form 10-K, filed with the SEC on February 28, 2023.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on February 28, 2023. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A total of 59,257 shares of our common stock were issued during the three months ended March 31, 2023 pursuant to an employment agreement supplement with a certain senior employee in connection with the optile acquisition consummated in 2020. The issuance of the securities described in this paragraph was made in reliance upon the exemption from registration requirements pursuant to Section 4(a)(2) of the Securities Act. Such shares were issued pursuant to the terms of the above agreement supplement, and we did not receive any proceeds from the issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

PAYONEER GLOBAL INC.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1	Separation Agreement with Michael Levine (Included as Exhibit 10.16 to the Form 10-K filed with the SEC on February 28, 2023).†
10.2	Amendment to Separation Agreement with Michael Levine (Included as Exhibit 10.17 to the Form 10-K filed with the SEC on February 28, 2023).
10.3	Separation Agreement with Robert Clarkson (Included as Exhibit 10.18 to the Form 10-K filed with the SEC on February 28, 2023).†
10.4	Amendment #1 to Employment Agreement with John Caplan (Included as Exhibit 10.20 to the Form 10-K filed with the SEC on February 28, 2023).
10.5	Amendment #2 to Amended and Restated Employment Agreement with Scott Galit (Included as Exhibit 10.21 to the Form 10-K filed with the SEC on February 28, 2023).†
10.6	Israeli Sub-Plan to the Payoneer 2021 Employee Stock Purchase Plan.*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.
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

PAYONEER GLOBAL INC.

(Registrant)

By:	/s/ John Caplan
John Caplan
Chief Executive Officer
(Principle Executive Officer)

By:	/s/ Bea Ordonez
Bea Ordonez
Chief Financial Officer
(Principle Financial Officer)

Date: May 9th, 2023