Form 10-Q
period 2023-06-30
Payoneer Global Inc.
filed 2023-08-08
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

As of August 1, 2023, the registrant had 359,171,394 shares of common stock outstanding.

Payoneer Global Inc.

Form 10-Q

For the Period Ended June 30, 2023

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

PART I. FINANCIAL INFORMATION

PAYONEER GLOBAL INC.

QUARTERLY REPORT FOR THE PERIOD ENDED June 30, 2023

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	June 30,	December 31,
	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$581,053	$543,299
Restricted cash	9,710	2,882
Customer funds	5,528,701	5,838,612
Accounts receivable (net of allowance of $246 at June 30, 2023 and December 31, 2022)	11,260	12,878
Capital advance receivables (net of allowance of $4,565 at June 30, 2023 and $5,311 at December 31, 2022)	40,220	37,155
Other current assets	37,983	36,278
Total current assets	6,208,927	6,471,104
Non-current assets:
Property, equipment and software, net	13,599	14,392
Goodwill	19,889	19,889
Intangible assets, net	57,919	45,444
Restricted cash	6,092	4,848
Deferred taxes	14,002	4,169
Investment in associated company	—	6,429
Severance pay fund	970	1,095
Operating lease right-of-use assets	12,681	15,260
Other assets	9,771	12,021
Total assets	$6,343,850	$6,594,651
Liabilities and shareholders’ equity:
Current liabilities:
Trade payables	$29,170	$41,566
Outstanding operating balances	5,528,701	5,838,612
Other payables	100,574	97,334
Total current liabilities	5,658,445	5,977,512
Non-current liabilities:
Long-term debt from related party (refer to Notes 8 and 17 for further information)	15,639	16,138
Warrant liability	12,580	25,914
Other long-term liabilities	31,239	29,831
Total liabilities	5,717,903	6,049,395
Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at June 30, 2023 and December 31, 2022.	—	—
Common stock, $0.01 par value, 3,800,000,000 and 3,800,000,000 shares authorized; 363,252,231 and 352,842,026 shares issued and 359,051,208 and 352,842,025 shares outstanding at June 30, 2023 and December 31, 2022, respectively.	3,632	3,528
Treasury stock at cost, 4,201,025 and 0 shares as of June 30, 2023 and December 31, 2022, respectively.	(19,725)	—
Additional paid-in capital	697,258	650,433
Accumulated other comprehensive loss	(176)	(176)
Accumulated deficit	(55,042)	(108,529)
Total shareholders’ equity	625,947	545,256
Total liabilities and shareholders’ equity	$6,343,850	$6,594,651

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$206,734	$148,190	$398,748	$285,148

Transaction costs (Exclusive of depreciation and amortization shown separately below and inclusive of $436 and $338 in interest expense and fees associated with related party transactions during the three months ended June 30, 2023 and 2022, and $857 and $658 during the six months ended June 30, 2023 and 2022, respectively; refer to Notes 8 and 17 for further information)	28,497	26,212	55,578	51,787
Other operating expenses (Exclusive of depreciation and amortization shown separately below)	40,527	35,392	80,622	70,151
Research and development expenses	27,995	26,607	57,275	52,522
Sales and marketing expenses	48,402	36,820	96,228	71,289
General and administrative expenses	22,012	20,192	48,693	38,320
Depreciation and amortization	5,909	5,171	11,948	9,626
Total operating expenses	173,342	150,394	350,344	293,695

Operating income (loss)	33,392	(2,204)	48,404	(8,547)

Financial income (expense):
Gain from change in fair value of Warrants	13,586	12,831	13,334	44,027
Other financial income (expense), net	4,318	(4,824)	6,668	(7,519)
Financial income, net	17,904	8,007	20,002	36,508

Income before taxes on income and share in gains (losses) of associated company	51,296	5,803	68,406	27,961

Taxes on income	5,747	1,374	14,919	3,341

Share in gains (losses) of associated company	-	(7)	-	13

Net income	$45,549	$4,422	$53,487	$24,633

Other comprehensive loss, net of tax
Foreign currency translation adjustments	-	(3,248)	-	(2,858)
Other comprehensive loss, net of tax	-	(3,248)	-	(2,858)

Comprehensive income	$45,549	$1,174	$53,487	$21,775

Per Share Data
Net income per share attributable to common stockholders — Basic earnings per share	$0.12	$0.01	$0.15	$0.07
— Diluted earnings per share	$0.12	$0.01	$0.14	$0.07

Weighted average common shares outstanding — Basic	365,000,974	345,522,076	364,260,883	345,831,177
Weighted average common shares outstanding — Diluted	387,623,679	366,013,696	392,572,475	369,047,627

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated
					Additional	other
	Common Stock		Treasury Stock		paid-in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at March 31, 2023	359,202,123	$3,592	—	$—	$674,021	$(176)	$(100,591)	$576,846
Exercise of options and vested RSUs	3,017,674	30	—	—	2,170	—	—	2,200
Stock-based compensation	—	—	—	—	17,051	—	—	17,051
ESPP shares issued	1,032,434	10	—	—	4,016	—	—	4,026
Common stock repurchased	—	—	(4,201,025)	(19,725)	—	—	—	(19,725)
Net income	—	—	—	—	—	—	45,549	45,549
Balance at June 30, 2023	363,252,231	$3,632	(4,201,025)	$(19,725)	$697,258	$(176)	$(55,042)	$625,947

Balance at March 31, 2022	342,596,367	$3,426	—	$—	$592,243	$2,643	$(76,348)	$521,964
Exercise of options and vested RSUs	3,842,927	38	—	—	7,593	—	—	7,631
Stock-based compensation	—	—	—	—	12,161	—	—	12,161
Other comprehensive loss, net of tax	—	—	—	—	—	(3,248)	—	(3,248)
Net income	—	—	—	—	—	—	4,422	4,422
Balance at June 30, 2022	346,439,294	$3,464	—	$—	$611,997	$(605)	$(71,926)	$542,930

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated
					Additional	other
	Common Stock		Treasury Stock		paid-in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at December 31, 2022	352,842,025	$3,528	—	$—	$650,433	$(176)	$(108,529)	$545,256
Exercise of options, vested RSUs, and shares granted	9,377,772	94	—	—	8,358	—	—	8,452
Stock-based compensation	—	—	—	—	34,451	—	—	34,451
ESPP shares issued	1,032,434	10			4,016	—	—	4,026
Common stock repurchased	—	—	(4,201,025)	(19,725)	—	—	—	(19,725)
Net income	—	—	—	—	—	—	53,487	53,487
Balance at June 30, 2023	363,252,231	$3,632	(4,201,025)	$(19,725)	$697,258	$(176)	$(55,042)	$625,947

Balance at December 31, 2021	340,384,157	$3,404	—	$—	$575,470	$2,253	$(94,054)	$487,073
Adoption of ASC 326	—	—	—	—	—	—	(2,505)	(2,505)
Exercise of options and vested RSUs	6,055,137	60	—	—	11,252	—	—	11,312
Stock-based compensation	—	—	—	—	25,275	—	—	25,275
Other comprehensive loss, net of tax	—	—	—	—	—	(2,858)	—	(2,858)
Net income	—	—	—	—	—	—	24,633	24,633
Balance at June 30, 2022	346,439,294	$3,464	—	$—	$611,997	$(605)	$(71,926)	$542,930

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Six months ended
	June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$53,487	$24,633
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,948	9,626
Deferred taxes	(9,833)	1,066
Stock-based compensation expenses	33,100	25,275
Share in gains of associated company	—	(13)
Gain from change in fair value of Warrants	(13,334)	(44,027)
Foreign currency re-measurement loss (gain)	(606)	2,491
Changes in operating assets and liabilities:
Other current assets	(1,621)	(6,650)
Trade payables	(13,157)	9,538
Deferred revenue	407	24
Accounts receivable, net	1,618	(490)
Capital advance extended to customers	(138,900)	(109,422)
Capital advance collected from customers	135,835	121,990
Other payables	(5,259)	(6,318)
Other long-term liabilities	(1,066)	(3,695)
Operating lease right-of-use assets	5,053	5,134
Other assets	2,247	(288)
Net cash provided by operating activities	59,919	28,874

Cash Flows from Investing Activities
Purchase of property, equipment and software	(2,422)	(5,093)
Capitalization of internal use software	(12,921)	(7,772)
Severance pay fund distributions, net	125	481
Customer funds in transit, net	(54,188)	(22,139)
Net cash inflow from acquisition of remaining interest in joint venture (Refer to Note 2(c) for further information)	5,953	—
Net cash used in investing activities	(63,453)	(34,523)

Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with stock-based compensation plan	12,091	11,312
Outstanding operating balances, net	(309,911)	739,388
Borrowings under related party facility (Refer to Notes 8 and 17 for further information)	14,015	15,322
Repayments under related party facility (Refer to Notes 8 and 17 for further information)	(14,514)	(14,219)
Common stock repurchased	(17,125)	—
Net cash provided by (used in) financing activities	(315,444)	751,803

Effect of exchange rate changes on cash and cash equivalents	705	(2,491)

Net change in cash, cash equivalents, restricted cash and customer funds	(318,273)	743,663
Cash, cash equivalents, restricted cash and customer funds at beginning of period	6,386,720	4,838,433
Cash, cash equivalents, restricted cash and customer funds at end of period	$6,068,447	$5,582,096
Supplemental information of investing and financing activities not involving cash flows:
Property, equipment, and software acquired but not paid	$870	$551
Internal use software capitalized but not paid	$8,294	$1,762
Common stock repurchased but not paid	$2,600	$—
Right of use assets obtained in exchange for new operating lease liabilities	$2,474	$11,266

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

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) – (CONTINUED)

U.S. DOLLARS IN THOUSANDS

The below table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2023	2022
Cash and cash equivalents	$581,053	$492,002
Current restricted cash	9,710	3,102
Non-current restricted cash	6,092	5,349
Customer funds(1)	5,471,592	5,081,643
Total cash, cash equivalents, restricted cash and customer funds shown in the condensed consolidated statements of cash flows	$6,068,447	$5,582,096

(1)Excludes $57,109 and $58,999 of customer funds in transit as of June 30, 2023 and 2022, respectively.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a.    Principles of consolidation, basis of presentation and accounting principles:

The accompanying condensed consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (hereafter – U.S. GAAP) and include the accounts of Payoneer Global Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Investments in an entity where we have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investee’s results of operations is shown within Share in gains and losses of associated company on our condensed consolidated statements of comprehensive income and our investment balance as an investment in associated company on our condensed consolidated balance sheets.

The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2022 but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto of Payoneer Global Inc. and its subsidiaries.

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

The Company also acquired $293 in intangible assets which were determined to have no use to the Company post-acquisition. As such, these assets were completely impaired through depreciation and amortization expenses in the condensed consolidated statements of comprehensive income.

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

e.    Treasury stock:

The Company accounts for repurchases of shares of its common stock as of the trade date, and includes in treasury stock the repurchase price plus any costs associated with the transaction.

When and if treasury stock is reissued, the Company applies the average cost method to determine the value of the reissued shares, and to the extent that we remain in an accumulated deficit position, recognizes any related gain or loss in additional paid-in capital. When and if the Company’s accumulated deficit becomes a retained earnings balance, we will credit gains on reissuances to additional paid-in capital and offset losses against historical gains. Losses in excess of historical gains will be recognized against retained earnings.

Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

PAYONEER GLOBAL INC.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

f.    Recently issued accounting pronouncements:

FASB Standards issued, but not adopted as of June 30, 2023

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

During the six months ended June 30, 2023 and 2022, the Company has purchased and collected the following principal amounts associated with CAs:

	Six months ended
	June 30,
	2023	2022
Beginning CA receivables, gross	$42,466	$56,101
CA extended to customers	139,809	109,713
Change in revenue receivables	393	44
CA collected from customers	(134,925)	(122,034)
Charge-offs, net of recoveries	(2,958)	(1,349)
Ending CA receivables, gross	$44,785	$42,475
Allowance for CA losses	(4,565)	(3,873)
CA receivables, net	$40,220	$38,602

The outstanding gross balance at June 30, 2023 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
$44,785	41,938	1,635	437	381	394

The outstanding gross balance at December 31, 2022 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
$42,466	39,945	986	380	104	1,051

The following are current and overdue balances from above that are segregated into the timing of expected collections at June 30, 2023:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$44,785	2,847	8,198	9,562	16,173	8,005

The following are current and overdue balances from above that are segregated into the timing of expected collections at December 31, 2022:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$42,466	2,521	7,354	12,553	14,427	5,611

PAYONEER GLOBAL INC.

NOTE 3 – CAPITAL ADVANCE (“CA”) RECEIVABLES (continued):

As of June 30, 2023 and December 31, 2022, the Company applied a range of loss rates to the CA portfolio of 1.59% to 1.86% for the allowance for CA losses.

Below is a rollforward for the allowance for CA losses (“ALCAL”):

	Six months ended
	June 30,
	2023	2022
Beginning balance	$5,311	$2,426
Adjustment for adoption of ASC 326	—	2,505
Provisions	2,472	1,293
Recoveries	(260)	(1,002)
Charge-offs	(2,958)	(1,349)
Ending balance	$4,565	$3,873

NOTE 4 - OTHER CURRENT ASSETS

Composition of other current assets, grouped by major classifications, is as follows:

	June 30,	December 31,
	2023	2022
Prepaid expenses	$15,690	$12,155
Income receivable	7,520	11,162
Prepaid income taxes	11,849	7,671
Other	2,924	5,290
Total other current assets	$37,983	$36,278

NOTE 5 – PROPERTY, EQUIPMENT AND SOFTWARE

Composition of property, equipment and software, grouped by major classifications, is as follows:

	June 30,	December 31,
	2023	2022
Computers, software and peripheral equipment	$37,238	$34,328
Leasehold improvements	9,814	9,741
Furniture and office equipment	4,562	4,418
Property, equipment and software	51,614	48,487
Accumulated depreciation	(38,015)	(34,095)
Property, equipment and software, net	$13,599	$14,392

Depreciation expense for the three months ended June 30, 2023 and 2022 was $1,864 and $2,155, respectively, and $3,976 and $4,071 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 6 – INTANGIBLE ASSETS

Composition of intangible assets, grouped by major classifications, is as follows:

	June 30, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Internal use software	$95,168	$(44,702)	$50,466	$75,195	$(38,607)	$36,588
Developed technology	14,769	(7,316)	7,453	14,365	(5,509)	8,856
Intangible assets, net	$109,937	$(52,018)	$57,919	$89,560	$(44,116)	$45,444

PAYONEER GLOBAL INC.

NOTE 6 –INTANGIBLE ASSETS (continued):

Amortization expense for the three months ended June 30, 2023 and 2022 was $4,045 and $3,016 respectively, and $7,647 and $5,555 for the six months ended June 30, 2023 and 2022, respectively.

No impairment was recognized during the three months ended June 30, 2023. During the six months ended June 30, 2023, the Company recognized impairment of internal use of software in the amount of $32, as well as the $293 impairment of acquired intangibles described in Note 2(c). The impairment is presented under Depreciation and amortization expenses on our condensed consolidated statements of comprehensive income. No impairment was recognized during the three and six months ended June 30, 2022.

Expected future intangible asset amortization as of June 30, 2023, excluding capitalized internal use software of $26,626 not yet placed in service as of that date, was as follows:

Fiscal years
2023 (Excluding the six months ended June 30, 2023)	$7,700
2024	13,449
2025	8,972
2026	1,172
2027 and thereafter	—
Total	$31,293

NOTE 7 - OTHER PAYABLES

Composition of other payables, grouped by major classifications, is as follows:

	June 30,	December 31,
	2023	2022
Employee related compensation	$44,627	$64,464
Commissions payable	21,824	12,159
Accrued expenses	10,466	10,001
Lease liability	8,202	8,360
Income tax payable	10,977	—
Other	4,478	2,350
Total other payables	$100,574	$97,334

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

PAYONEER GLOBAL INC.

NOTE 8 – DEBT (continued):

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

The Company recorded expenses, included in transaction cost, in the total amount of $436 and $338 for the three months ended June 30, 2023 and 2022, respectively, and $857 and $658 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the outstanding associated balance was $15,639 with $142 of accrued expenses included in Other payables. As of December 31, 2022, the outstanding associated balance was $16,138 with $153 of accrued expenses included in Other payables.

The Warehouse Facility agreement includes certain affirmative and negative covenants that must be maintained by the Company and includes certain financial measures such as minimum tangible equity and minimum unrestricted cash at the Company level. As of June 30, 2023 and December 31, 2022, the Company was in compliance with all applicable covenants.

As of June 30, 2023 and December 31, 2022, the fair value of the debt approximates the book value due to the short time span between initiation and balance sheet date with the outstanding balance classified as Level 3 in the fair value leveling hierarchy as the inputs into the valuation are not observable.

NOTE 9 – OTHER LONG-TERM LIABILITIES

Composition of other long-term liabilities, grouped by major classifications, is as follows:

	June 30,	December 31,
	2023	2022
Reserves for uncertain tax positions	$25,284	$21,048
Long-term lease liabilities	3,821	6,514
Severance pay liabilities	2,116	2,252
Other	18	17
Total other long-term liabilities	$31,239	$29,831

NOTE 10 – WARRANTS AND SHAREHOLDERS’ EQUITY

Share Repurchase Program and Treasury Stock

On May 7, 2023, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80,000 of our common stock over a period of 24 months. The program is intended to offset the impact of dilution from the issuance of new shares as part of employee compensation programs.

Any share repurchases under this stock repurchase program may be made through open market transactions, privately negotiated transactions or other means including in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and total amount of repurchases is subject to business and market conditions and the Company’s discretion.

During the six months ended June 30, 2023, we repurchased approximately 4,201,025 shares of our common stock for approximately $19,725 at a weighted average cost of $4.68 per share. As of June 30, 2023, a total of approximately $60,275 remained available for future repurchases of our common stock under the program.

PAYONEER GLOBAL INC.

NOTE 10 – WARRANTS AND SHAREHOLDERS’ EQUITY (continued):

Warrants

The Company has publicly traded warrants that are exercisable for shares of the Company’s common stock. Warrants may only be exercised for a whole number of shares at an exercise price of $11.50. These warrants expire on June 25, 2026, or earlier, if redeemed. At June 30, 2023, there were 25,158,086 warrants outstanding with a corresponding liability valued at $12,580. The warrants are considered to be a Level 1 fair value measurement due to the observability of the inputs.

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

Warrant
Liability
Fair value as of December 31, 2022	$25,914
Change in fair value	(13,334)
Fair value as of June 30, 2023	$12,580

Fair value as of December 31, 2021	$59,877
Change in fair value	(44,027)
Fair value as of June 30, 2022	$15,850

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

PAYONEER GLOBAL INC.

NOTE 12 – REVENUE

The following table presents revenue recognized from contracts with customers as well as revenue from other sources, which consists of interest income:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue recognized at a point in time	$141,231	$135,063	$273,123	$261,006
Revenue recognized over time	10,210	9,634	20,274	19,790
Revenue from contracts with customers	151,441	144,697	293,397	280,796
Revenue from other sources	55,293	3,493	105,351	4,352
Total revenues	$206,734	$148,190	$398,748	$285,148

Based on the information provided to and reviewed by our Chief Operating Decision Maker (“CODM”), we believe that the nature, amount, timing, and uncertainty of our revenue and cash flows and how they are affected by economic factors are most appropriately depicted through our primary regional markets. The following table presents our revenue disaggregated by primary regional market, with revenues being attributed to the country (in the region) in which the billing address of the transacting customer is located, with the exception of global bank transfer revenues, where revenues are disaggregated based on the billing address of the transaction funds source.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Primary regional markets
Greater China[1]	$71,227	$46,785	$135,187	$89,826
Europe[2]	41,699	31,035	80,320	59,495
Asia-Pacific[2]	27,385	20,168	52,766	39,187
North America[3]	26,041	20,518	51,577	40,795
South Asia, Middle East and North Africa[2]	21,711	16,851	41,656	32,263
Latin America[2]	18,671	12,833	37,242	23,582
Total revenues	$206,734	$148,190	$398,748	$285,148

________________________________________

(1)Greater China is inclusive of mainland China, Hong Kong, Macao and Taiwan

(2)No single country included in any of these regions generated more than 10% of total revenue

(3)

The United States is our country of domicile. Of North America revenues, the US represents $24,995 and $18,528 during the three months ended June 30, 2023 and 2022, respectively, and $49,571 and $38,310 during the six months ended June 30, 2023 and 2022, respectively.

NOTE 13 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Bank and processor fees	$21,739	$20,889	$41,858	$40,804
Network fees	3,730	3,518	7,997	6,934
Chargebacks and operational losses	693	781	1,750	1,282
Card costs	404	441	872	872
Capital advance costs, net of recoveries	1,857	164	2,969	1,106
Other	74	419	132	789
Total transaction costs	$28,497	$26,212	$55,578	$51,787

PAYONEER GLOBAL INC.

NOTE 14 – STOCK-BASED COMPENSATION

Stock Options and RSUs

The following table summarizes the options to purchase shares of common stock activity under our equity incentive plans for the six months ended June 30, 2023:

Options
Outstanding at December 31, 2022	34,923,788
Granted	—
Exercised	(4,503,919)
Forfeited	(462,149)
Outstanding at June 30, 2023	29,957,720
Exercisable at June 30, 2023	26,775,173

The weighted average exercise price of the options outstanding as of June 30, 2023 was $2.12 per share.

The following table summarizes the RSUs activity under our equity incentive plans as of June 30, 2023:

Units
Outstanding December 31, 2022	25,853,581
Granted	14,986,204
Vested	(4,809,569)
Withhold to cover shares repurchased	(351,960)
Forfeited	(1,315,860)
Outstanding June 30, 2023	34,362,396

In the six months ended June 30, 2023, the Company granted 14,086,204 RSUs under the Company’s Omnibus Stock Incentive Plan, which are subject to time-vesting and continued service conditions. In the same period, the Company granted an additional 900,000 RSUs under the same Plan, which are subject to time-vesting and continued service conditions as well as stock performance targets.

On May 23, 2023, we started to withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock units under our employee equity incentive plans in the United States. During the three and six months ended June 30, 2023, we withheld 351,960 shares for $1,504. RSU vesting is shown net of this withholding on our condensed consolidated statements of shareholders’ equity and cash flows.

Employee Stock Purchase Plan

As of June 30, 2023, approximately 5,591,191 shares were reserved for future issuance under the Company’s Employee Stock Purchase Plan (“ESPP”). The fair value attributable to the ESPP was $1,688,215 as of May 15, 2023, the beginning of the current offering period, and was measured using the Monte Carlo model. The current offering period is expected to close November 15, 2023. The expense associated with the ESPP recognized during the three and six months ended June 30, 2023 was $860,471 and $1,901,735, respectively.

The impact on our results of operations of recording stock-based compensation expense under the Company’s equity incentive plans, including the ESPP, were as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Other operating expenses	$3,243	$2,606	$6,042	$5,663
Research and development expenses	3,599	2,387	6,982	4,600
Sales and marketing expenses	4,574	3,642	10,550	7,407
General and administrative expenses	4,757	3,255	9,526	7,128
Total stock-based compensation	$16,173	$11,890	$33,100	$24,798

PAYONEER GLOBAL INC.

NOTE 14 – STOCK-BASED COMPENSATION (continued):

Note that $878 and $271 in stock-based compensation awards were capitalized as part of internal-use software during the three months ended June 30, 2023 and 2022, respectively, and $1,740 and $488 were capitalized during the six months ended June 30, 2023 and 2022, respectively.

NOTE 15 - INCOME TAXES

The Company had an effective tax rate of 22% for the six months ended June 30, 2023, compared to an effective tax rate of 12% for the six months ended June 30, 2022. For the six months ended June 30, 2023, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was the result of foreign income taxed at different rates, including the provision for uncertain tax positions, as well as an increase in potential future tax benefits primarily related to share-based compensation and capitalized research and development, and the release of the valuation allowance on deferred tax assets in the United States.

The Company maintains a valuation allowance in jurisdictions where it is more likely than not that all or a portion of a deferred tax asset may not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings and the reversal of existing taxable temporary differences. During the period ended June 30, 2023, the Company recorded a release of $10,553 in respect of the valuation allowance applied on deferred tax assets recorded in the United States.

We maintain a full valuation allowance on our deferred tax assets in Germany, and maintain our previous conclusion that a valuation allowance on deferred tax assets in Israel is not necessary.

NOTE 16 – NET EARNINGS PER SHARE

The Company’s basic net earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. The diluted net earnings per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net earnings per share is the same as basic net earnings per share in periods when the effects of potentially dilutive shares of common shares are anti-dilutive.

Basic and diluted net earnings per share attributable to common stockholders were calculated as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands, except share and per share data)
Numerator:
Net income	$45,549	$4,422	$53,487	$24,633
Denominator:
Weighted average common shares outstanding —
Basic	365,000,974	345,522,076	364,260,883	345,831,177
Add:
Dilutive impact of RSUs, ESPP and options to purchase common stock	21,928,779	19,844,013	27,584,186	22,541,797
Dilutive impact of private Warrants	693,926	647,607	727,406	674,653
Weighted average common shares – diluted	387,623,679	366,013,696	392,572,475	369,047,627
Net income per share attributable to common stockholders — Basic earnings per share	$0.12	$0.01	$0.15	$0.07
Diluted earnings per share	$0.12	$0.01	$0.14	$0.07

PAYONEER GLOBAL INC.

NOTE 16 – NET EARNINGS PER SHARE (continued):

Note that 25,158,125 Public Warrants, 1,500,000 RSUs with market conditions, 30,000,000 Earn-Out Shares (as that term is defined in the Agreement and Plan of Reorganization dated February 3, 2021 (as amended) with FTAC Olympus Acquisition Corp.), 726,620 options to purchase common stock, and ESPP shares to be issued under the May 15, 2023 offering period have been excluded from the computation of diluted net earnings per share for the three and six month periods ended June 30, 2023 as their effect was antidilutive, conditions were not met or they were not in the money as of the end of the reporting period. In the three months ended June 30, 2022, 25,158,125 Public Warrants and 30,000,000 Earn-Out Shares were excluded for the same reason.

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

NOTE 18 – SUBSEQUENT EVENTS

On July 10, 2023, the Company announced a plan to reduce its workforce by approximately 9% of the Company’s current total headcount (the “Plan”). The Company expects that the implementation of the Plan will be substantially completed by the end of the third quarter of 2023. The Plan is expected to enhance productivity and efficiency and streamline the Company’s organizational structure to better align operations with its growth objectives. The Company intends to reinvest some savings from the Plan into future growth initiatives, and to continue hiring for roles essential to those initiatives in areas such as research and development. Decisions regarding the elimination of positions are subject to local law in the various jurisdictions in which the Company employs its teams.

The Company estimates that it will incur charges of approximately $5 million in connection with the Plan, which are expected to be incurred in the third quarter of 2023. These expected costs are primarily related to cash expenditures for severance payments and payroll taxes.

On August 2, 2023, Payoneer Inc. and Payoneer Research & Development Ltd., wholly owned subsidiaries of the Company, purchased certain assets and Intellectual Property (IP) of Spott Incredibles Technologies Ltd. (“Spott”) for a total consideration of $3.6 million as well as $0.4 million of future payments contingent on Spott’s former employees continued employment with Payoneer Research & Development Ltd. Spott’s IP provides real-time e-commerce data and analytics for more informed and faster business decision-making.

In addition, a member of the Board of Directors of the Company has an indirect interest within Spott and serves on its board. The Company evaluated the relationship and determined that the acquisition represents a related party transaction that has been entered into in the ordinary course of business. As such, the acquisition was reviewed and approved in accordance with the Company’s related party transaction approval process, and it was concluded that the terms represent a transaction conducted at arm’s length.

On August 7, 2023, Payoneer (Guangzhou) Commerce Services Co., Ltd. (“Payoneer Guangzhou”), a wholly owned subsidiary of the Company, entered into an agreement with a non-bank payments institution, (the “Licenseholder”) that offers pay-out and mobile payments solutions to merchants in the People’s Republic of China and holds a Payment Business License issued by the People’s Bank of China (the “License” and the “PBoC”, respectively).

Pursuant to the terms of the agreement, Payoneer Guangzhou seeks to purchase the Licenseholder, and agreed to place approximately $4 million in escrow within 10 business days of signing the agreement, such escrow representing a small portion of the agreed upon consideration for the purchase. In the event of termination of the agreement, such escrow amount will be returned to Payoneer Guangzhou, and in the event of a successful transaction, it will be applied to the full purchase price. The closing of the acquisition is subject to customary closing conditions and termination provisions provided for in the agreement, as well as, governmental registrations and approvals, including the approval of the Transaction by the PBoC, and timing is uncertain.

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

Our customers have trusted the Payoneer platform to process $15.8 billion and $14.6 billion in volume during the three months ended June 30, 2023 and 2022, respectively, and $31.5 billion and $29.3 billion in volume during the six months ended June 30, 2023 and 2022, respectively.

Looking forward, we intend to continue to invest actively to enhance our global platform, deliver new products, extend our regulatory footprint, further automate our operations, increase new customer growth and make more acquisitions to accelerate our ability to deliver more value to customers around the world.

PAYONEER GLOBAL INC.

Key Developments and Trends

Impact of the war in Ukraine

During 2022, a geopolitical and armed conflict between Ukraine and Russia, which developed into an ongoing war, resulted in economic sanctions on Russia, Belarus, and certain territories in Ukraine. Payoneer provides services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We have developed and implemented a robust transaction monitoring program designed to comply with imposed sanctions and to monitor the impact the conflict may have on our results of operations. During 2022, we ceased to provide services to customers in Russia and have been reducing our payment services to Belarus customers, while at the same time revenues in Ukraine have remained relatively stable. For the three and six months ended June 30, 2023, Ukraine and Belarus, combined, accounted for less than 10% of our revenue, of which Belarus accounted for less than 1% of our revenue. Further escalation of the conflict may have a material effect on our results of operations.

Macroeconomic Conditions

Macroeconomic conditions, such as rising interest rates, inflation, the continued impact of COVID-19, the ongoing war in Ukraine, and disruptions in the banking sector, may affect our results of operations. For example, during 2022, and in response to rising inflation, the U.S. Federal Reserve raised the benchmark interest rate by 425 basis points, with an additional 100 basis point increase so far in 2023. This contributed to an increase in interest income earned on our customer balances. U.S. and global inflation rates have remained elevated and the Federal Reserve, as well as other central banks, have continued to raise interest rates. Higher interest rates positively impact our interest income revenues associated with underlying customer accounts. However, a prolonged period of high interest rates is likely to slow economic growth, and business and consumer spend globally which may negatively impact the volumes processed on our platform. There remains a great deal of uncertainty related to the ongoing trajectory of U.S. interest rate policy, the likely impact of monetary tightening globally and the degree to which the global economy could be impacted. In addition, while we have commercial arrangements with multiple banks globally, we have not been materially affected by the recent volatility and uncertainty in the banking sector.

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

During the three months ended June 30, 2023, we repurchased approximately 4,201,025 shares of our common stock for approximately $19.7 million at a weighted average cost of $4.68 per share. As of June 30, 2023, a total of approximately $60.3 million remained available for future repurchases of our common stock under the program.

Workforce Reduction Plan

On July 10, 2023, the Company announced a plan to reduce its workforce by approximately 9% of the Company’s current total headcount (the “Plan”). The Company expects that the implementation of the Plan will be substantially completed by the end of the third quarter of 2023. The Plan is expected to enhance productivity and efficiency and streamline the Company’s organizational structure to better align operations with its growth objectives. The Company intends to reinvest some savings from the Plan into future growth initiatives, and to continue hiring for roles essential to those initiatives in areas such as research and development. Decisions regarding the elimination of positions are subject to local law in the various jurisdictions in which the Company employs its teams.

The Company estimates that it will incur charges of approximately $5 million in connection with the Plan, which are expected to be incurred in the third quarter of 2023. These expected costs are primarily related to cash expenditures for severance payments and payroll taxes.

Additionally, the Company expects an annualized future benefit to its operating expenses of approximately $20 million in connection with the Plan.

PAYONEER GLOBAL INC.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods in our condensed consolidated financial statements. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related Notes included within this Quarterly Report on Form 10-Q.

	Three months ended			Six months ended
	June 30,		Increase/	June 30,		Increase/
	2023	2022	(Decrease)	2023	2022	(Decrease)

	(in thousands except percentages)
Revenues	$206,734	$148,190	40%	$398,748	$285,148	40%
Transaction costs	28,497	26,212	9%	55,578	51,787	7%
Other operating expenses	40,527	35,392	15%	80,622	70,151	15%
Research and development expenses	27,995	26,607	5%	57,275	52,522	9%
Sales and marketing expenses	48,402	36,820	31%	96,228	71,289	35%
General and administrative expenses	22,012	20,192	9%	48,693	38,320	27%
Depreciation and amortization	5,909	5,171	14%	11,948	9,626	24%
Total operating expenses	173,342	150,394	15%	350,344	293,695	19%
Operating income (loss)	33,392	(2,204)	** %	48,404	(8,547)	** %
Financial income (expense):
Gain from change in fair value of Warrants	13,586	12,831	6%	13,334	44,027	** %
Other financial income (expense), net	4,318	(4,824)	** %	6,668	(7,519)	** %
Financial income, net	17,904	8,007	124%	20,002	36,508	** %
Income before taxes on income and share in gains (losses) of associated company	51,296	5,803	** %	68,406	27,961	145%
Taxes on income	5,747	1,374	** %	14,919	3,341	** %
Share in gains (losses) of associated company	—	(7)	** %	—	13	** %
Net income	$45,549	$4,422	** %	$53,487	$24,633	117%

**Not meaningful

Revenues

Revenues were $206.7 million and $398.7 million for the three and six months ended June 30, 2023, an increase of $58.5 million and $113.6 million, or 40% in both periods, compared to the prior-year period, driven mainly by an increase of $51.8 million in interest income resulting from an increase in customer balances held on our platform as well as rising interest rates. The remaining increase was driven by a combination of growth in the number of customers on our platform, growth in several high value regions, and continued adoption of our high value services.

Transaction costs

Transaction costs were $28.5 million for the three months ended June 30, 2023, an increase of $2.3 million, or 9%, compared to the prior-year period, primarily due to an increase in capital advance costs of $1.7 million driven by an increase in losses recognized. Excluding this driver, transaction costs increased by $0.6 million or 2%, while volume increased by 8% as compared to the prior-year period. Transaction costs grew at a lower rate than volume due to improved commercial terms, internal platform optimizations, and cost structure benefits from increased transaction volumes.

Transaction costs were $55.6 million for the six months ended June 30, 2023, an increase of $3.8 million, or 7%, compared to the prior-year period, primarily due to an increase of $1.9 million in capital advance costs, $1.1 million in bank and processor fees, and $1.1 million in network fees.

Other operating expenses

Other operating expenses were $40.5 million for the three months ended June 30, 2023, an increase of $5.1 million, or 15%, compared to the prior-year period, driven by an increase of $3.6 million in third-party contract and consulting expenses, $2.2 million in employee compensation, benefits and other employee-related expenses, mainly as a result of an increase in employee headcount, and an increase of $1.5 million in information technology expenses.

PAYONEER GLOBAL INC.

Other operating expenses were $80.6 million for the six months ended June 30, 2023, an increase of $10.5 million, or 15%, compared to the prior-year period, driven by an increase of $6.9 million in third-party contract and consulting expenses, $2.6 million in employee compensation, benefits and other employee-related expenses, mainly as a result of an increase in employee headcount, and an increase of $2.6 million in information technology expenses.

Research and development expenses

Research and development expenses were $28.0 million for the three months ended June 30, 2023, an increase of $1.4 million, or 5%, compared to the prior-year period, driven by an increase of $0.9 million in information technology expenses and $0.6 million in employee compensation, benefits and other employee-related expenses, mainly as a result of an increase in employee headcount in our research and development groups, which was partially offset by an increase in capitalization due to shifting of resources towards new investments in our platform.

Research and development expenses were $57.3 million for the six months ended June 30, 2023, an increase of $4.8 million, or 9%, compared to the prior-year period, driven by an increase of $2.8 million in employee compensation, benefits and other employee-related expenses, mainly as a result of an increase in employee headcount in our research and development groups, which was partially offset by an increase in capitalization due to shifting of resources towards new investments in our platform. Additional increases include $1.3 million in information technology expenses and $0.6 million in third-party contractor expenses.

Sales and marketing expenses

Sales and marketing expenses were $48.4 million for the three months ended June 30, 2023, an increase of $11.6 million, or 31%, compared to the prior-year period, driven by an increase of $4.6 million in third-party commissions, $3.7 million in employee compensation, benefits and other employee-related expenses, mainly as a result of an increase in employee headcount in our sales and marketing groups, an increase of $1.3 million in third-party contractor expenses, and increased spend of $1.6 million on marketing programs.

Sales and marketing expenses were $96.2 million for the six months ended June 30, 2023, an increase of $24.9 million, or 35%, compared to the prior-year period, driven by an increase of $10.6 million in employee compensation, benefits and other employee-related expenses, mainly as a result of an increase in employee headcount in our sales and marketing groups, an increase of $9.0 million in third-party commissions, increased spend of $2.6 million on marketing programs, and an increase of $2.5 million in third-party contractor and consultant expenses.

General and administrative expenses

General and administrative expenses were $22.0 million for the three months ended June 30, 2023, an increase of $1.8 million, or 9%, compared to the prior-year period, driven by an increase of $2.1 million in employee compensation, benefits and other employee-related expenses, mainly as a result of an increase in employee headcount.

General and administrative expenses were $48.7 million for the six months ended June 30, 2023, an increase of $10.4 million, or 27%, compared to the prior-year period, driven by an increase of $7 million in employee compensation, benefits and other employee-related expenses, mainly as a result of an increase in employee headcount, and an increase of $1.5 million in taxes and fees.

Depreciation and amortization expenses

Depreciation and amortization expenses were $5.9 million and $11.9 million for the three and six months ended June 30, 2023, an increase of $0.7 million and $2.3 million, or 14% and 24%, respectively, compared to the prior-year period, driven by an increase in amortization of internal use of software.

Financial income and expense, net

Financial income, net was $17.9 million for the three months ended June 30, 2023, an increase of $9.9 million, or 124%, compared to the prior-year period, driven by an increase of $5.3 million from revaluation of foreign currency balances, an increase of $3.8 million in interest income on corporate cash balances and a $0.8 million higher gain related to the change in fair value of warrants.

PAYONEER GLOBAL INC.

Financial income, net was $20.0 million for the six months ended June 30, 2023, a decrease of $16.5 million, or 45%, compared to the prior-year period, which benefitted from a gain related to the change in fair value of warrants that was $30.7 million higher than in the current period. This was partially offset by an increase of $7.6 million in interest income on corporate cash balances and an increase of $6.1 million from revaluation of foreign currency balances.

Income tax

Income tax expense was $5.7 million and $14.9 million for the three and six months ended June 30, 2023, an increase of $4.4 million and $11.6 million, or 318% and 347%, respectively, compared to the prior-year period, driven by an increase in the Company’s US federal and state income tax liabilities of $14.8 million and $19.5 million for the three and six months ended June 30, 2023, respectively. These increases were primarily driven by increased profitability in the US, including non-deductible permanent and temporary differences. Taxes associated with our foreign subsidiaries of $0.2 million and $2.7 million in the three and six months ended June 30, 2023, respectively, resulted in an additional increase to current period tax expense. These increases were offset by a deferred tax benefit from the release of the valuation allowance on deferred tax assets in the United States of $10.6 million for both the three and six months ended June 30, 2023.

Liquidity and Capital Resources

The following discussion of our liquidity and capital resources is based on the financial information derived from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We believe our existing cash and cash equivalents and cash flows from operating activities will be sufficient to meet our operating working capital, share repurchase and capital expenditure requirements for at least the next twelve months. Our future financing requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform and the ongoing expansion needs of sales and marketing activities. We have in the past and may in the future enter into agreements with third parties with respect to investments in, or acquisitions of, businesses or technologies, which could also require us to seek additional equity or debt financing.

Sources of Liquidity

As of June 30, 2023, we had $581.1 million of cash and cash equivalents.

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

As of June 30, 2023, the LIBOR rate has ceased to be provided by the ICE Benchmark Administration. As such, beginning July 1, 2023, the sum of the Daily Simple SOFR and 0.26161% will be used as an alternative benchmark pursuant to the terms of the Warehouse Facility.

The Warehouse Facility is secured by eligible capital advance receivables at an initial rate of 80% of the total value of the underlying capital advance receivable outstanding. We are subject to financial covenants including minimum tangible equity, solvency and unrestricted cash requirements that are assessed based on our consolidated financial statements.

PAYONEER GLOBAL INC.

Current and Future Cash Requirements

On May 7, 2023, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80 million of our common stock over a period of 24 months. During the three months ended June 30, 2023, we repurchased approximately 4,201,025 shares of our common stock for approximately $19.7 million, of which $2.6 million was not yet paid in cash at period end. As of June 30, 2023, a total of approximately $60.3 million remained available for future repurchases of our common stock under the program.

Cash Flows

The following table presents a summary of cash flows from operating, investing, and financing activities for the following comparative periods.

	Six months ended June 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$59,919	$28,874
Net cash used in investing activities	(63,453)	(34,523)
Net cash provided by (used in) financing activities	(315,444)	751,803
Effect of exchange rate changes on cash and cash equivalents	705	(2,491)
Change in cash, cash equivalents, restricted cash and customer funds	$(318,273)	$743,663

Operating Activities

Net cash provided by operating activities was $59.9 million for the six months ended June 30, 2023, an increase of $31.0 million compared to $28.9 million for the six months ended June 30, 2022.

For the six months ended June 30, 2023, the Company had $53.5 million of net income, which includes non-cash expenses of $33.1 million related to stock-based compensation and $11.9 million related to depreciation and amortization, as well as non-cash gains of $13.3 million related to change in fair value of warrants and non-cash deferred tax benefit of $9.8 million, primarily related to the release of our valuation allowance in the United States. Net income was also adjusted for changes in current assets and liabilities, including outflows of $13.2 million related to trade payables, $5.3 million related to other payables, and $3.1 million related to capital advances. These outflows were offset by inflows of $5.1 million related to operating lease right-of-use assets and $1.0 million related to miscellaneous items.

For the six months ended June 30, 2022, the Company had $24.6 million of net income, which includes non-cash expenses of $25.3 million related to stock-based compensation and $9.6 million related to depreciation and amortization, and non-cash gains of $44.0 million related to change in fair value of warrants. Net income was also adjusted for changes in current assets and liabilities, including net inflows of $12.6 million related to capital advances and $9.5 million related to trade payables. Other miscellaneous net outflows amounted to $8.7 million for the period.

Investing Activities

Net cash used in investing activities was $63.5 million for the six months ended June 30, 2023, a change of $28.9 million compared to net cash used in investing activities of $34.5 million for the six months ended June 30, 2022.

This change was predominantly related to an increase of $32.0 million in the balance of customer funds in transit in the current year compared to the previous year, partially offset by a cash inflow of $6.0 million related to our acquisition of the remaining interest in a joint venture, as described in Note 2(c) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Financing Activities

Net cash used in financing activities was $315.4 million for the six months ended June 30, 2023, a change of $1,067.2 million compared to net cash provided by financing activities of $751.8 million for the six months ended June 30, 2022. Current period cash used in financing activities primarily reflects a decline in customer balances, while cash provided by financing activities in the prior period reflects an increase in customer balances. Additionally, approximately $17.1 million was used in the current period to finance our share repurchase program which began during the three months ended June 30, 2023.

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in millions)
Volume	$15,788	$14,635	$31,524	$29,255

Volume grew 8% for both the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively, driven by a combination of continued customer acquisition, a rebound in travel spending, and growth in some of our large digital commerce marketplaces.

Revenue

We generate revenues mainly from transaction fees, which vary based on the type of service the customer utilizes. Transaction fee revenue principally consists of fees for withdrawals and usage. In addition, the Company generates revenue from non-volume-based products and services which are based on a fixed fee. We believe that Revenue demonstrates our ability to monetize volume activity on our platform. Our revenues can be impacted by the following:

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

PAYONEER GLOBAL INC.

Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Net income	$45,549	$4,422	$53,487	$24,633
Depreciation and amortization	5,909	5,171	11,948	9,626
Taxes on income	5,747	1,374	14,919	3,341
Other financial (income) expense, net	(4,318)	4,824	(6,668)	7,519
EBITDA	52,887	15,791	73,686	45,119
Stock based compensation expenses(1)	16,173	11,890	33,100	24,798
Share in loss (gain) of associated company	—	7	—	(13)
M&A related expense (income)(2)	498	(116)	1,272	(735)
Gain from change in fair value of Warrants(3)	(13,586)	(12,831)	(13,334)	(44,027)
Adjusted EBITDA	$55,972	$14,741	$94,724	$25,142

(1) Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.

(2) Amounts for the three and six months ended June 30, 2023 relate to M&A-related third-party fees, including related legal, consulting and other expenditures. Amounts for the three and six months ended June 30, 2022 relate to a non-recurring fair value adjustment of a liability related to our 2020 acquisition of optile.

(3) Changes in the estimated fair value of the warrants are recognized as gain or loss on the condensed consolidated statements of comprehensive income. The impact is removed from EBITDA as it represents market conditions that are not in control of the Company.

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. As described in Note 15 to our financial statements included within this Quarterly Report on Form 10-Q, the Company released its valuation allowance of its US operations in the three months ended June 30, 2023. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below.

We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

With the exception of the updates previously described, there have been no updates to our critical accounting policies and estimates in the six months ended June 30, 2023. For more information, see “Payoneer Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K filed with the SEC on February 28, 2023.

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

Interest Rate Sensitivity

Our cash and cash equivalents as well as customer funds as of June 30, 2023, were held in cash deposits and money market funds. The fair value of our cash and cash equivalents as well as customer funds would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. However, a hypothetical 1% increase or decrease in interest rates could have a material effect on our revenues and earnings.

PAYONEER GLOBAL INC.

Any future borrowings incurred under our Warehouse Facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above), not to exceed 10.5% per annum for all outstanding balances.

Foreign Currency Risk

While most of our revenue is earned in U.S. dollars, our foreign currency exposure includes currencies of the countries in which our operations are located as well as currencies in which our customer funds are held and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Japanese Yen, Vietnamese Dong, Chinese Yuan, Australian Dollar, Canadian Dollar, New Zealand Dollar, Thai Baht, New Israeli Shekel, United Arab Emirates Dirham, Indian Rupee, Bangladeshi Taka, Indonesian Rupiah, Mexican Peso, Pakistani Rupee, Singapore Dollar and Hong Kong Dollar. A hypothetical 10% increase or decrease in current exchange rates could have a material impact on our financial results.

In addition, some of our services include the opportunity for Payoneer to generate revenues from foreign exchange transactions as part of the payment delivery process. Our ability to generate such revenues is partially dependent on external factors such as market conditions, applicable regulations and our ability to negotiate with third party financial institutions. The impact of these efforts to optimize foreign exchange can be material to revenues and earnings.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PAYONEER GLOBAL INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are a party to various litigation matters incidental to the conduct of our business. Refer to Note 11 (Commitments and Contingencies) to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A total of 607,010 options to purchase common stock of the Company were exercised by a former shareholder during the quarterly period ended June 30, 2023, pursuant to an options agreement with such shareholder in connection with the service on the board of a former director. The above options exercise price was $0.54 per share, and we received proceeds in the amount of $327,785 from the issuance. The issuance of the securities described in this paragraph was made in reliance upon the exemption from registration requirements pursuant to Section 4(a)(2) of the Securities Act.

Share Repurchase Activities

The following table provides information with respect to repurchases made by the Company during the three months ended June 30, 2023. All repurchases listed below were made in the open market.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Progreams[2]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[2]
April 1, 2023 - April 30, 2023	-	-	-	-
May 1, 2023 - May 31, 2023	147,446	$4.24	147,446	$79,374,648
June 1, 2023 - June 30, 2023	4,053,579	$4.69	4,053,579	$60,348,786
Total	4,201,025		4,201,025

________________________________________

(1) No shares were repurchased other than through a publicly announced plan or program.

(2) On May 7, 2023, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80 million of our common stock over a period of 24 months. Any share repurchases under this stock repurchase program may be made through open market transactions, privately negotiated transactions or other means including in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The timing and total amount of repurchases is subject to business and market conditions and the Company’s discretion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PAYONEER GLOBAL INC.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2023, certain of our officers and directors adopted trading arrangements for the sale of shares of our common stock as follows:

			Plans
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Number of Shares to be Sold	Expiration
Avi Zeevi, Director	Adoption	May 12, 2023	X		300,000	February 28, 2024
Scott Galit, Director	Adoption	May 12, 2023	X		(1)	March 10, 2024
Bea Ordonez, Chief Financial Officer	Adoption	June 13, 2023	X		167,000	December 15, 2024
Tsafi Goldman, Chief Legal & Regulatory Officer	Adoption	June 15, 2023	X		(2)	February 29, 2024

________________________________________

*Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

**Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

(1) Under this trading arrangement, common stock will be sold in amounts which represent the net amount of shares remaining following a withholding of shares to cover tax obligations upon the vesting of restricted stock units on various dates throughout the plan. The number of net shares to be sold to accomplish this purpose cannot be reliably determined at this time, as it will depend upon the share price on the vest date.

(2) Under this trading arrangement, 62,500 shares of common stock will be sold. In addition, common stock will be sold in amounts which represent varying rates of the net amount of shares remaining following a withholding of shares to cover tax obligations upon the vesting of restricted stock units on various dates throughout the plan. The number of net shares to be sold to accomplish this purpose cannot be reliably determined at this time, as it will depend upon the share price on the vest date.

On May 23, 2023, we started to withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock units under our employee equity incentive plans in the United States. The above-described mechanism was mandated by the Company and replaced the mechanism which applied previously to such employees (including Scott Galit, Tsafi Goldman and Itai Perry), where shares were sold to cover the employee’s tax obligation arising from settlement of vested restricted stock units.

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

Date: August 8th, 2023