Form 10-Q
period 2023-09-30
Payoneer Global Inc.
filed 2023-11-08
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

As of November 1, 2023, the registrant had 361,808,469 shares of common stock outstanding.

Payoneer Global Inc.

Form 10-Q

For the Period Ended September 30, 2023

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

The forward-looking statements are based on the current expectations of Payoneer’s management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: (1) changes in applicable laws or regulations; (2) the possibility that Payoneer may be adversely affected by geopolitical events and conflicts, such as the current conflict between Israel and Hamas, and other economic, business and/or competitive factors; (3) Payoneer’s estimates of its financial performance; (4) the outcome of any known and/or unknown legal or regulatory proceedings; and (5) other factors, described under the heading “Risk Factors” discussed and identified in public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by Payoneer.

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

PART I. FINANCIAL INFORMATION

PAYONEER GLOBAL INC.

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2023

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	September 30,	December 31,
	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$590,565	$543,299
Restricted cash	2,872	2,882
Customer funds	5,370,466	5,838,612
Accounts receivable (net of allowance of $618 at September 30, 2023 and $246 at December 31, 2022)	5,970	12,878
Capital advance receivables (net of allowance of $4,910 at September 30, 2023 and $5,311 at December 31, 2022)	49,156	37,155
Other current assets	42,253	36,278
Total current assets	6,061,282	6,471,104
Non-current assets:
Property, equipment and software, net	13,733	14,392
Goodwill	19,889	19,889
Intangible assets, net	70,872	45,444
Restricted cash	6,518	4,848
Deferred taxes	16,193	4,169
Investment in associated company	—	6,429
Severance pay fund	944	1,095
Operating lease right-of-use assets	12,396	15,260
Other assets	15,931	12,021
Total assets	$6,217,758	$6,594,651
Liabilities and shareholders’ equity:
Current liabilities:
Trade payables	$35,587	$41,566
Outstanding operating balances	5,370,466	5,838,612
Other payables	104,759	97,334
Total current liabilities	5,510,812	5,977,512
Non-current liabilities:
Long-term debt from related party (refer to Notes 8 and 18 for further information)	15,801	16,138
Warrant liability	20,379	25,914
Other long-term liabilities	32,800	29,831
Total liabilities	5,579,792	6,049,395
Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at September 30, 2023 and December 31, 2022.	—	—
Common stock, $0.01 par value, 3,800,000,000 and 3,800,000,000 shares authorized; 365,953,562 and 352,842,025 shares issued and 359,014,445 and 352,842,025 shares outstanding at September 30, 2023 and December 31, 2022, respectively.	3,659	3,528
Treasury stock at cost, 6,939,117 and 0 shares as of September 30, 2023 and December 31, 2022, respectively.	(34,759)	—
Additional paid-in capital	711,459	650,433
Accumulated other comprehensive loss	(176)	(176)
Accumulated deficit	(42,217)	(108,529)
Total shareholders’ equity	637,966	545,256
Total liabilities and shareholders’ equity	$6,217,758	$6,594,651

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$208,035	$158,917	$606,783	$444,065

Transaction costs (Exclusive of depreciation and amortization shown separately below and inclusive of $437 and $384 in interest expense and fees associated with related party transactions during the three months ended September 30, 2023 and 2022, and $1,294 and $942 during the nine months ended September 30, 2023 and 2022, respectively; refer to Notes 8 and 18 for further information)	30,393	27,986	85,971	79,773
Other operating expenses (Exclusive of depreciation and amortization shown separately below)	40,301	37,744	120,923	107,895
Research and development expenses	26,950	29,617	84,225	82,139
Sales and marketing expenses	48,664	41,081	144,892	112,370
General and administrative expenses	25,112	21,693	73,805	60,013
Depreciation and amortization	7,116	5,899	19,064	15,525
Total operating expenses	178,536	164,020	528,880	457,715

Operating income (loss)	29,499	(5,103)	77,903	(13,650)

Financial income (expense):
Gain (loss) from change in fair value of Warrants	(7,799)	(15,095)	5,535	28,932
Other financial income (expense), net	1,137	(3,617)	7,805	(11,136)
Financial income (expense), net	(6,662)	(18,712)	13,340	17,796

Income (loss) before taxes on income and share in gains (losses) of associated company	22,837	(23,815)	91,243	4,146

Taxes on income	10,012	2,635	24,931	5,976

Share in gains (losses) of associated company	-	(2)	-	11

Net income (loss)	$12,825	$(26,452)	$66,312	$(1,819)

Other comprehensive loss, net of tax
Foreign currency translation adjustments	-	(1,658)	-	(4,516)
Other comprehensive loss, net of tax	-	(1,658)	-	(4,516)

Comprehensive income (loss)	$12,825	$(28,110)	$66,312	$(6,335)

Per Share Data
Net income (loss) per share attributable to common stockholders — Basic earnings (loss) per share	$0.04	$(0.08)	$0.18	$(0.01)
— Diluted earnings (loss) per share	$0.03	$(0.08)	$0.17	$(0.01)

Weighted average common shares outstanding — Basic	357,429,113	349,740,787	361,206,439	345,359,986
Weighted average common shares outstanding — Diluted	381,845,099	349,740,787	389,658,789	345,359,986

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated
					Additional	other
	Common Stock		Treasury Stock		paid-in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	loss	deficit	Total
Balance at June 30, 2023	363,252,231	$3,632	(4,201,025)	$(19,725)	$697,258	$(176)	$(55,042)	$625,947
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	2,701,331	27	—	—	(1,959)	—	—	(1,932)
Stock-based compensation	—	—	—	—	16,160	—	—	16,160
Common stock repurchased	—	—	(2,738,092)	(15,034)	—	—	—	(15,034)
Net income	—	—	—	—	—	—	12,825	12,825
Balance at September 30, 2023	365,953,562	$3,659	(6,939,117)	$(34,759)	$711,459	$(176)	$(42,217)	$637,966

Balance at June 30, 2022	346,439,294	$3,464	—	$—	$611,997	$(605)	$(71,926)	$542,930
Exercise of options and vested RSUs	3,754,393	38	—	—	3,935	—	—	3,973
Stock-based compensation	—	—	—	—	13,855	—	—	13,855
Other comprehensive loss, net of tax	—	—	—	—	—	(1,658)	—	(1,658)
Net loss	—	—	—	—	—	—	(26,452)	(26,452)
Balance at September 30, 2022	350,193,687	$3,502	—	$—	$629,787	$(2,263)	$(98,378)	$532,648

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated
					Additional	other
	Common Stock		Treasury Stock		paid-in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at December 31, 2022	352,842,025	$3,528	—	$—	$650,433	$(176)	$(108,529)	$545,256
Exercise of options, vested RSUs, and shares granted, net of taxes paid related to settlement of equity awards	12,079,103	121	—	—	6,399	—	—	6,520
Stock-based compensation	—	—	—	—	50,611	—	—	50,611
ESPP shares issued	1,032,434	10	—	—	4,016	—	—	4,026
Common stock repurchased	—	—	(6,939,117)	(34,759)	—	—	—	(34,759)
Net income	—	—	—	—	—	—	66,312	66,312
Balance at September 30, 2023	365,953,562	$3,659	(6,939,117)	$(34,759)	$711,459	$(176)	$(42,217)	$637,966

Balance at December 31, 2021	340,384,157	$3,404	—	$—	$575,470	$2,253	$(94,054)	$487,073
Adoption of ASC 326	—	—	—	—	—	—	(2,505)	(2,505)
Exercise of options and vested RSUs	9,809,530	98	—	—	15,185	—	—	15,283
Stock-based compensation	—	—	—	—	39,132	—	—	39,132
Other comprehensive loss, net of tax	—	—	—	—	—	(4,516)	—	(4,516)
Net loss	—	—	—	—	—	—	(1,819)	(1,819)
Balance at September 30, 2022	350,193,687	$3,502	—	$—	$629,787	$(2,263)	$(98,378)	$532,648

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Nine months ended
	September 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$66,312	$(1,819)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,064	15,525
Deferred taxes	(12,024)	820
Stock-based compensation expenses	48,429	39,132
Share in gains of associated company	—	(11)
Gain from change in fair value of Warrants	(5,535)	(28,932)
Foreign currency re-measurement loss	761	3,015
Changes in operating assets and liabilities:
Other current assets	(5,891)	(10,825)
Trade payables	(6,948)	8,753
Deferred revenue	1,206	(30)
Accounts receivable, net	6,908	(7,024)
Capital advance extended to customers	(207,075)	(145,424)
Capital advance collected from customers	195,074	163,266
Other payables	(880)	7,047
Other long-term liabilities	(1,429)	(7,250)
Operating lease right-of-use assets	7,262	7,862
Other assets	(3,906)	221
Net cash provided by operating activities	101,328	44,326

Cash Flows from Investing Activities
Purchase of property, equipment and software	(4,336)	(7,132)
Capitalization of internal use software	(25,322)	(10,209)
Related party asset acquisition (Refer to Notes 6 and 18 for further information)	(3,600)	—
Severance pay fund distributions, net	151	504
Customer funds in transit, net	(20,600)	2,895
Net cash inflow from acquisition of remaining interest in joint venture (Refer to Note 2(c) for further information)	5,953	—
Net cash used in investing activities	(47,754)	(13,942)

Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with stock-based compensation plan, net of taxes paid related to settlement of equity awards	10,159	15,283
Outstanding operating balances, net	(468,146)	638,370
Borrowings under related party facility (Refer to Notes 8 and 18 for further information)	19,309	22,464
Repayments under related party facility (Refer to Notes 8 and 18 for further information)	(19,646)	(20,382)
Common stock repurchased	(34,408)	—
Net cash provided by (used in) financing activities	(492,732)	655,735

Effect of exchange rate changes on cash and cash equivalents	(662)	(3,369)

Net change in cash, cash equivalents, restricted cash and customer funds	(439,820)	682,750
Cash, cash equivalents, restricted cash and customer funds at beginning of period	6,386,720	4,838,433
Cash, cash equivalents, restricted cash and customer funds at end of period	$5,946,900	$5,521,183
Supplemental information of investing and financing activities not involving cash flows:
Property, equipment, and software acquired but not paid	$1,078	$338
Internal use software capitalized but not paid	$12,119	$2,276
Common stock repurchased but not paid	$350	$—
Right of use assets obtained in exchange for new operating lease liabilities	$4,398	$13,415

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

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) – (CONTINUED)

U.S. DOLLARS IN THOUSANDS

The below table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2023	2022
Cash and cash equivalents	$590,565	$507,939
Current restricted cash	2,872	3,172
Non-current restricted cash	6,518	4,413
Customer funds(1)	5,346,945	5,005,659
Total cash, cash equivalents, restricted cash and customer funds shown in the condensed consolidated statements of cash flows	$5,946,900	$5,521,183

(1)Excludes $23,521 and $33,965 of customer funds in transit as of September 30, 2023 and 2022, respectively.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a.    Principles of consolidation, basis of presentation and accounting principles:

The accompanying condensed consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (hereafter – U.S. GAAP) and include the accounts of Payoneer Global Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Investments in an entity where the Company has the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, the Company’s share of the investee’s results of operations is shown within Share in gains and losses of associated company on the condensed consolidated statements of comprehensive income (loss) and its investment balance as an investment in associated company on the condensed consolidated balance sheets.

The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year. The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2022 but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto of Payoneer Global Inc. and its subsidiaries.

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

Consideration paid
Cash[1]	$7,961
Foreign exchange loss on payment[1]	(100)
Investment in associated company	6,429
Total	$14,290

Assets acquired
Cash and cash equivalents	$6,957
Short-term restricted deposits	6,957
Prepaid assets	24
Tax receivable	59
Intangible assets	293
Total	$14,290

Net cash inflow related to acquisition
Cash and cash equivalents and restricted deposits acquired	$13,914
Cash paid	(7,961)
Net cash inflow	$5,953

________________________________________

(1)	The underlying assets of the joint venture were previously valued in CNY. Due to a timing difference of payment date and acquisition agreement settlement date, $100 of foreign exchange loss was recognized at the time of payment through other financial income (expense), net on the condensed consolidated statements of comprehensive income (loss).

The Company acquired $59 in tax receivables which it does not expect to utilize. As such, these receivables were written-off subsequent to acquisition through general and administrative expenses in the condensed consolidated statements of comprehensive income (loss).

The Company also acquired $293 in intangible assets which were determined to have no use to the Company post-acquisition. As such, these assets were completely impaired through depreciation and amortization expenses in the condensed consolidated statements of comprehensive income (loss).

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

When and if treasury stock is reissued, the Company applies the average cost method to determine the value of the reissued shares, and to the extent that it remains in an accumulated deficit position, recognizes any related gain or loss in additional paid-in capital. When and if the Company’s accumulated deficit becomes a retained earnings balance, it will credit gains on reissuances to additional paid-in capital and offset losses against historical gains. Losses in excess of historical gains will be recognized against retained earnings.

Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

PAYONEER GLOBAL INC.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

f.    Recently issued accounting pronouncements:

Financial Accounting Standards Board (“FASB”) standards adopted during 2023

In 2020, the FASB issued amended guidance that provides transitional relief for the accounting impact of reference rate reform. For a limited duration, this guidance provides optional expedients and exceptions for applying GAAP to certain contract modifications, hedging relationships, and other transactions that will be impacted by a reference rate expected to be discontinued due to reference rate reform. As of July 1, 2023, the Warehouse Facility (as defined in Note 8 below) replaced LIBOR with the Secured Overnight Financing Rate ("SOFR") plus .26161% as its benchmark rate (see Note 8 for further discussion). Adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 – CAPITAL ADVANCE (“CA”) RECEIVABLES

The Company enters into transactions with pre-qualified sellers in which the Company purchases a designated amount of future receivables for an upfront cash purchase price.

During the nine months ended September 30, 2023 and 2022, the Company has purchased and collected the following principal amounts associated with CAs:

	Nine months ended
	September 30,
	2023	2022
Beginning CA receivables, gross	$42,466	$56,101
CA extended to customers	206,187	146,439
Change in revenue receivables	487	(129)
CA collected from customers	(191,157)	(163,395)
Charge-offs, net of recoveries	(3,917)	(2,059)
Ending CA receivables, gross	$54,066	$36,957
Allowance for CA losses	(4,910)	(3,629)
CA receivables, net	$49,156	$33,328

The outstanding gross balance at September 30, 2023 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
$54,066	50,683	1,627	895	376	485

The outstanding gross balance at December 31, 2022 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
$42,466	39,945	986	380	104	1,051

The following are current and overdue balances from above that are segregated into the timing of expected collections at September 30, 2023:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$54,066	3,383	11,014	12,763	19,182	7,724

The following are current and overdue balances from above that are segregated into the timing of expected collections at December 31, 2022:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$42,466	2,521	7,354	12,553	14,427	5,611

PAYONEER GLOBAL INC.

NOTE 3 – CAPITAL ADVANCE (“CA”) RECEIVABLES (continued):

As of September 30, 2023 and December 31, 2022, the Company applied a range of loss rates to the CA portfolio of 1.59% to 1.86% for the allowance for CA losses.

Below is a rollforward for the allowance for CA losses (“ALCAL”):

	Nine months ended
	September 30,
	2023	2022
Beginning balance	$5,311	$2,426
Adjustment for adoption of ASC 326	—	2,505
Provisions	3,649	1,584
Recoveries	(133)	(827)
Charge-offs	(3,917)	(2,059)
Ending balance	$4,910	$3,629

NOTE 4 - OTHER CURRENT ASSETS

Composition of other current assets, grouped by major classifications, is as follows:

	September 30,	December 31,
	2023	2022
Prepaid expenses	$18,657	$12,155
Income receivable	9,852	11,162
Prepaid income taxes	10,851	7,671
Other	2,893	5,290
Total other current assets	$42,253	$36,278

NOTE 5 – PROPERTY, EQUIPMENT AND SOFTWARE

Composition of property, equipment and software, grouped by major classifications, is as follows:

	September 30,	December 31,
	2023	2022
Computers, software and peripheral equipment	$36,562	$34,328
Leasehold improvements	9,911	9,741
Furniture and office equipment	4,679	4,418
Property, equipment and software	51,152	48,487
Accumulated depreciation	(37,419)	(34,095)
Property, equipment and software, net	$13,733	$14,392

Depreciation expense for the three months ended September 30, 2023 and 2022 was $1,984 and $2,082, respectively, and $5,960 and $6,153 for the nine months ended September 30, 2023 and 2022, respectively.

During the three months ended September 30, 2023, the Company retired computers, software, and peripheral equipment with a cost of $2,640 that were fully depreciated. No such retirement was recognized in the three or nine months ended September 30, 2022.

PAYONEER GLOBAL INC.

NOTE 6 – INTANGIBLE ASSETS

Composition of intangible assets, grouped by major classifications, is as follows:

	September 30, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Internal use software	$109,965	$(49,178)	$60,787	$75,195	$(38,607)	$36,588
Acquired developed technology	18,319	(8,234)	10,085	14,365	(5,509)	8,856
Intangible assets, net	$128,284	$(57,412)	$70,872	$89,560	$(44,116)	$45,444

On August 2, 2023, Payoneer Inc. and Payoneer Research & Development Ltd., wholly owned subsidiaries of the Company, purchased certain assets and intellectual property of Spott Incredibles Technologies Ltd. (“Spott”) for a total consideration of $3.6 million, and committed to $0.4 million of future payments contingent on Spott’s former employees’ continued employment with Payoneer Research & Development Ltd. Spott’s intellectual property provides real-time e-commerce data and analytics for more informed and faster business decision-making. Note that a member of the Board of Directors of the Company has an indirect interest within Spott and serves on its board – refer to Note 18 for related party considerations.

The Company determined that this transaction is an asset acquisition under ASC 805, Business Combinations, as substantially all of the fair value of the gross assets of Spott are concentrated in a group of similar intangible assets. The intangible assets will be amortized over a period of three years.

Amortization expense for the three months ended September 30, 2023 and 2022 was $5,133 and $3,203 respectively, and $12,780 and $8,758 for the nine months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023, the Company recognized $293 in impairment of acquired intangibles as described in Note 2(c), as well as an insignificant amount of additional impairment related to other intangible assets. The impairment is presented under Depreciation and amortization expenses on the condensed consolidated statements of comprehensive income (loss). During the three and nine months ended September 30, 2022, the Company recognized impairment of internal use of software in the amount of $614, due to the abandonment of specific projects.

Expected future intangible asset amortization as of September 30, 2023, excluding capitalized internal use software of $21,672 not yet placed in service as of that date, was as follows:

Fiscal years
2023 (Excluding the nine months ended September 30, 2023)	$7,087
2024	20,991
2025	15,982
2026	5,140
2027 and thereafter	—
Total	$49,200

PAYONEER GLOBAL INC.

NOTE 7 - OTHER PAYABLES

Composition of other payables, grouped by major classifications, is as follows:

	September 30,	December 31,
	2023	2022
Employee related compensation	$56,251	$64,464
Commissions payable	23,346	12,159
Accrued expenses	9,819	10,001
Lease liability	7,731	8,360
Income tax payable	4,704	—
Other	2,908	2,350
Total other payables	$104,759	$97,334

NOTE 8 – DEBT

On October 28, 2021, Payoneer Early Payments Inc. (“PEPI”), a wholly-owned second tier subsidiary of the Company and its subsidiary (the “Borrower”) entered into a Receivables and Loan Security Agreement (the “Warehouse Facility”) with Viola Credit VI, L.P. (currently known as Viola Credit ALF II, L.P.), Viola Credit Alternative Lending FNX SPV, L.P. (the “Lenders”) and Viola Credit Alternative Lending Management 2018 L.P. (collectively, the “Parties”) for the purpose of external financing of Capital Advance activity. The Company notes that the Lenders are related parties through the Company’s Board of Directors’ chairman’s ownership interest in the Lenders. Refer to Note 18 for further information regarding related party considerations.

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

The Warehouse Facility agreement stipulates a borrowing base calculated at an advance rate of 80% out of the eligible portfolio outstanding receivables balance.

As of July 1, 2023, the Warehouse Facility bears interest at the sum of the Daily Simple SOFR and 0.26161% plus:

●	9.00% per annum if the commitment amount is $25,000;
●	7.75% per annum if the commitment amount is $50,000;
●	7.50% per annum if the commitment amount is $75,000;
●	7.00% per annum if the commitment amount is $100,000.

Prior to July 1, 2023, interest on the facility was calculated as the greater of 0.25% or LIBOR plus the additional percentage amounts per annum based on commitment amount noted above.

On June 8, 2022, the Warehouse Facility agreement was amended to create a condition that the total interest rate, calculated as the sum per above, shall not exceed 10.5% per annum for all outstanding balances.

The revolving period of the facility is 36 months from the closing date and the maturity date is 42 months from the date the Warehouse Facility agreement was entered into.

The Company recorded expenses, included in transaction costs, in the total amount of $437 and $384 for the three months ended September 30, 2023 and 2022, respectively, and $1,294 and $942 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the outstanding associated balance was $15,801 with $150 of accrued expenses included in Other payables. As of December 31, 2022, the outstanding associated balance was $16,138 with $153 of accrued expenses included in Other payables.

The Warehouse Facility agreement includes certain affirmative and negative covenants that must be maintained by the Company and includes certain financial measures such as minimum tangible equity and minimum unrestricted cash at the Company level. As of September 30, 2023 and December 31, 2022, the Company was in compliance with all applicable covenants.

PAYONEER GLOBAL INC.

NOTE 8 – DEBT (continued):

As of September 30, 2023 and December 31, 2022, the fair value of the debt approximates the book value due to the short time span between initiation and balance sheet date with the outstanding balance classified as Level 3 in the fair value leveling hierarchy as the inputs into the valuation are not observable.

NOTE 9 – OTHER LONG-TERM LIABILITIES

Composition of other long-term liabilities, grouped by major classifications, is as follows:

	September 30,	December 31,
	2023	2022
Reserves for uncertain tax positions	$26,006	$21,048
Long-term lease liabilities	4,025	6,514
Severance pay liabilities	2,751	2,252
Other	18	17
Total other long-term liabilities	$32,800	$29,831

NOTE 10 – RESTRUCTURING CHARGES

During the third quarter of 2023, the Company initiated a plan to reduce its workforce by approximately 9% (the “Plan”). The Plan is intended to enhance productivity and efficiency and streamline the Company’s organizational structure to better align operations with its growth objectives.

During the three and nine months ended September 30, 2023, the Company incurred costs of $4,488 related to severance and other employee termination benefits. The restructuring costs are recognized in the condensed consolidated statements of comprehensive income (loss) as follows:

Severance and other employee termination benefits
Other operating expenses	$623
Research and development expenses	1,559
Sales and marketing expenses	2,029
General and administrative expenses	277
Total	$4,488

The following table is a summary of the changes in the restructuring related liabilities, included within the employee related compensation category of the other payables liability on the condensed consolidated balance sheets, associated with the Plan (in thousands):

Balance as of June 30, 2023	$—
Restructuring charges accrued	4,488
Payments	(3,614)
Balance as of September 30, 2023	$874

K

NOTE 11 – WARRANTS AND SHAREHOLDERS’ EQUITY

Share Repurchase Program and Treasury Stock

On May 7, 2023, the Company’s Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80,000 of its common stock over a period of 24 months. The program is intended to offset the impact of dilution from the issuance of new shares as part of employee compensation programs.

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

PAYONEER GLOBAL INC.

NOTE 11 – WARRANTS AND SHAREHOLDERS’ EQUITY (continued):

During the three and nine months ended September 30, 2023, the Company repurchased approximately 2,738,092 and 6,939,117 shares of its common stock for approximately $15,034 and $34,759 at a weighted average cost of $5.47 and $4.99 per share, respectively. As of September 30, 2023, a total of approximately $45,379 remained available for future repurchases of the Company’s common stock under the program.

Warrants

The Company has publicly traded warrants that are exercisable for shares of the Company’s common stock. Warrants may only be exercised for a whole number of shares at an exercise price of $11.50. These warrants expire on June 25, 2026, or earlier, if redeemed. At September 30, 2023, there were 25,158,086 warrants outstanding with a corresponding liability valued at $20,379. The warrants are considered to be a Level 1 fair value measurement due to the observability of the inputs.

The warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging, and are presented within warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of comprehensive income (loss). The following table presents the changes in the fair value of warrant liabilities (Level 1):

Warrant
Liability
Fair value as of December 31, 2022	$25,914
Change in fair value	(5,535)
Fair value as of September 30, 2023	$20,379

Fair value as of December 31, 2021	$59,877
Change in fair value	(28,932)
Fair value as of September 30, 2022	$30,945

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company’s business is subject to various laws and regulations in the United States and other countries from where the Company operates. Any regulatory action, tax or legal challenge against the Company for noncompliance with any regulatory or legal requirement could result in significant fines, penalties, or other enforcement actions, increased costs of doing business through adverse judgment or settlement, reputational harm, the diversion of significant amounts of management time and operational resources, and could require changes in compliance requirements or impose limits on the Company’s ability to expand its product offerings, or otherwise harm or have a material adverse effect on the Company’s business. From time to time, the Company incurs insignificant fines and penalties in the ordinary course of business.

On September 28, 2021, the National Banking and Securities Commission (CNBV) and the Bank of Mexico revoked the banking license of a banking entity utilized by the Company due to the banking entity not meeting applicable capital requirements. As a result, the Company is unable to withdraw funds from the banking entity. The Company has reserved $2,250 for potential losses related to those funds above the recovered amount. The Company applied for and recovered the maximum statutory reimbursement through the deposit insurance provided by Mexican Institute for the Protection of Banking Services (IPAB), totaling $140. The Company has filed a claim in liquidation for the remaining funds; however, the percentage of the deposit that will be recovered in liquidation is not known at this time.

On August 7, 2023, Payoneer (Guangzhou) Commerce Services Co., Ltd. (“Payoneer Guangzhou”), a wholly owned subsidiary of the Company, entered into an agreement with a non-bank payments institution (the “Licenseholder”), that offers pay-out and mobile payments solutions to merchants in the People’s Republic of China and holds a Payment Business License issued by the People’s Bank of China (the “PBoC”).

PAYONEER GLOBAL INC.

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued):

Pursuant to the terms of the agreement, Payoneer Guangzhou seeks to purchase the Licenseholder, and placed approximately $4 million in escrow in October 2023, representing a small portion of the agreed upon consideration for the purchase. In the event of termination of the agreement, such escrow amount will be returned to Payoneer Guangzhou, and in the event of a successful transaction, it will be applied to the full purchase price. The closing of the acquisition is subject to customary closing conditions and termination provisions provided for in the agreement, as well as, governmental registrations and approvals, including the approval of the Transaction by the PBoC, and timing is uncertain.

From time to time, the Company is involved in other disputes or regulatory inquiries that arise in the ordinary course of business. These may include suits by its customers alleging, among other things, acting unfairly and/or not in conformity regarding pricing, rules or agreements, improper disclosure of the Company’s prices, rules, or policies or that the Company’s practices, prices, rules, policies, or customer agreements violate applicable law.

In addition to these types of disputes and regulatory inquiries, the operations of the Company are also subject to regulatory and/or legal review and/or challenges that tend to reflect the increasing global regulatory focus to which the industry in which the Company operates is subject and, when taken as a whole with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on the Company and may lead to increased costs and decreased transaction volume and revenue. Any claims or regulatory actions against the Company, whether meritorious or not, could be time consuming, result in costly litigation, settlement payments, damage awards (including statutory damages for certain causes of action in certain jurisdictions), fines, penalties, injunctive relief, or increased costs of doing business through adverse judgment or settlement, require the Company to change its business practices, require significant amounts of management time, result in the diversion of operational resources, or otherwise harm the business.

NOTE 13 – REVENUE

The following table presents revenue recognized from contracts with customers as well as revenue from other sources, which consists of interest income:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue recognized at a point in time	$144,665	$134,394	$417,788	$395,400
Revenue recognized over time	2,954	9,477	23,228	29,267
Revenue from contracts with customers	147,619	143,871	441,016	424,667
Revenue from other sources	60,416	15,046	165,767	19,398
Total revenues	$208,035	$158,917	$606,783	$444,065

PAYONEER GLOBAL INC.

NOTE 13 – REVENUE (continued):

Based on the information provided to and reviewed by the Company’s Chief Operating Decision Maker (“CODM”), the Company believes that the nature, amount, timing, and uncertainty of its revenue and cash flows and how they are affected by economic factors are most appropriately depicted through its primary regional markets. The following table presents the Company’s revenue disaggregated by primary regional market, with revenues being attributed to the country (in the region) in which the billing address of the transacting customer is located, with the exception of global bank transfer revenues, where revenues are disaggregated based on the billing address of the transaction funds source.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Primary regional markets
Greater China[1]	$72,513	$50,162	$207,700	$139,988
Europe[2]	42,378	33,019	122,698	92,516
Asia-Pacific[2]	29,145	21,570	81,911	60,757
North America[3]	22,358	21,843	73,935	62,637
South Asia, Middle East and North Africa[2]	22,181	17,809	63,837	50,072
Latin America[2]	19,460	14,514	56,702	38,095
Total revenues	$208,035	$158,917	$606,783	$444,065

________________________________________

(1)Greater China is inclusive of mainland China, Hong Kong, Macao and Taiwan

(2)No single country included in any of these regions generated more than 10% of total revenue

(3)

The United States is the Company’s country of domicile. Of North America revenues, the US represents $21,348 and $20,675 during the three months ended September 30, 2023 and 2022, respectively, and $70,919 and $58,985 during the nine months ended September 30, 2023 and 2022, respectively.

NOTE 14 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Bank and processor fees	$22,410	$21,365	$64,303	$62,169
Network fees	4,959	3,160	12,956	10,094
Chargebacks and operational losses	550	1,624	2,300	2,906
Card costs	575	526	1,447	1,398
Capital advance costs, net of recoveries	1,826	987	4,795	2,093
Other	73	324	170	1,113
Total transaction costs	$30,393	$27,986	$85,971	$79,773

NOTE 15 – STOCK-BASED COMPENSATION

Stock Options and RSUs

The following table summarizes the options to purchase shares of common stock activity under the Company’s equity incentive plans for the nine months ended September 30, 2023:

Options
Outstanding at December 31, 2022	34,923,788
Granted	—
Exercised	(5,783,739)
Forfeited	(571,598)
Outstanding at September 30, 2023	28,568,451
Exercisable at September 30, 2023	26,144,542

The weighted average exercise price of the options outstanding as of September 30, 2023 was $2.13 per share.

PAYONEER GLOBAL INC.

NOTE 15 – STOCK-BASED COMPENSATION (continued):

The following table summarizes the RSUs activity under the Company’s equity incentive plans as of September 30, 2023:

Units
Outstanding December 31, 2022	25,853,581
Granted	16,389,704
Vested	(6,231,080)
Withhold to cover shares repurchased	(823,274)
Forfeited	(2,847,718)
Outstanding September 30, 2023	32,341,213

In the nine months ended September 30, 2023, the Company granted 15,489,704 RSUs under the Company’s Omnibus Stock Incentive Plan, which are subject to time-vesting and continued service conditions. In the same period, the Company granted an additional 900,000 RSUs under the same Plan, which are subject to time-vesting, continued service conditions and stock performance targets.

In 2023, the Company started to withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock units under its employee equity incentive plans in the United States. During the three and nine months ended September 30, 2023, the Company withheld 471,314 and 823,274 shares for $2,753 and $4,257, respectively. RSU vesting is shown net of this withholding on the condensed consolidated statements of shareholders’ equity and cash flows.

Employee Stock Purchase Plan

As of September 30, 2023, approximately 5,591,191 shares were reserved for future issuance under the Company’s Employee Stock Purchase Plan (“ESPP”). The fair value attributable to the ESPP was $1,688 as of May 15, 2023, the beginning of the current offering period, and was measured using the Monte Carlo model. The current offering period is expected to close November 15, 2023.

The expense associated with the ESPP recognized during the three and nine months ended September 30, 2023 was $844 and $2,746, respectively.

The impact on the Company’s results of operations of recording stock-based compensation expense under the Company’s equity incentive plans, including the ESPP, were as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Other operating expenses	$3,368	$2,626	$9,410	$8,289
Research and development expenses	3,053	2,779	10,034	7,380
Sales and marketing expenses	4,163	3,656	14,712	11,062
General and administrative expenses	4,746	4,464	14,273	11,592
Total stock-based compensation	$15,330	$13,525	$48,429	$38,323

Note that $1,040 and $332 in stock-based compensation awards were capitalized as part of internal-use software during the three months ended September 30, 2023 and 2022, respectively, and $2,780 and $820 were capitalized during the nine months ended September 30, 2023 and 2022, respectively.

NOTE 16 - INCOME TAXES

The Company had an effective tax rate of 27.3% for the nine months ended September 30, 2023, compared to an effective tax rate of 144% for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was the result of foreign income taxed at different rates, including the provision for uncertain tax positions, an increase in nondeductible expenses such as share-based compensation, and the release of the valuation allowance on deferred tax assets in the United States.

PAYONEER GLOBAL INC.

NOTE 16 - INCOME TAXES (continued):

The Company maintains a valuation allowance in jurisdictions where it is more likely than not that all or a portion of a deferred tax asset may not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings and the reversal of existing taxable temporary differences. During the nine months ended September 30, 2023, the Company recorded a release of $10,553 in respect of the valuation allowance applied on deferred tax assets recorded in the United States.

The Company maintains a full valuation allowance on its deferred tax assets in Germany and maintains its previous conclusion that a valuation allowance on deferred tax assets in Israel is not necessary.

NOTE 17 – NET EARNINGS (LOSS) PER SHARE

The Company’s basic net earnings (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. The diluted net earnings (loss) per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net earnings (loss) per share is the same as basic net earnings (loss) per share in periods when the effects of potentially dilutive shares of common shares are anti-dilutive.

Basic and diluted net earnings (loss) per share attributable to common stockholders were calculated as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands, except share and per share data)
Numerator:
Net income (loss)	$12,825	$(26,452)	$66,312	$(1,819)
Denominator:
Weighted average common shares outstanding —
Basic	357,429,113	349,740,787	361,206,439	345,359,986
Add:
Dilutive impact of RSUs, ESPP and options to purchase common stock	23,678,424	—	27,721,456	—
Dilutive impact of private Warrants	737,562	—	730,894	—
Weighted average common shares – diluted	381,845,099	349,740,787	389,658,789	345,359,986
Net income (loss) per share attributable to common stockholders — Basic earnings (loss) per share	$0.04	$(0.08)	$0.18	$(0.01)
Diluted earnings (loss) per share	$0.03	$(0.08)	$0.17	$(0.01)

Note that 25,158,086 Public Warrants, 4,570,000 RSUs with market conditions, 30,000,000 Earn-Out Shares (as that term is defined in the Agreement and Plan of Reorganization dated February 3, 2021 (as amended) with FTAC Olympus Acquisition Corp.), 705,470 options to purchase common stock, and ESPP shares to be issued under the May 15, 2023 offering period have been excluded from the computation of diluted net earnings per share for the three and nine month periods ended September 30, 2023 as their effect was antidilutive, conditions were not met or they were not in the money as of the end of the reporting period. In the three and nine months ended September 30, 2022, 25,158,086 Public Warrants, 30,000,000 Earn-Out Shares, 30,228,328 and 31,006,169 options to purchase common stock, and 747,744 and 702,556 Private Warrants, respectively, were excluded for the same reason.

PAYONEER GLOBAL INC.

NOTE 18 – RELATED PARTY TRANSACTIONS

Warehouse Facility

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

Spott Incredibles Technologies Ltd. Asset Acquisition

As discussed in Note 6, On August 2, 2023, Payoneer Inc. and Payoneer Research & Development Ltd., wholly owned subsidiaries of the Company, purchased certain assets and intellectual property of Spott Incredibles Technologies Ltd. A member of the Board of Directors of the Company has an indirect interest within Spott and serves on its board. The Company evaluated the relationship and determined that the acquisition represents a related party transaction that has been entered into in the ordinary course of business. As such, the acquisition was reviewed and approved in accordance with the Company’s related party transaction approval process, and it was concluded that the terms represent a transaction conducted at arm’s length.

NOTE 19 – SUBSEQUENT EVENTS

In October 2023, in response to Hamas’ attack on Israel from the Gaza Strip, Israel declared war on Hamas. Despite the ongoing war, the Company has continued to operate its business and serve its customers around the world and, to date, its ability to support customers has not been materially impacted. The Company is monitoring the situation closely and benefits from its broad geographic footprint, partially outsourced operations model, and a robust business continuity plan. Additionally, the Company’s technology infrastructure has redundancy in place outside of Israel. Approximately 50% of the Company’s global employee base is located in Israel, including approximately 81% of the Company’s research and development resources. At this time, less than 10% of the Company’s Israeli workforce have been called to military reserve duty and the Company has contingencies in place to cover impacted roles and responsibilities.

The evolving conflict is likely to impact economic activity in the region and could impact revenues from customers located in Israel. The Company’s revenue derived from customers based in Israel was insignificant for the three and nine months ended September 30, 2023, respectively, and is included within revenues from Europe in Note 13 to the condensed consolidated financial statements.

The situation in the region remains highly uncertain and there is the possibility that the conflict could worsen or expand which could, in turn, further impact economic conditions in Israel and in the broader region. At this time, it is difficult to assess the impact the war may have on the Company’s results of operations. Any further escalation, expansion, or prolonged continuation of the ongoing conflict has the potential to impact the Company’s operations locally as well as the broader global economy and may have a material effect on the Company’s results of operations.

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

We primarily generate revenues when Payoneer customers use the funds in their Payoneer account to make a payment, make a purchase or to withdraw the funds locally. Our revenue growth is based on (i) growing the volume of transactions processed through the Payoneer platform; and (ii) increasing the monetization rates of Payoneer services. Our efforts to increase the overall monetization rate of Payoneer services includes increasing our focus on acquiring customers in regions with higher rates of monetization, accelerating the growth of payment services with higher rates of monetization like B2B, and also introducing new services for customers that generate improved monetization, like our card products. Volume is one of the primary drivers for our revenue growth. See “Key Metrics and Non-GAAP Financial Measures” for additional information.

Our customers have trusted the Payoneer platform to process $16.8 billion and $15.1 billion in volume during the three months ended September 30, 2023 and 2022, respectively, and $48.3 billion and $44.4 billion in volume during the nine months ended September 30, 2023 and 2022, respectively.

Looking forward, we intend to continue to invest actively to enhance our global platform, deliver new products, extend our regulatory footprint, further automate our operations, increase new customer growth and make more acquisitions to accelerate our ability to deliver more value to customers around the world.

PAYONEER GLOBAL INC.

Key Developments and Trends

2023 Israel – Hamas War

In October 2023, in response to Hamas’ attack on Israel from the Gaza Strip, Israel declared war on Hamas. Despite the ongoing war, we have continued to operate our business and serve our customers around the world and, to date, our ability to support customers has not been materially impacted. We are monitoring the situation closely and benefits from our broad geographic footprint, partially outsourced operations model, and a robust business continuity plan. Additionally, our technology infrastructure has redundancy in place outside of Israel. Approximately 50% of our global employee base is located in Israel, including approximately 81% of our research and development resources. At this time, less than 10% of our Israeli workforce have been called to military reserve duty and we have contingencies in place to cover impacted roles and responsibilities.

The evolving conflict is likely to impact economic activity in the region and could impact revenues from customers located in Israel. Our revenue derived from customers based in Israel was insignificant for the three and nine months ended September 30, 2023, respectively, and is included within revenues from Europe in Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q

The situation in the region remains highly uncertain and there is the possibility that the conflict could worsen or expand which could, in turn, further impact economic conditions in Israel and in the broader region. At this time, it is difficult to assess the impact the war may have on our results of operations. Any further escalation, expansion, or prolonged continuation of the ongoing conflict has the potential to impact our operations locally as well as the broader global economy and may have a material effect on our results of operations.

Workforce Reduction Plan

On July 10, 2023, we announced a plan to reduce our workforce by approximately 9% of our then-current total headcount (the “Plan”). The Plan is expected to enhance productivity and efficiency as well as streamline our organizational structure to better align operations with our growth objectives. We intend to reinvest some savings from the Plan into future growth initiatives, and to continue hiring for roles essential to those initiatives in areas such as research and development.

During the three and nine months ended September 30, 2023, we incurred costs of $4.5 million related to severance and other employee termination benefits.

We expect an annualized future benefit to our operating expenses of approximately $20 million in connection with the Plan.

Repurchase Program

During the nine months ended September 30, 2023, we repurchased approximately 6,939,117 shares of our common stock for approximately $34,759 million at a weighted average cost of $4.99 per share under our $80 million repurchase program authorized in May 2023. As of September 30, 2023, a total of approximately $45,379 million remained available for future repurchases of our common stock under the program.

Impact of the war in Ukraine

During 2022, a geopolitical and armed conflict between Ukraine and Russia, which developed into an ongoing war, resulted in economic sanctions on Russia, Belarus, and certain territories in Ukraine. We provide services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We have developed and implemented a robust transaction monitoring program designed to comply with imposed sanctions and to monitor the impact the conflict may have on our results of operations. During 2022, we ceased to provide services to customers in Russia and have limited our payment services to Belarus customers, while at the same time revenues in Ukraine have remained relatively stable. For the three and nine months ended September 30, 2023, Ukraine and Belarus, combined, accounted for less than 10% of our revenue, of which Belarus accounted for less than 1% of our revenue. Further escalation of the conflict may have a material effect on our results of operations.

PAYONEER GLOBAL INC.

Macroeconomic Conditions

Macroeconomic conditions, such as rising interest rates, inflation, the continued impact of COVID-19, the ongoing war in Ukraine and the evolving Israel-Hamas war, and disruptions in the banking sector, may affect our results of operations. For example, during 2022, and in response to rising inflation, the U.S. Federal Reserve raised the benchmark interest rate by 425 basis points, with an additional 100 basis point increase so far in 2023. This has contributed to an increase in interest income earned on our customer balances. U.S. and global inflation rates have remained elevated and the Federal Reserve, as well as other central banks, have continued to raise interest rates. Higher interest rates positively impact our interest income revenues. However, a prolonged period of high interest rates is likely to slow economic growth, and business and consumer spending globally which may negatively impact the volumes processed on our platform. There remains a great deal of uncertainty related to the ongoing trajectory of U.S. interest rate policy, the likely impact of monetary tightening globally and the degree to which the global economy could be impacted. In addition, while we have commercial arrangements with multiple banks globally, we have not been materially affected by the volatility and uncertainty in the banking sector experienced earlier this year.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods in our condensed consolidated financial statements. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related Notes included within this Quarterly Report on Form 10-Q.

	Three months ended			Nine months ended
	September 30,		Increase/	September 30,		Increase/
	2023	2022	(Decrease)	2023	2022	(Decrease)

	(in thousands except percentages)
Revenues	$208,035	$158,917	31%	$606,783	$444,065	37%
Transaction costs	30,393	27,986	9%	85,971	79,773	8%
Other operating expenses	40,301	37,744	7%	120,923	107,895	12%
Research and development expenses	26,950	29,617	(9)%	84,225	82,139	3%
Sales and marketing expenses	48,664	41,081	18%	144,892	112,370	29%
General and administrative expenses	25,112	21,693	16%	73,805	60,013	23%
Depreciation and amortization	7,116	5,899	21%	19,064	15,525	23%
Total operating expenses	178,536	164,020	9%	528,880	457,715	16%
Operating income (loss)	29,499	(5,103)	** %	77,903	(13,650)	** %
Financial income (expense):
Gain (loss) from change in fair value of Warrants	(7,799)	(15,095)	(48)%	5,535	28,932	(81)%
Other financial income (expense), net	1,137	(3,617)	** %	7,805	(11,136)	** %
Financial income (expense), net	(6,662)	(18,712)	(64)%	13,340	17,796	(25)%
Income (loss) before taxes on income and share in gains (losses) of associated company	22,837	(23,815)	** %	91,243	4,146	** %
Taxes on income	10,012	2,635	** %	24,931	5,976	** %
Share in gains (losses) of associated company	—	(2)	** %	—	11	** %
Net income (loss)	$12,825	$(26,452)	** %	$66,312	$(1,819)	** %

**Not meaningful

Revenues

Revenues were $208.0 million and $606.8 million for the three and nine months ended September 30, 2023, an increase of $49.1 million and $162.7 million, or 31% and 37%, compared to the prior-year period, driven mainly by an increase of $45.4 million and $146.4 million in interest income earned on customer balances resulting from rising interest rates and an increase in customer balances held on our platform. The remaining increase was driven by a combination of growth in the number of customers on our platform, ongoing growth in high value regions, certain monetization initiatives and continued adoption of our high value services.

PAYONEER GLOBAL INC.

Transaction costs

Transaction costs were $30.4 million for the three months ended September 30, 2023, an increase of $2.4 million, or 9%, compared to the prior-year period, partially due to an increase in capital advance costs of $0.8 million driven by an increase in losses recognized. Excluding the impact of these non-volume related costs, transaction costs increased by $1.6 million or 6%, while volume increased by 11% compared to the prior year period. Transaction costs grew at a lower rate than volume due to improved commercial terms with banking and other providers, internal platform optimizations, and cost structure benefits from increased transaction volume.

Transaction costs were $86.0 million for the nine months ended September 30, 2023, an increase of $6.2 million, or 8%, compared to the prior-year period, primarily due to an increase of $2.9 million in card network fees, $2.7 million in capital advance costs and $2.1 million in bank and processor fees.

Other operating expenses

Other operating expenses were $40.3 million for the three months ended September 30, 2023, an increase of $2.6 million, or 7%, compared to the prior-year period, driven by an increase of $3.3 million in third-party contract and consulting expenses and an increase of $1.0 million in information technology expenses, partially offset by a decrease of $1.0 million in employee compensation, benefits and other employee-related expenses in line with a decrease in employee headcount.

Other operating expenses were $120.9 million for the nine months ended September 30, 2023, an increase of $13.0 million, or 12%, compared to the prior-year period, driven by an increase of $10.2 million in third-party contract and consulting expenses, an increase of $3.6 million in information technology expenses, and an increase of $1.7 million in employee compensation, benefits and other employee-related expenses.

Research and development expenses

Research and development expenses were $27.0 million for the three months ended September 30, 2023, a decrease of $2.7 million, or 9%, compared to the prior-year period, driven by an increase in the capitalization of employee compensation costs related to ongoing investments in our platform infrastructure, resulting in an additional $5.0 million in capitalized costs, offset by an increase of $1.7 million in information technology expenses and $1.6 million in costs related to the workforce reduction plan discussed in the key developments and trends section.

Research and development expenses were $84.2 million for the nine months ended September 30, 2023, an increase of $2.1 million, or 3%, compared to the prior-year period, driven by an increase of $3.0 million in information technology expenses and $1.6 million in severance related costs related to the workforce reduction plan discussed above, partially offset by a decrease of $2.3 million in employee compensation, benefits and other employee-related expenses as a result of an increase in capitalization due to shifting of resources towards new investments in our platform.

Sales and marketing expenses

Sales and marketing expenses were $48.7 million for the three months ended September 30, 2023, an increase of $7.6 million, or 18%, compared to the prior-year period, driven by an increase of $6.1 million in marketplace partner commissions and $2.0 million in costs related to the previously discussed workforce reduction plan. These increases were offset by a decrease of $1.3 million in employee compensation, benefits and other employee-related expenses.

Sales and marketing expenses were $144.9 million for the nine months ended September 30, 2023, an increase of $32.5 million, or 29%, compared to the prior-year period, driven by an increase of $15.1 million in marketplace partner commissions, an increase of $9.2 million in employee compensation, benefits and other employee-related expenses as a result of an increase in average employee headcount in our sales and marketing groups as well as $2.0 million in costs associated with the previously discussed workforce reduction plan, increased spend of $3.1 million on marketing programs, and an increase of $2.9 million in third-party contractor expenses.

General and administrative expenses

General and administrative expenses were $25.1 million for the three months ended September 30, 2023, an increase of $3.4 million, or 16%, compared to the prior-year period, driven by an increase of $1.7 million in M&A and legal expenses and an increase of $1.6 million resulting from the fair value adjustment of a liability related to our 2020 acquisition of Optile that positively impacted the prior period and did not recur.

PAYONEER GLOBAL INC.

General and administrative expenses were $73.8 million for the nine months ended September 30, 2023, an increase of $13.8 million, or 23%, compared to the prior-year period, driven by an increase of $6.8 million in employee compensation, benefits and other employee-related expenses as a result of an increase in employee headcount, an increase of $2.8 million in M&A and legal expenses, an increase of $2.3 million due to the fair value adjustment of a liability related to our 2020 acquisition of Optile that positively impacted the prior period and did not recur, and an increase of $1.9 million in taxes and fees.

Depreciation and amortization expenses

Depreciation and amortization expenses were $7.1 million and $19.1 million for the three and nine months ended September 30, 2023, an increase of $1.2 million and $3.5 million, or 21% and 23%, respectively, compared to the prior-year period, mainly driven by an increase in amortization of internal use of software.

Financial income and expense, net

Financial expense, net was $6.7 million for the three months ended September 30, 2023, an improvement of $12.1 million, or 64%, compared to the prior-year period, driven by a $7.3 million decrease in the loss from the change in the fair value of warrants, an increase of $3.0 million in interest income on corporate cash balances, and a $1.9 million increase derived from revaluation of foreign currency balances.

Financial income, net was $13.3 million for the nine months ended September 30, 2023, a decrease of $4.5 million, or 25%, compared to the prior-year period, which benefitted from a gain related to the change in fair value of warrants that was $23.4 million higher than in the current period. This was partially offset by an increase of $10.6 million in interest income on corporate cash balances and an increase of $8.9 million from revaluation of foreign currency balances.

Income tax

Income tax expense was $10.0 million and $24.9 million for the three and nine months ended September 30, 2023, an increase of $7.4 million and $19.0 million, or 280% and 317%, respectively, compared to the prior-year periods, driven by an increase in our US federal and state income tax expenses of $8.3 million and $17.5 million for the three and nine months ended September 30, 2023, respectively. These increases were driven by increased profitability in the US, primarily due to interest income, as well as certain stock compensation and research and development expenses which are nondeductible for US tax purposes. Income tax expense was also impacted by an increase in taxes associated with our foreign subsidiaries of $1.4 million and $3.5 million in the three and nine months ended September 30, 2023, respectively. These increases were offset by a US deferred tax benefit of $1.2 million and $11.7 million for the three and nine months ended September 30, 2023, respectively.

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

Sources of Liquidity

As of September 30, 2023, we had $590.6 million of cash and cash equivalents.

On October 28, 2021, Payoneer Early Payments Inc. (“PEPI”), our wholly-owned second tier subsidiary and its subsidiary (the “Borrower”) entered into a multi-party Receivables Loan and Security Agreement (the “Warehouse Facility”) with, inter alia, affiliates of Viola Ventures. The objective was to provide access to external financing for our capital advance activity. See Note 8 and Note 18 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

PAYONEER GLOBAL INC.

As of July 1, 2023, the Warehouse Facility bears interest at the sum of the Daily Simple SOFR and 0.26161% plus 9% annually and has a revolving maturity of 36 months from the commencement date with a payback period of an additional 6 months after the revolving maturity date. The initial borrowing commitment is $25 million but can be increased subject to the lender’s discretion up to $100 million. In addition, pursuant to the Warehouse Facility, PEPI entered into an amendment on June 8, 2022, capping the total interest rate at 10.5% per annum for all outstanding balances.

The Warehouse Facility is secured by eligible capital advance receivables at an initial rate of 80% of the total value of the underlying capital advance receivable outstanding. We are subject to financial covenants including minimum tangible equity, solvency and unrestricted cash requirements that are assessed based on our condensed consolidated financial statements.

Current and Future Cash Requirements

On May 7, 2023, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80 million of our common stock over a period of 24 months. During the nine months ended September 30, 2023, we repurchased approximately 6,939,117 shares of our common stock for approximately $34.8 million, of which $0.4 million was not yet settled at period end. As of September 30, 2023, a total of approximately $45.4 million remained available for future repurchases of our common stock under the program.

Cash Flows

The following table presents a summary of cash flows from operating, investing, and financing activities for the following comparative periods.

	Nine months ended September 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$101,328	$44,326
Net cash used in investing activities	(47,754)	(13,942)
Net cash provided by (used in) financing activities	(492,732)	655,735
Effect of exchange rate changes on cash and cash equivalents	(662)	(3,369)
Change in cash, cash equivalents, restricted cash and customer funds	$(439,820)	$682,750

Operating Activities

Net cash provided by operating activities was $101.3 million for the nine months ended September 30, 2023, an increase of $57.0 million compared to $44.3 million for the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, we had $66.3 million of net income, which includes non-cash expenses of $48.4 million related to stock-based compensation and $19.1 million related to depreciation and amortization, as well as non-cash income of $12.0 million related to deferred taxes and a $5.5 million non-cash gain from change in the fair value of warrant liabilities. Net income was also adjusted for changes in current assets and liabilities, including net outflows of $12.0 million related to capital advances, $6.9 million related to trade payables, $5.9 million related to other current assets, and $4.2 million related to miscellaneous items. These outflows were partially offset by inflows of $7.3 million related to operating lease right-of-use assets and $6.9 related to accounts receivable.

For the nine months ended September 30, 2022, we had $1.8 million of net loss, which includes non-cash expenses of $39.1 million related to stock-based compensation and $15.5 million related to depreciation and amortization, as well as non-cash gains of $28.9 million related to change in fair value of warrants. Net income was also adjusted for changes in current assets and liabilities, including net inflows of $17.8 million related to capital advances and $2.6 million related to miscellaneous items.

PAYONEER GLOBAL INC.

Investing Activities

Net cash used in investing activities was $47.8 million for the nine months ended September 30, 2023, a change of $33.8 million compared to net cash used in investing activities of $13.9 million for the nine months ended September 30, 2022.

This change was predominantly related to an increase of $23.5 million in the balance of customer funds in transit at the current period end compared to the prior year period and an increase of $15.1 million in capitalization of internal use software, partially offset by a cash inflow of $6.0 million related to our acquisition of the remaining interest in a joint venture, as described in Note 2(c) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Financing Activities

Net cash used in financing activities was $492.7 million for the nine months ended September 30, 2023, a change of $1.1 billion compared to net cash provided by financing activities of $655.7 million for the nine months ended September 30, 2022. Current period cash used in financing activities primarily reflects a decline in customer balances, while cash provided by financing activities in the prior period reflects an increase in customer balances. Additionally, approximately $34.4 million was used in the current period to finance our share repurchase program which began during the nine months ended September 30, 2023.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in millions)
Volume	$16,753	$15,131	$48,277	$44,387

Volume grew 11% and 9% for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively, driven by a combination of continued growth with our largest digital commerce marketplaces, strong travel demand, and customer acquisition.

Revenue

We generate revenues mainly from transaction fees, which vary based on the type of service the customer utilizes. Transaction fee revenue principally consists of fees for withdrawals and usage. In addition, we generate revenue from non-volume-based products and services which are based on a fixed fee. We believe that Revenue demonstrates our ability to monetize volume activity on our platform. Our revenues can be impacted by the following:

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

Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Net income (loss)	$12,825	$(26,452)	$66,312	$(1,819)
Depreciation and amortization	7,116	5,899	19,064	15,525
Taxes on income	10,012	2,635	24,931	5,976
Other financial (income) expense, net	(1,137)	3,617	(7,805)	11,136
EBITDA	28,816	(14,301)	102,502	30,818
Stock based compensation expenses(1)	15,330	13,525	48,429	38,323
Share in loss (gain) of associated company	—	2	—	(11)
M&A related expense (income)(2)	1,745	(1,588)	3,017	(2,323)
Loss (gain) from change in fair value of Warrants(3)	7,799	15,095	(5,535)	(28,932)
Restructuring charges(4)	4,488	—	4,488	—
Adjusted EBITDA	$58,178	$12,733	$152,901	$37,875

(1) Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.

(2) Amounts for the three and nine months ended September 30, 2023 relate to M&A-related third-party fees, including related legal, consulting and other expenditures. Amounts for the three and nine months ended September 30, 2022 relate to a non-recurring fair value adjustment of a liability related to our 2020 acquisition of optile.

(3) Changes in the estimated fair value of the warrants are recognized as gain or loss on the condensed consolidated statements of comprehensive income (loss). The impact is removed from EBITDA as it represents market conditions that are not in our control.

(4) The Company initiated a plan to reduce its workforce during the three months ending September 30, 2023 and had non-recurring costs related to severance and other employee termination benefits. Please refer to Note 10 to our condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. As described in Note 16 to our condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, we released our valuation allowance on deferred tax assets related to our US operations during the nine months ended September 30, 2023. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below.

We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

PAYONEER GLOBAL INC.

With the exception of the updates previously described, there have been no updates to our critical accounting policies and estimates in the nine months ended September 30, 2023. For more information, see “Payoneer Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed with the SEC on February 28, 2023.

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

Interest Rate Sensitivity

Our cash and cash equivalents as well as customer funds as of September 30, 2023, were held in cash deposits and money market funds. The fair value of our cash and cash equivalents as well as customer funds would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. However, a hypothetical 1% increase or decrease in interest rates could have a material effect on our revenues and earnings.

Any future borrowings incurred under our Warehouse Facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above), not to exceed 10.5% per annum for all outstanding balances.

Foreign Currency Risk

While most of our revenue is earned in U.S. dollars, our foreign currency exposure includes currencies of the countries in which our operations are located as well as currencies in which our customer funds are held and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Chinese Yuan, Australian Dollar, Canadian Dollar, New Zealand Dollar, Thai Baht, New Israeli Shekel, Philippine Peso, Indian Rupee, Bangladeshi Taka, Turkish Lira, Pakistani Rupee, and Hong Kong Dollar. A hypothetical 10% increase or decrease in current exchange rates could have a material impact on our financial results.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PAYONEER GLOBAL INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are a party to various litigation matters incidental to the conduct of our business. Refer to Note 12 (Commitments and Contingencies) to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales during the quarterly period ended September 30, 2023.

Share Repurchase Activities

The following table provides information with respect to repurchases made by the Company during the three months ended September 30, 2023. All repurchases listed below were made in the open market.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Progreams[2]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[2]
July 1, 2023 - July 31, 2023	1,253,361	$5.05	1,253,361	$ 54,018,490
August 1, 2023 - August 31, 2023	888,351	$5.60	888,351	$ 49,047,412
September 1, 2023 - September 30, 2023	596,380	$6.15	596,380	$ 45,379,068
Total	2,738,092		2,738,092

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

PAYONEER GLOBAL INC.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2023, certain of our officers and directors adopted trading arrangements for the sale of shares of our common stock as follows:

			Plans
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Number of Shares to be Sold	Expiration
Arnon Kraft, Chief Operating Officer	Adoption	August 10, 2023	X		106,411	December 13, 2023
Itai Perry, Chief Accounting Officer	Adoption	August 23, 2023	X		(1)	November 15, 2024

________________________________________

*Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

**Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

(1) Under this trading arrangement, up to 96,223 shares of common stock may be sold. In addition, common stock may be sold in amounts which represent the net amount of shares remaining following a withholding of shares to cover tax obligations upon the vesting of restricted stock units on various dates during the plan. The number of net shares to be sold to accomplish this purpose cannot be reliably determined at this time, as it will depend upon the share price on the vest date. In addition, Mr. Perry’s trading arrangement covers and includes any common stock purchased by Mr. Perry under the Company’s Employee Stock Purchase Plan (“ESPP”), which purchase is expected to occur on May 15, 2024 for the next offering period. Employees enrolled in the ESPP for the next offering period were entitled to make their purchase elections in October 2023.

PAYONEER GLOBAL INC.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1	Separation Agreement with Keren Levy.*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.
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

Date: November 8th, 2023