Form 10-K
period 2023-12-31
Payoneer Global Inc.
filed 2024-02-28
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐ No ⌧

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2023, the last business day of the registrant's most recently completed fiscal year, was $1,474,988,741 based upon the closing price reported for such date on the Nasdaq Global Market.

As of February 21, 2024, there were 368,751,080 shares of the registrant’s common stock, par value $0.01 per share outstanding.

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

Overview

Payoneer is a financial technology company purpose-built to enable the world’s small and medium-sized businesses (“SMB(s)”) to grow and operate their businesses around the world by reliably and securely connecting them to the global digital economy. Payoneer was founded in 2005 and in the 19 years since the Company’s founding, we have built a global financial stack that makes it easier for millions of SMBs, particularly in emerging markets, to access global demand and supply, pay and get paid, and manage their cross border and other needs from a single platform. Our financial stack provides a full suite of cross-border accounts receivable (AR) and accounts payable (AP) capabilities and includes services such as working capital and the provision of data-driven insights. Payoneer’s core value proposition is that we remove the complexity and barriers of doing business across borders for our customers. With a multi-currency Payoneer Account, businesses around the world can serve and transact with their overseas customers, suppliers, vendors, and partners as if they were local.

The Payoneer financial stack is comprised of a secure, regulated payment infrastructure platform that provides customers with a one-stop, global, multi-currency account to serve their comprehensive AR and AP needs. Payoneer’s global platform is built with a focus on security, stability and redundancy. The Company leverages nearly 100 banking and payment service providers globally to support transactions in over 7,000 trade corridors and enable same-day and real-time settlement in over 150 countries.

Payoneer serves SMBs located in more than 190 countries and territories and operating in a wide variety of industries. We have approximately 2 million active customers, including over 500,000 who meet our ideal customer profile (as further defined below). Customers include goods exporters selling cross-border to consumers and other businesses, services companies exporting their capabilities to international clients, independent professionals, creators, and contractors capitalizing on the digitization of the workplace and remote work, vacation rental hosts, and businesses working with suppliers and vendors from different countries in different currencies. Payoneer’s customers sell their goods or services either via a marketplace or directly to other businesses (B2B), and/or to customers via webstores. Given the diverse nature of our customers and their businesses, Payoneer’s revenues experience seasonal fluctuations as a result of consumer and business spending patterns.

Payoneer has built a meaningful brand and efficient go-to-market engine that enables us to drive customer acquisition through a diverse range of channels. We leverage our global partnerships and enterprise relationships, deep local knowledge and sales presence, product- and customer-driven network effects, and organic traffic to our website. This supports an efficient customer acquisition model and enables us to differentiate our efforts based on different segments.

Payoneer has delivered strong growth: in the year ended December 31, 2023, our volume and revenue grew by 11% and 32%, respectively, compared to the year ended December 31, 2022. Volume was $66.0 billion and $59.7 billion and revenue was $831.1 million and $627.6 million for the years ended December 31, 2023 and 2022, respectively.

Capturing Opportunity From Strong Global Secular Trends

Payoneer is focused on capturing the opportunity from several powerful secular trends that can benefit SMBs who do business across borders and the service providers supporting them.

Digital Commerce is Accelerating

More people and businesses are conducting a greater amount of their activities online than ever before, driving the rapid growth of digital commerce globally. This long term secular trend further accelerated in the years following the COVID-19 pandemic as consumers and businesses shifted more activities online. According to the International Trade Administration, global B2B e-commerce volume is expected to grow at a 14.5% compound annual growth rate to $36 trillion by 2026. By region, Asia-Pacific is expected to continue to gain market share over the rest of the world, however the greatest growth in B2B e-commerce value is anticipated from markets like Latin America and the Middle East.

SMBs That Operate Across Borders Are Underserved

The growth of digital commerce has made it easier for SMBs in emerging markets to tap into overseas demand. This is creating a need for new payment and commerce-enabling solutions to support these businesses. At the same time, businesses serving overseas customers must deal with complex local requirements in each of the markets in which they do business, often need to manage multiple banking relationships globally and face inefficiency and high transactional costs. This is especially true in emerging markets, where despite their digital maturity, many SMBs have access to only the most basic banking and payment services offered by their local financial institutions. Global banking and payment services mostly remain out of reach, forcing emerging market SMBs to seek alternative partners to help them manage their cross-border AR and AP needs.

The Shift Towards a More Global Supply Chain and Outsourced Workforce

Labor shortages, rising wages, increasing costs from higher inflation, and a general trend towards greater globalization are all driving businesses of all sizes to re-evaluate their workforce and sourcing strategies. Companies are looking across borders, particularly to emerging markets, for talent and leveraging independent professionals and contractors that can provide greater organizational and expense flexibility. Previously, outsourcing was more readily accessible to large corporations. The development of outsourcing platforms and the growth in the number of companies providing managed workforce services has made access to global labor available to SMBs. Businesses are also increasingly diversifying and globalizing their supply chains to access high-quality, lower-cost products and materials, and to strengthen their business resiliency.

Global Regulatory and Compliance Requirements are Constantly Evolving

The provision of cross-border payment services is complex and highly regulated, and ongoing changes in the regulatory landscape means scale, expertise, and technology enabled processes are critical to success. Traditional financial institutions serving SMBs, and even modern fintech companies often lack experience in emerging markets and lack the ability to manage scaled customer onboarding and a global risk management program. Compliance programs must address global challenges and multiple regulatory frameworks designed to prevent money laundering and terrorist financing. There are few solutions available to SMBs that provide a comprehensive global solution. We believe this presents a significant competitive advantage for Payoneer as we have built robust compliance infrastructure, grounded in a ‘compliance first’ approach, and have nearly two decades of experience navigating the challenges associated with cross-border payments, particularly into emerging markets.

Our Key Differentiators

Global SMBs use their Payoneer Account to manage their end-to-end AR and AP payment flows. Sources of AR include large global marketplaces, trading partners, corporate buyers and sellers, other small firms, and their end customers. SMBs use Payoneer to manage their funds in multiple currencies. They can send funds to their local bank accounts, pay for expenses using our card products, make payments through our in-network ecosystem, and pay suppliers and workers in multiple currencies. They can also access working capital from Payoneer.

Every payment a business accepts or makes also creates an opportunity for us to develop a deeper understanding of their business. Payoneer uses data insights to build and market additional features and services, which in turn accelerates commercial activity, increases volume, brings more customers into our network, and further strengthens and grows our ecosystem.

The power of the Payoneer platform comes from the following pillars:

Modern Technology and Robust Infrastructure

Payoneer delivers technology-based services to our customers through a proprietary modern technology infrastructure that includes robust and secure application programming interfaces (“APIs”) as well as web and mobile applications. Our platform supports millions of transactions, hundreds of thousands of new applicants monthly, and processes tens of billions of dollars of volume annually. Most of the systems that deliver service, including our customer-facing systems, back-office systems and risks management and compliance systems are proprietary. We also rely on a wide range of third-party systems for specialized capabilities, which are integrated into our platform. We make significant and ongoing investments in our cybersecurity infrastructure and processes.

Trusted Global Brand Supported by Local Teams

Payoneer’s customers come from over 190 countries and territories. To effectively serve this global customer base, we have regional sales and support hubs, including in the U.S., Israel, Hong Kong, Philippines, Korea, Romania, Guatemala, Poland, India, and China. These teams provide around the clock customer care in dozens of languages across multiple channels (mobile, online, chat, email, phone and social media). Payoneer also has over 150 customer success managers in over 50 countries, speaking 50 languages to provide support and promote customer retention and growth. They enable the Company to build strong, localized relationships with customers and prospects through hosted events, industry gatherings, and direct targeting. In addition, we have extensive regulatory and banking infrastructure to support our enterprise customers and marketplace partners in each of the jurisdictions in which we operate.

Data Creates Competitive Advantages and Delivers Value to Customers

Payoneer has built machine-learning models leveraging the data that we collect in the ordinary course of our operations and services. These models enable us to make informed predictions to better serve our customers’ needs. For instance, we apply our machine-learning models in key areas such as lifetime value assessment, risk management and working capital underwriting. Utilizing these unique data insights, we are able to offer new products and features, improve engagement and drive growth and improved profitability.

Robust and Scalable Compliance, Risk & Regulatory Infrastructure

We have designed and implemented a comprehensive Anti-Money Laundering/Combatting Terrorist Financing (AML/CTF) and Sanctions Program in compliance with the laws of the jurisdictions where Payoneer is regulated. Through our AML/CTF program we manage the compliant onboarding and ongoing monitoring of our customers, who come from more than 190 countries and territories. Our Know Your Customer (KYC) and Customer Due Diligence (CDD) processes are managed through a proprietary infrastructure and are supported by dedicated teams, combining automated tools and operational processes with regular audits and reviews to test and monitor for compliance. We have also built a sophisticated risk management infrastructure, leveraging machine learning-based fraud typologies, to address the risks of digital commerce and a global risk management platform to manage the risks of supporting tens of billions of dollars of volume in over 7,000 trade corridors globally for millions of platform participants.

We are regulated as a non-bank financial institution in key markets around the world, namely the United States, Europe, United Kingdom, Hong Kong, Japan, Singapore, and Australia, via local subsidiaries. In the United States, we are registered as a Money Service Business and are licensed as a Money Transmitter in all U.S. states in which such licenses are necessary and in the District of Columbia and Puerto Rico. Payoneer Europe Limited is an authorized e-money institution in Ireland covering the European Economic Area (EEA) and is an approved Mastercard® issuer. Payoneer Payment Services UK Ltd is an Electronic Money Institution authorized by the United Kingdom’s Financial Conduct Authority. Payoneer Hong Kong Limited is a licensed Money Services Operator with the Customs and Excise Department in Hong Kong. Payoneer Japan Limited is a Registered Fund Transfer Service Provider with the Kanto Finance Bureau in Japan. Payoneer Singapore Pte Limited is licensed by the Monetary Authority of Singapore as a Major Payment Institution. Payoneer Australia Pty Limited is licensed by the Australian Securities and Investment Commission to deal in non-cash payment products. We also have regulatory authorizations in India, where we act as an Online Payment Gateway Service Provider, approved by the Reserve Bank of India. Customers are onboarded to and receive terms and conditions from one or more of the regulated entities in our group, depending on the customer’s country of residence and the products provided. Each of our regulated entities is obligated to implement compliance programs, protect customer funds and meet other regulatory obligations under the supervision and oversight of the local regulators.

Sophisticated Global Banking and Treasury Infrastructure

Payoneer has invested significantly in building a resilient, global proprietary payment infrastructure. We work with close to 100 banks and payment service providers and through those local partners are connected to over 100 local clearing systems, allowing us to deliver payments efficiently in the local markets in which our customers operate. We have invested heavily in innovative and reliable systems, including our smart routing platform and global treasury systems and processes that allow us to manage global payment processing and liquidity needs.

Key Customer Segments

Payoneer’s financial stack makes it easier for SMBs to access the global digital economy.

SMBs Doing Business on Global Marketplaces

The global e-commerce and service marketplace payouts business is estimated to be a $300 billion volume opportunity, based on third-party research conducted in 2022. Payoneer is a market leader and enables SMBs from around the world to access the aggregated consumer demand on these marketplaces and get paid as if they were local to the end consumers they are selling to.

B2B SMBs

Payoneer also serves SMBs looking to pay and get paid directly by other businesses. This is a $6 trillion volume opportunity based on third-party research conducted in 2022. We enable SMBs to pay their suppliers one by one or in bulk, create and manage invoices, bill customers in multiple currencies, and enable buyers to pay with convenient local or global payment methods, regardless of where the seller is located.

SMBs Selling Direct to Consumer

Direct-to-consumer (DTC) is a critical sales channel for many of the SMBs Payoneer serves. In 2022, Payoneer began supporting DTC business customers via our Checkout product, which customers can use to sell directly to consumers around the world via their web store or via integration into commerce enabling platforms like Shopify. This extension of our capabilities represents another pillar of diversification and opportunity for Payoneer to access another fast-growing market opportunity which, based on third-party research conducted in 2022, is approximately $150 billion in volume.

Payoneer’s Financial Stack

Our Payoneer Account is purpose-built for SMBs doing business cross-border and we are able to support a wide range of customers and deliver a growing product and feature set to meet their needs.

Core Offering: The Payoneer Account

The Payoneer Account enables SMBs to receive, manage, and make payments in multiple currencies. Our customers can receive funds from marketplaces, other businesses and customers, trading partners and more. They can accept payments locally in the country where their buyer is located and, often, in the buyer’s local currency. Once the funds are in the SMB’s Payoneer Account, they are available to use as the customer decides, including by withdrawing into a local bank account, paying their suppliers and vendors or converting into different currencies before transferring. Our customers find significant value in the ability to hold and transact in multiple currencies, particularly if they are doing business in or with countries or regions that face significant macro uncertainty, banking instability and/or currency fluctuations.

Invoicing and Payment Requests

Payoneer offers our customers the ability to directly invoice and collect funds from their customers, and to pay their vendors, suppliers, and contractors around the world. Payoneer’s customers can receive payments via credit cards and via local payment methods in the U.S., the UK and other supported markets.

Physical & Virtual Cards

Payoneer customers can use physical or virtual cards to access the balances in their Payoneer Account. Our customers use physical cards to access their funds through local ATM networks, make purchases online and in-store at local businesses or to pay business expenses.

Payoneer Checkout

Payoneer Checkout enables SMBs to accept payments from customers around the world via their web store. Checkout is another source of AR that SMBs can manage in their Payoneer Account, enabling merchants to unify their business across sales channels and better track all of their global sales activities.

Working Capital

Payoneer provides certain SMBs with access to working capital with amounts advanced ranging from $50 to more than $1 million. We leverage machine learning models and underwriting processes to effectively manage risk while providing a valuable service to our customers. We fund these working capital advances through a mix of balance sheet cash and borrowings under our warehouse financing facility.

Enterprise Services

Payoneer provides marketplaces and other enterprises with Mass Payout services that enable them to pay sellers across the world via a broad set of localized and other payment methods including local bank payments, international wires, payments to mobile wallets and to physical and virtual cards and paper checks.

Our Growth Strategy

Payoneer is solving key customer needs through our differentiated product offering and platform, and we are well positioned to capture significant growth opportunities from long-term secular trends. We intend to drive continued growth by focusing on a few key areas:

Add Customers Who Fit Our Ideal Customer Profile

Payoneer has approximately 2 million active customers who have a Payoneer Account and were active over the trailing twelve month period. Over 500,000 of these active customers fit the Company’s ideal customer profile, who are customers that have on average over $500 a month in volume, and we are focused on growing that number through continued acquisition and improved retention.

Payoneer’s strategy to grow our base of active customers who fit our ideal customer profile involves leveraging our efficient go-to-market engine to acquire and engage with more SMBs. Payoneer has three primary acquisition channels: partnerships, our direct sales and marketing team, and organic traffic which benefits from our strong brand and network effects. We are also focused on improving our customer retention through initiatives to drive improved service and experience, as well as differentiated pricing models and bundling of products and services.

Platform Extension to Deliver More Value to Customers and Drive Greater Average Revenue Per Customer

Payoneer is making meaningful investments in extending our financial stack and driving greater customer adoption of multiple products and services. We believe this will deliver significant value to our customers and also enable Payoneer to drive greater monetization of each customer over time. We are expanding our AR and AP capabilities so customers can receive more funds into their Payoneer Accounts, hold more funds for longer periods in their Payoneer Accounts, and have more options for spending the funds to meet their business needs.

Pursue Strategic M&A

We believe there are many opportunities to leverage our global platform, regulatory and compliance infrastructure, technology, brand and team to deliver additional value to more customers more quickly by supplementing our organic product development with targeted acquisitions that add new capabilities or deeper geographic penetration to our platform. We have a large SMB customer base that maintains long-term relationships with Payoneer. This offers us the opportunity to acquire companies with synergistic product and service offerings that meet the broad and complex needs of our customers. We have built a team that is focused on leading our efforts to identify strategic growth opportunities.

Competition

Payoneer operates on a global scale and faces a very broad set of competition. There are many types of payment providers that offer global payment services including global treasury banks that serve large corporate accounts; small local and regional banks that focus on serving local SMBs; FX companies that focus on serving SMB importers and exporters; global digital payment platforms like PayPal, Ant Group, or Wise; global card networks; Neobanks; SMB-focused B2B payment providers like Bill.com; mass payout service providers that specialize at providing services to enterprises and marketplaces, SMB AP/AR SaaS providers; merchant service providers that sell services to marketplaces like Adyen, Braintree and Stripe; and local companies that focus on enabling SMBs in one or more local markets to sell on digital marketplaces globally. For example, in China we face competition from a number of local payment providers that serve the large greater China region. In some cases, marketplaces provide their own payment capabilities to support payments to sellers.

Regulation

Payments Regulation. Various laws and regulations govern the payments industry in the U.S. and globally. Payoneer is licensed in multiple jurisdictions and, via its licensed entities, serves customers in over 190 countries and territories worldwide. In the U.S., Payoneer Inc. is a Money Service Business registered with the U.S. Treasury’s Financial Crimes Enforcement Network (FinCEN). Payoneer Inc. is a licensed money transmitter under the laws of all U.S. states where such license is necessary, the District of Columbia and Puerto Rico. The Money Transmitter license for Nevada is held by Payoneer US LLC, a subsidiary of Payoneer Inc. due to Nevada’s specific requirements. These licenses support the full range of Payoneer Account and Mass Payout payment services and among other obligations, subject us to reporting requirements, bonding requirements, certain limitations on the investment of customer funds and inspection by state regulatory agencies.

Outside of the U.S., we provide our services to customers through various non-U.S. regulated subsidiaries. The activities of those non-U.S. entities are supervised by the financial regulatory authority in the jurisdictions in which they operate and under which they are licensed to provide services. For example, in Europe we are licensed in Ireland by the Central Bank of Ireland (authorized pursuant to EU passporting rules to provide payment services under its license in all countries in the European Economic Area). These regulatory authorities include the Australian Securities and Investment Commission in Australia, the Customs and Excise Department in Hong Kong, the Kanto Finance Bureau in Japan, the Monetary Authority of Singapore in Singapore, and the Financial Conduct Authority in the United Kingdom. Payoneer Inc. also acts as an Online Payment Gateway Service Provider (OPGSP) approved by the Reserve Bank of India, for the purpose of facilitating the collection of cross-border payments for Indian residents. This list is not exhaustive, as there are numerous other regulatory agencies that have or may assert jurisdiction. The laws and regulations applicable to the payments industry in any given jurisdiction are subject to interpretation and change.

Numerous laws and regulations govern the payments industry in the U.S. and internationally. Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to U.S. federal and state and foreign laws and regulations. As a cross-border digital payment platform, our business includes the facilitation, through our network of bank and local payment partners, of the acceptance and/or payout of funds. As such, we are subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate, including (but not limited to) those governing payment services (including payment processing and settlement services), stored value, cross-border and domestic money transmission, factoring, foreign exchange, banking secrecy, anti-money laundering, and counter-terrorist financing. The legal and regulatory requirements applicable to us are extensive, complex, frequently changing, and increasing in number, and may impose overlapping and/or conflicting requirements or obligations. For example, Payoneer serves customers that are located in China by providing the offshore/non-resident part of the service under the regulatory framework of Payoneer Inc., while the local settlement leg in China is supported by Payoneer partners that are entities regulated by the People’s Bank of China (“PBOC”) and the State Administration of Foreign Exchange. These local partners include local banks and payment service providers. We are actively monitoring recently announced PBOC regulatory changes under which we understand the PBOC will require foreign companies providing certain services to have a local license at a time to be determined by the PBOC. Accordingly, we have been working to obtain a local license through the acquisition of a local licensed entity. As described elsewhere in this Annual Report, in August 2023 Payoneer (Guangzhou) Commerce Services Co., Ltd., a wholly owned subsidiary of the Company, entered into an agreement to purchase a locally licensed non-bank payments institution. The closing of this acquisition is subject to governmental registrations and approvals and customary closing conditions.

We are also subject to laws and regulations that apply to businesses in general, such as those relating to employment, consumer protection, data protection and privacy, worker confidentiality obligations and taxation. As an online business, we are also subject to laws and regulations governing the internet, such as those relating to intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, search engines and internet tracking technologies, and could be affected by potential changes to laws and regulations that affect the growth, popularity or use of the internet, including with respect to net neutrality and taxation on the use of the internet or e-commerce transactions.

Compliance with KYC Requirements. The licensed entities of Payoneer are subject to regulations related to customer identification in the jurisdictions in which they onboard customers. We are committed to preventing the use of our financial products by persons who seek to launder the proceeds of criminal activity, finance terrorism, or conduct other criminal acts. Payoneer makes reasonable efforts appropriate to the circumstances to know and verify its customers and to monitor customer activity.

The KYC program is a critical component of the AML/CTF Program. KYC embodies the concept that, in order to identify what is unusual activity for a customer, one must have established a sufficient understanding of what is usual and expected activity, consistent with the purpose and intended usage of the account relationship. Activity that is outside the norm or inconsistent with an institution’s understanding may be suspicious and require reporting to the appropriate authorities.

Payoneer’s KYC program includes: (i) policies and procedures for collecting and verifying information on the identity of customers; (ii) policies and procedures for gathering further information about customers to gain a better understanding of the relationship and anticipated transaction activity, including a periodic review of the customer’s account information; and (iii) policies and procedures for monitoring customer activity throughout the lifecycle of the relationship.

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

The Customer Approval Policy constitutes an integral part of Payoneer’s AML/CTF program and outlines our responsibilities with respect to applicable KYC requirements as detailed in pertinent US laws, regulations, and statutes, including the Bank Secrecy Act (“BSA”), the USA PATRIOT Act, and in the relevant laws, regulations, and statutes of jurisdictions where Payoneer holds a local license.

Data Protection & Privacy Regulations. We collect, process, store, share, disclose, transfer, retain and/or use personal information and other data in connection with conducting our business, including for purposes of marketing our services and products via phone, email and text messages and pursuant to applicable requirements we are subject to, to verify the identity of our customers. Consequently, our business is subject globally to a number of complex laws and regulations governing data privacy and security, including with respect to such collection, processing, storage, sharing, disclosure, transfer, retention and use of personal information and other data.

The data privacy and protection laws and regulations to which our business is subject may apply to personal information and data concerning our customers, employees or other third parties who interact with us, and include the California Consumer Privacy Act of 2018 (as amended, including by the California Privacy Rights Act of 2020 and the California Consumer Privacy Act Regulations), the Personal Information Protection and Electronic Documents Act, the CAN-SPAM Act, Canada Anti-Spam Law, the Telephone Consumer Protection Act, Section 5(c) of the Federal Trade Commission Act, the European Union’s General Data Protection Regulation (GDPR), and other laws, enactments, regulations or orders transposing, implementing, adopting, supplementing or derogating from, the GDPR in each European Economic Area Member State, including the Irish Data Protection Act 2018, the UK retained EU law version of GDPR as defined in the Data Protection Act 2018, and as amended from time to time (UK GDPR), the European e-Privacy Directive currently implemented through national European laws, the Data Security Law of the People's Republic of China, the Personal Information Protection Law of the People's Republic of China, Brazil’s Lei Geral de Proteção de Dados Pessoais (LGPD), the Australian Privacy Act of 1988, Singapore Personal Data Protection Act 2012, Hong Kong Personal Data (Privacy) Ordinance, Japan’s Act on the Protection of Personal Information, and other data protection or privacy legislation in force from time to time. These laws and their implementing regulations generally restrict certain collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for the safeguarding and proper destruction of personal information and may impose obligations to provide notification of security breaches affecting personal information.

The burdens imposed by these and other laws and regulations that may be enacted, or by new interpretations of existing laws and regulations, may require us, from time to time, to modify our data processing practices, agreements and policies and to incur substantial costs in order to comply with this ever-evolving regulatory landscape. We implement a variety of technical and organizational security measures and other measures to protect the data we process, including data pertaining to our customers, employees, business partners, and other third parties, but despite the measures we put in place, we may be unable to anticipate or prevent unauthorized access to such data.

Additionally, such laws and regulations may be inconsistent across jurisdictions or conflict with other rules. The applicability of these laws and regulations to us, and their scope and interpretation, are often uncertain, particularly with respect to laws and regulations outside the United States. Because the laws and regulations governing payment services and data privacy and security are constantly evolving and striving to keep pace with innovations in technology and media, it is possible that we may need to materially alter the way we conduct some parts of our business activities or we may be prohibited from conducting such activities altogether at some point in the future. For additional information regarding some of the risks relating to data privacy and security, see “Risk factors - Regulatory Risks Related to Payoneer - Our business is subject to complex and evolving regulations and oversight, in relation to privacy and data protection. Failure to comply with applicable data protection laws and regulations could subject us to fines and reputational harm and could materially adversely affect our results of operations.”

Human Capital

We are a company for entrepreneurs built by entrepreneurs. The people who work at Payoneer define Payoneer and help us to deliver on our mission – to enable our customers to participate in the global economy. As of December 31, 2023, our workforce consisted of approximately 2,167 people (including full-time, part-time and temporary employees and full-time consultants) in 39 locations across 34 countries, of which approximately 60% are located in Israel. In addition, we also engage contractors to support our operations. Our team draws from a broad spectrum of backgrounds and experiences across technology, financial services and other areas.

Our Global Team and Culture

We believe the employees and culture of Payoneer are critical to our success and our ability to grow our business, support our customers and partners, and deliver shareholder value. We celebrate diversity and the cultures of the world represented by our customers and employees. Our goal is to create an environment in which each employee feels comfortable being exactly who they are, where they are connected to something bigger than themselves and are given the support and opportunity to be the best they can be. We foster an environment that is defined by tolerance and caring for our fellow employees and our customers.

Employee Wellness and Development

Our employees are our most valuable strength at Payoneer, so we invest heavily in attracting and retaining our talented employees. We are highly focused on the health, safety and wellbeing of our employees, providing them with access to a wide-reaching support network that prioritizes both physical and mental health and wellness. For example, we offer counseling and support through a Global Employee Assistance Program (EAP), participation in wellness and gym benefits, and a broad range of health care and other benefits.

We also offer a global mentor program to provide increased opportunities for career growth and development, to enhance leadership skills, and promote cross-functional networking.

Total Rewards

Payoneer is a people-centric company that rewards employees for our shared success. From a total rewards perspective, Payoneer offers a compensation and benefits package that is scalable, sustainable and equitable. The principle behind our total rewards approach is to attract, retain and engage top talent in a manner that will drive desired behaviors and increase business performance while nurturing the wellbeing of our employees. In so doing, we have built a pay for performance rewards strategy and also a governed framework that measures and monitors total rewards expenses in a fiscally responsible manner. Our annual compensation planning takes place right after our year-end performance review process where employees and managers share feedback to facilitate professional and career development and set professional and development goals for the year to come.

Payoneer’s Global Week of Good

Our workforce is passionate about serving the communities in which we live, work and operate. Our employees invest their time to make a positive social impact on those most in need. The success of our inaugural Global Day of Good in 2022 showed us that our team members are enthusiastic about volunteering. As a result, we expanded the breadth of these initiatives and, in November 2023, we launched our first Global Week of Good (GWOG).

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

We consider our digital payment platform, which provides payment, financial, merchant, working capital and other services to companies, marketplaces, e-commerce sellers, freelancers, and others, to be our proprietary technology. The development and management of our platform require sophisticated coordination among many specialized employees. We believe that duplication of this coordination by competitors or individuals seeking to copy our platform would be difficult. To protect our technology and our platform, we implement multiple layers of security and provide our service offerings from duplicate data centers in two jurisdictions.

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

Business Combination with FTAC Olympus Acquisition Corp.

On June 25, 2021 (the “Closing Date”), FTAC Olympus Acquisition Corp., a Delaware corporation consummated a Reorganization with us (the “Reorganization”). In connection with the closing of the Reorganization, we changed our name to Payoneer Global Inc. and became a publicly traded company.

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

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially adversely affected. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations. The risk factors described below should be read together with the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC.

Summary of the Material Risks Associated with Our Business

These risks include, but are not limited to, the following:

●	Our business depends on our strong and trusted brand, and failure to maintain and protect our brand, or any damage to our reputation, or the reputation of our partners, could have a material adverse effect on our business, financial condition or results of operations.
●	Our success depends on our ability to develop products and services to address or adapt to the rapidly evolving markets that we serve, and if we are not able to implement successful enhancements and new features for our platform, products and services, we could lose customers or have trouble attracting new customers, and our ability to grow may be limited.
●	Substantial and increasingly intense competition in the worldwide financial services and payments industry, including on pricing and payment alternatives, could materially adversely affect our margins, business and results of operations. Competitive activity by our partners and enterprise customers that insource payment services or directly compete against our services could materially adversely affect our business.
●	If we are unable to renew marketplace and enterprise customer contracts or to adjust certain contract components at favorable terms or we lose a significant enterprise or marketplace customer, or if an e-commerce marketplace were to prevent our customers from using our services to receive payments from such marketplace, our results of operations and financial condition may be materially adversely affected.
●	We are subject to risks associated with changes in interest rates, which could materially adversely affect our results of operations.
●	Our failure to manage our customer funds properly could materially harm our business.
●	Declines in e-commerce utilization generally, and any factors that reduce cross-border trade or cross-border digital commerce, make such trade or commerce more difficult or diminish e-commerce sales and/or limit activity of e-commerce marketplaces, could have a material adverse effect on our business, financial condition and results of operations.
●	Inflation can have a material adverse effect on our business and our customers.
●	Failure to effectively deal with bad, fraudulent or fictitious transactions and material internal or external fraud could materially negatively impact our business.
●	Use of our payment services for illegal purposes could materially harm our business.
●	Because we rely on third parties to provide services, including financial institutions and payment service providers, we could be materially adversely impacted if they fail to fulfill their obligations or if our arrangements with them are terminated and suitable replacements cannot be found on commercially reasonable terms or at all.
●	If we fail to comply with the applicable rules and policies of the payment network card schemes or the terms of a payment network card scheme license, they could seek to fine us, suspend us or terminate our participation license, which could materially adversely affect our business.
●	If we fail to comply with the applicable requirements of our counterparty financial institutions and banking partners, they could seek to suspend or terminate our accounts, which could materially adversely affect our business.
●	Our business may be materially adversely affected by geopolitical and other risks associated with global operations. As we continue to expand internationally, including within emerging markets, we may become more susceptible to these risks.
●	Cyberattacks and security vulnerabilities could result in material harm to our reputation, business, financial condition and results of operations, and unauthorized disclosure, destruction or modification of data, through cybersecurity breaches, computer viruses or otherwise, or disruption of our services, could expose us to liability and/or damage our reputation.

●	Our systems and our third-party providers’ systems may be subject to system failures or capacity constraints, and resulting interruptions in the availability of our platform, products, or services, including the accessibility of our solutions through mobile devices, could materially harm our business.
●	Our business is subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate, including (but not limited to) those governing cross-border and domestic money transmission, foreign exchange, privacy, data protection, banking secrecy, deposit taking, factoring, stored value and payment services (including payment processing and settlement services). The legal and regulatory requirements applicable to us are extensive, complex, frequently changing, and increasing in number, and may impose overlapping and/or conflicting requirements or obligations.
●	As a significant portion of our revenue is generated from China, any negative impact to our ability to serve customers based in China could materially adversely affect our results and exacerbate the other risks set forth herein.
●	Failure to comply with anti-money laundering, anti-bribery, economic and trade sanctions regulations and similar laws, could subject us to penalties and other material adverse consequences.
●	The trading market for our common stock may be volatile, and the market price and trading volume of our common stock may fluctuate materially.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business and Industry

Our business depends on our strong and trusted brand, and failure to maintain and protect our brand, or any damage to our reputation, or the reputation of our partners, could have a material adverse effect on our business, financial condition or results of operations.

We have developed a strong and trusted brand that has contributed significantly to the success of our business. We believe that maintaining and promoting our brand in a cost-effective manner is critical to achieving widespread acceptance of our products and services and expanding our base of customers.

Maintaining and promoting our brand will depend largely on our ability to continue to provide useful, reliable, secure, and innovative products and services, as well as our ability to maintain trust and remain a global payments leader. We may introduce, or make changes to, features, products, services, privacy practices, pricing, or terms of service that customers do not like, which may materially adversely affect our brand. Our brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business could be materially adversely affected.

We rely on relationships with marketplaces and enterprises to obtain and maintain customers. Our ability to acquire new customers could be materially harmed if we are unable to enter into or maintain these relationships on terms that are commercially reasonable to us, or at all.

Harm to our brand can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality, inadequate protection or misuse of personally identifiable information (“PII”), compliance failures and claims, litigation and other claims, and misconduct by our partners or other counterparties. We have been, from time to time and, may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our brand and deter customers from adopting our services. Any negative publicity about our industry or our company, the quality and reliability of our products and services, our compliance and risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory licensing and infrastructure, and the experience of our customers with our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain a strong and trusted brand, our business could be materially adversely affected.

Our success depends on our ability to develop products and services to address or adapt to the rapidly evolving markets that we serve, and if we are not able to implement successful enhancements and new features for our platform, products and services, we could lose customers or have trouble attracting new customers, and our ability to grow may be limited.

The markets for our products and services are characterized by constant and rapid technological changes, frequent introduction of new products and services, and increasing customer expectations. Our ability to update our platform, to enhance our current products and services and to develop and introduce innovative products and services can significantly affect our future success. We may not be successful in developing, marketing or selling new products and services or in updating our platform in a way that meets these demands or achieve market acceptance. We must anticipate and respond to these changes in order to remain competitive within our relevant markets. For example, our ability to provide innovative technology to our customers could have an impact on our pricing and the continued use of our platform, and new services and technologies that we develop may be impacted by industry-wide solutions and standards related to safety and security technologies and various regulatory requirements.

If we are unable to anticipate or respond or adapt to technological or regulatory changes or evolving industry standards and demands on a timely basis, our ability to remain competitive could be materially adversely affected. In addition, the success of certain of our products and services relies, in part, on marketplaces and other third parties offering or allowing the use of our products and services by their customers. If we are unsuccessful in offering products or services that gain market acceptance and compete effectively, or if marketplaces cease to offer or allow our products and services to their merchants or refuse to pay their merchants through our products and services, it would likely have a material adverse effect on our ability to retain existing customers, to attract new ones and to grow profitably.

Substantial and increasingly intense competition in the worldwide financial services and payments industry, including on pricing and payment alternatives, could materially adversely affect our margins, business and results of operations. Competitive activity by our partners and enterprise customers that insource payment services or directly compete against our services could materially adversely affect our business.

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

We are also facing competitive pressure from non-traditional payment service providers and other parties entering the payments industry, such as Google, Apple, Alibaba, Amazon and Facebook, who compete in one or more of the functions performed on our payment platform. These companies have significant financial resources and robust networks and are highly regarded by consumers. If these companies gain a greater share of total e-commerce payment transactions or if we are unable to successfully react to changes in the industry spurred by the entry of these new market participants, it could have a material adverse effect on our business, financial condition and results of operations. In addition, cryptocurrencies like Bitcoin and Ethereum; blockchain based payment systems like

Ripple; and central bank digital currencies, all have the potential to be used to support cross-border payments and could offer alternatives to businesses and other users and become more significant competition in the future.

If we are not able to differentiate our products and services from those of our competitors, provide added-value to our customers, or effectively and efficiently align our resources with our goals and objectives, we may not be able to compete effectively in the market.

If we are unable to renew marketplace and enterprise customer contracts or to adjust certain contract components at favorable terms or we lose a significant enterprise or marketplace customer, or if an e-commerce marketplace were to prevent our customers from using our services to receive payments from such marketplace, our results of operations and financial condition may be materially adversely affected.

A portion of our revenues is derived from SMBs that sell on or through large marketplaces and enterprise customers ecosystems. The loss of business associated or connected with a large marketplace or ecosystem could materially harm our business, results of operations and financial condition. For example, the payments our customers received from Amazon marketplaces around the world generated 25% of our revenues during the year ended December 31, 2023, and accordingly, should Amazon change its requirements, impose restrictions on sellers on its platform, or alter our status as an approved payment service provider, our financial condition and results of operations may be materially adversely impacted. For more information, please see Note 2 – Significant Accounting Policies, “Concentration of Risks”, to our consolidated financial statements included in Item 8-Financial Statements and Supplementary Data of this report.

To the extent we renew our existing marketplace and enterprise customer contracts or are required to adjust certain terms or components in existing contracts, such renewals or adjustments may be on less favorable terms than our existing contracts, which can materially impact revenue, expenses, profitability, and earnings. For example, in some cases, including arrangements with large enterprise customers, we earn fees at a prescribed rate for only a portion of the contract term and may renegotiate the rate of fees for the remainder of the term. Additionally, with certain of our enterprise customers, we utilize certain incentive structures to compensate the marketplace or enterprise for customer acquisition. As a result, the nature and profitability of these arrangements can vary throughout the periods of their term. Due to the variety of our arrangements with customers, and the different components, variability exists which can materially impact revenue, expenses, profitability, and earnings.

Our growth to date has been partially driven by the growth of our customers’ businesses. Should the rate of growth of our customers’ business slow or decline, this could have a material adverse effect on volumes processed and therefore on our results of operations. In addition, we experience customer attrition as a result of several factors, including business closures, transfers of customer accounts to our competitors and account closures that we initiate. We cannot predict the level of attrition in the future and our revenues could decline as a result of higher than expected attrition, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, should we not be successful in selling additional solutions, we may fail to achieve our desired rate of growth.

We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.

While we recorded net income for the year ended December 31, 2023, we incurred net losses of $12.0 million and $34.0 million in the years ended December 31, 2022 and 2021, respectively. We intend to continue to make significant capital and marketing investments in our business to support and drive growth. Each initiative may not result in increased revenue or growth on a timely basis or at all. Such initiatives include increasing spending on new and existing products and services. If we are unable to generate adequate revenue growth and manage our expenses, our results of operations and operating metrics may fluctuate and we may incur material losses, which could cause the market price of our common stock to materially decline.

We are subject to risks associated with changes in interest rates, which could materially adversely affect our results of operations.

A portion of our earnings are derived from interest income earned on both corporate funds and customer funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies and, of particular relevance for us, the Federal Reserve. Between 2022 and 2023, the Federal Reserve raised the benchmark interest rate by 525 basis points, which benefitted our earnings during the year ended December 31, 2023. Any future decline in interest rate levels (as currently anticipated by investment professionals and the Federal Reserve to begin occurring in 2024) and/or customer balances may reduce our ability to earn interest income on customer balances and/or corporate funds. While any such decline in interest rates may, generally speaking, be expected to encourage growth in economic activity, including consumer and business spending, this may not be sufficient to offset any adverse effect on our results of operations.

Our failure to manage our customer funds properly could materially harm our business.

We hold a substantial amount of funds belonging to our customers, including balances in customer accounts and funds in process of being remitted, at third party financial institutions. We hold, and in certain jurisdictions are required to hold and segregate, eligible liquid assets equal to at least 100% of the aggregate amount of all customer funds held by our licensed entities. Our ability to manage and accurately account for the assets underlying our customer funds and comply with applicable liquid asset requirements and applicable regulations requires a high level of internal controls. As our business continues to grow and we expand our product offerings, we must continue to strengthen our associated internal controls. Our success requires our customers’ confidence in our ability to properly manage customer balances and handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to appropriately manage our customer funds in compliance with applicable regulatory requirements could result in reputational harm, lead customers to discontinue or reduce their use of our products, and result in significant penalties and fines and additional restrictions, which could materially harm our business.

Since we hold the funds underlying our customer balances with multiple banks globally, we are also subject to the risk described elsewhere in this Risk Factor section that relates to the reliance on services provided by third parties

In addition, since we transfer large amounts of funds for our customers, our trustworthiness and reputation are fundamental to our business. The occurrence of any operational disruptions or errors due to, for example, software defects, service disruptions, employee misconduct, security breaches, or other similar actions, omissions or errors on our platform could result in material financial losses to our business and our customers, damage to our reputation, or termination of our agreements with financial institutions and partners, each of which could result in loss of customers; lost or delayed market acceptance and sales of our platform; legal claims against us; regulatory enforcement action; or diversion of our resources, including through increased service expenses or financial concessions, and increased insurance costs. There can be no assurance that the insurance we maintain will be available or sufficient to cover any losses. If we suffer significant losses or reputational harm as a result, our business, operating results, and financial condition could be materially adversely affected.

Declines in e-commerce utilization generally, and any factors that reduce cross-border trade or cross-border digital commerce, make such trade or commerce more difficult or diminish e-commerce sales and/or limit activity of e-commerce marketplaces, could have a material adverse effect on our business, financial condition and results of operations.

We generate significant portions of our volume by processing online payments from marketplaces and e-commerce platforms to merchants and from merchants’ utilization of the payments they receive. Any decline in e-commerce utilization could materially adversely affect our business. The extent of such impact will depend on a variety of highly uncertain factors that could lead to a decrease in e-commerce utilization, including general macroeconomic trends and global economic conditions, such as inflation and recessionary conditions impacting business and consumer spending, changes in government regulation, users’ access to the internet, user preference, consumer behavior, actual or perceived online security concerns or the effects of widespread health epidemics. For example, the COVID-19 pandemic drove a shift in buying patterns from brick and mortar stores to e-commerce, while the reopening of economies, coupled with inflation, supply chain disruptions and consumer purchasing behavior changes, drove a softening in e-commerce growth rates.

In addition, cross-border trade (i.e., transactions where the merchant and buyer are in different countries) is imperative to our business as a source of revenue and profits. Cross-border transactions generally provide payment providers higher revenues and operating income than similar transactions that take place within a single country or market. Cross-border trade also represents our primary (and in some cases, our only) presence in certain important markets. Cross-border trade is subject to, and may be negatively impacted by, foreign currency exchange rate fluctuations as well as other macro-economic conditions and governmental and other actions that restrict or otherwise impact such cross-border trade. In addition, the interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the merchant and of the buyer) are often extremely complicated in the context of cross-border trade and foreign exchange. Changes to or the interpretation and/or application of laws and regulations applicable to cross-border trade and foreign exchange could further impose additional requirements and restrictions, increase costs, and present conflicting obligations. Any factors that increase the costs of cross-border trade for us or our customers or that restrict, delay, or make cross-border trade more difficult or impractical, such as trade policy or higher tariffs, and general macroeconomic trends and global economic conditions, could reduce our cross-border transactions and volume, materially and negatively impact our revenues and profits and materially harm our business.

Inflation can have a material adverse effect on our business and our customers.

Inflation can have a major impact on our operations. Inflation decreases the value of money and can erode the purchasing power of individuals and businesses, making it more difficult for them to afford goods and services, and requiring them to spend a larger share of their wallet on essential purchases. Therefore, the growth in the e-commerce market and cross border-trading may be adversely affected by a high inflation environment, such as the one seen in the U.S. in recent years, and subsequently the volumes flowing through our platforms and earnings can be materially adversely impacted. Additionally, high or rapidly increasing inflation can also lead to uncertainty and instability in financial markets in general, which can materially adversely impact our financial performance.

Global pandemics and other major public health crises may materially impact our business, results of operations and financial condition.

Global pandemics, such as the COVID-19 pandemic, and other global public health issues may adversely and variably impact our operations and the operations of our customers and business partners locally and globally, and therefore our business, results of operations, and financial condition. For example, during the height of the COVID-19 pandemic, we were adversely affected by a decline in global travel and volatile global economy, while at the same time benefited from an increase in e-commerce transactions. The extent and materiality of such impact will depend on developments that are highly uncertain and difficult to predict, including, but not limited to, the duration, location and spread of an outbreak or crises, its severity, the actions to contain the pandemic or crises or treat its impact, the way an outbreak and the remedial measures taken in response affect consumer sentiment and spending behavior, and how quickly and to what extent normal economic and operating conditions can resume.

As our revenue has increased, our growth rate has slowed at times in the past and may slow or decline in the future. Future revenue growth depends on our ability to retain existing customers, attract new customers, and increase sales to both new and existing customers.

Our rate of revenue growth has slowed at times in the past and may decline in the future, and it may slow or decline more quickly or materially than we expect for a variety of reasons, including as a result of the risks described herein. Our customers have no obligation to continue to use our services, and we cannot assure you that they will. The difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer. Our customers’ payment processing activity with us may decrease for a variety of reasons, including customers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in the level of buyers transacting with our customers.

In addition, the growth of our business depends in part on existing customers expanding their use of our products and services. If we are unable to encourage customers to broaden their use of our services, our growth may slow or stop, and our business may be materially adversely affected. The growth of our business also depends on our ability to attract new customers, to encourage larger customers to use our products and services, and to introduce successful new products and services. We have invested and will continue to invest in improving our platform in order to offer better or new features, products and services, but if those features, products and services fail to be successful, our growth may materially slow or decline.

Failure to effectively deal with bad, fraudulent or fictitious transactions and material internal or external fraud could materially negatively impact our business.

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

Use of our payment services for illegal purposes could materially harm our business.

Our payment system is susceptible to potentially illegal or improper uses, including money laundering, terrorist financing, illegal online gambling, fraudulent sales of goods or services, illegal sales of marijuana and related business products, pharmaceuticals, cigarettes, weapons, obscene or pornographic materials, or the facilitation of other illegal activity. The use of our payment system for illegal or improper uses has and may from time to time subject us to fines, claims, or government and regulatory investigations, inquiries, or requests that could result in liability and reputational harm for us. Moreover, certain activity that may be legal in one jurisdiction may be illegal in another jurisdiction, and a customer may be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Changes in applicable laws and regulations have increased the penalties for intermediaries providing payment services for certain illegal activities, and government authorities may consider additional payments-related proposals from time to time. Owners of intellectual property or government authorities may seek to bring legal action against providers of payments solutions, including Payoneer, that may provide payment services in connection with the sale of products that actually or allegedly infringe, misappropriate or otherwise violate intellectual property. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could materially harm our business.

Because we rely on third parties to provide services, including financial institutions and payment service providers, we could be materially adversely impacted if they fail to fulfill their obligations or if our arrangements with them are terminated and suitable replacements cannot be found on commercially reasonable terms or at all.

We depend on third-party service providers and vendors for certain products and services, including components of our computer systems, software, data centers, risk tools and telecommunications networks, to conduct our business. Any changes in these systems that degrade the functionality of our products and services, impose additional costs or requirements, or give preferential treatment to competitors’ services, including their own services, could materially adversely affect usage of our products and services. We are also dependent on our relationships with a number of third-party financial institutions and payment processors for services such as payment, processing and clearing and settlement for the transactions we service. In the event our agreement with a third-party financial institution or non-financial institution is terminated, or if upon its expiration we are unable to renew the contract on terms favorable to us, or at all, it may be difficult for us to replace these services which may materially adversely affect our operations and profitability. Some of these organizations and third-party service providers provide similar services and technology to our competitors, and we do not have long-term or exclusive contracts with them.

Our systems and operations or those of our third-party service providers and software providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, cyber attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. In addition, we may be unable to renew our existing contracts with our most significant service providers or they may stop providing or otherwise supporting the products and services we obtain from them, and we may not be able to obtain these or similar products or services on the same or similar terms as our existing arrangements, if at all. The failure of our third-party service providers to perform their obligations and provide the products and services we obtain from them in a timely manner for any reason could materially adversely affect our operations and profitability due to, among other consequences: loss of revenues; loss of customer data, including PII; fines imposed by payment networks; harm to our business or reputation resulting from negative publicity; exposure to fraud losses or other liabilities; additional operating and development costs; or diversion of management, technical and other resources.

In addition, we depend on counterparty financial institutions and payment service providers to support our operations. We have significant amounts of cash, cash equivalents, receivables and other current assets outstanding, including assets underlying our customer balances and other investments on deposit or in accounts with banks or other financial institutions in the United States and other countries in which we operate. We regularly monitor our exposure to counterparty credit risk, and actively manage this exposure to mitigate the associated risk. Despite these efforts, we may be, and have been, exposed to the risk of default by, or deteriorating operating results or financial condition or failure of, these counterparty financial institutions. The risk of counterparty default, deterioration, or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one or more of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover our assets that are deposited, held in accounts with, or otherwise due from, such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings, as has previously occurred, and we could incur significant losses or suffer reputational damage, which could materially and negatively impact our results of operations and financial condition.

If we fail to comply with the applicable rules and policies of the payment network card schemes or the terms of a payment network card scheme license, they could seek to fine us, suspend us or terminate our participation license, which could materially adversely affect our business.

Payoneer (through our subsidiaries), is licensed by Mastercard as a card issuer and is engaged with other Mastercard-licensed card issuers and is registered as a card program manager. Payoneer is also (through subsidiaries) registered as a payment facilitator with Mastercard and Visa and is engaged and registered with several acquirers as a merchant. As such, we are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for certain acts or omissions by us. In addition, we are subject to the Payment Card Industry (“PCI”) Data Security Standard enforced by the major card brands, and are listed with Mastercard as an SDP compliant service provider.

The failure to comply with these rules can result in the imposition of monetary fines, which could be material, and our member registrations or certifications could be suspended or terminated. The suspension or termination of our member registrations or certifications, or any changes to the association and network rules, that we do not successfully address, or any other action by the card networks to restrict our ability to process transactions over such networks, could limit our ability to provide transaction processing services to customers and result in a reduction of revenue or increased costs of operation, which, in either case, could have a material adverse effect on our business and results of operations. Our removal from networks’ lists of Data Security Standard compliant service providers could mean that existing customers, partners or other third parties may cease using or referring our services. Also, prospective customers, partners or other third parties may choose not to consider us for their processing needs. In addition, the card networks could refuse to allow us to process through their networks. Any of the foregoing could materially adversely impact our business, financial condition or results of operations.

Changes to these network rules or how they are interpreted could have a material impact on our business and financial results. For example, from time to time, card associations and debit networks, including the card networks which we operate under, increase the processing and other fees (including what is commonly known as “interchange fees”) that they charge. It is possible that competitive pressures will result in us absorbing a portion of such increases in the future, or result in us not being able to increase our own fees, which would increase our operating costs, reduce our profit margin, limit our growth, and may materially adversely affect our business, results of operations and financial condition. In addition, the various card associations and networks prescribe certain capital requirements. Any increase in the capital level required would further limit our use of capital for other purposes. Future changes to or interpretations of the network rules that are inconsistent with the way we currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes, the networks could pass on fines and assessments in respect of fraud or chargebacks related to our customers or disqualify us from processing transactions if satisfactory controls are not maintained, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to comply with the applicable requirements of our counterparty financial institutions and banking partners, they could seek to suspend or terminate our accounts, which could materially adversely affect our business.

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

Our financial institution partners’ discretionary actions under these agreements and relationships could impose material limitations to, or have a material adverse effect on, our business, financial condition and results of operations. Without these relationships, we would not be able to process payments or settle transactions in relevant markets, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, our financial results could be materially adversely affected if our costs associated with such relationships materially change or if any penalty or claim for damages is imposed as a result of our breach of the agreement with them or their other requirements.

Our business may be materially adversely affected by geopolitical and other risks associated with global operations. As we continue to expand internationally, including within emerging markets, we may become more susceptible to these risks.

Our business is subject to risks associated with doing business internationally. Operating in or providing services to customers in foreign countries, including Israel, Greater China and other Asian countries, Ukraine and other European countries, subjects us to multiple risks that may have a material adverse effect on our results of operations, including:

●	geopolitical events, including acts of war, nationalism and terrorism, natural disasters, public health issues (such as the COVID-19 pandemic and its variants), social unrest or human rights issues;
●	differing local product preferences and product requirements;
●	partial or total expropriation of international assets;
●	economic sanctions and trade protection measures, including tariffs or import-export restrictions, or boycott;
●	differing enforceability and protection of intellectual property and contract rights;
●	different, uncertain, or more stringent user protection, data protection, privacy, and other laws; and
●	potentially negative consequences from changes in or interpretations of tax laws or policies.

For example, the war in Ukraine and the subsequent economic sanctions imposed on Russia, Belarus and certain territories in Ukraine have, and may continue to negatively impact our revenue derived from services provided to customers from impacted countries. In addition, our banking partners ceased their operations in Russia, and subsequently we ceased to provide services to customers in Russia, and we have limited our payment services to Belarus customers. It is not possible to predict the broader consequences of this conflict, but the continuation or further escalation of the conflict, along with any expansion to surrounding areas, may have a material adverse effect on our results of operations.

Additionally, approximately 60% of our global employee base, including certain management members and approximately 80% of our research and development resources, are employed by our Israel subsidiary, Payoneer Research & Development Ltd. Accordingly, political, economic, military, and regional conflict conditions in Israel and the surrounding region may directly affect our business and operations. In October 2023, in response to Hamas’ attack on Israel from the Gaza Strip, Israel declared war on Hamas. Concurrently, hostilities between Israel and Hezbollah ensued in the northern border. The evolving conflict is likely to impact economic activity in the region and could impact revenues from customers located in the region. Our operations could also be disrupted by the prolonged absence of a large number of employees due to Israel military service call-ups. The situation in the region remains highly uncertain and there is the possibility that the conflict could worsen or expand which could, in turn, further impact economic conditions in Israel and in the broader region. While revenues derived from customers based in Israel were insignificant for the year ended December 31, 2023 and at this time, an insignificant portion of our Israeli workforce have been called to military reserve duty; and while we have business continuity plans in place, including contingencies to cover impacted roles and technology infrastructure redundancy—any further escalation, expansion, or prolonged continuation of the ongoing conflict has the potential to impact our operations as well as the broader global economy and may have a material adverse effect on our results of operations.

Violations of the complex foreign and United States laws, rules and regulations that apply to our international operations, including violations of any sanctions, can result, as applicable, in fines, criminal actions, or sanctions against us, our officers, or our employees, or other enforcement actions; prohibitions or limits on the conduct of our business; the diversion of operational resources; and damage to our reputation. Our policies and procedures may not be effective in preventing violations by our employees, contractors, vendors or agents. These risks are inherent in our international operations and their expansion may increase our costs of doing business internationally, and could materially harm our business, results, and reputation. In addition, we may from time to time undertake projects and make investments in countries in which we have little or no previous investment or operating experience. We may not be able to fully or accurately assess the risks of investing in such countries, or may be unfamiliar with the laws and regulations in such countries governing its investments and operations. As a result, we may be unable to effectively implement our strategy in new jurisdictions. Investment opportunities in certain jurisdictions also may be restricted by legal limits on foreign investment in local assets or classes of assets.

We are dependent upon consumers’ continued and unimpeded access to the internet, and upon their willingness to use the internet for commerce.

Our success depends upon the general public’s ability to access the internet and its continued willingness to use the internet as a means to pay for purchases, communicate, research and conduct commercial transactions, including through mobile devices. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the internet, including changes to laws or regulations impacting internet neutrality, could decrease the demand for our products and services, increase our operating costs, or otherwise materially adversely affect our business. Given uncertainty around these rules, we could experience discriminatory or anticompetitive practices that could impede both our and our merchants’ growth, increase our costs or materially adversely affect our business. If consumers or merchants become unable, unwilling or less willing to use the internet for commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the internet, internet outages or delays, disruptions or other damage to merchants’ and consumers’ computers, increases in the cost of accessing the internet and security and privacy risks or the perception of such risks, our business could be materially adversely affected.

Cyberattacks and security vulnerabilities could result in material harm to our reputation, business, financial condition and results of operations, and unauthorized disclosure, destruction or modification of data, through cybersecurity breaches, computer viruses or otherwise, or disruption of our services, could expose us to liability and/or damage our reputation.

We are subject to a number of legal requirements, regulations, contractual obligations and industry standards regarding security, data protection and privacy and any failure to comply with these requirements, regulations, obligations or standards could have a material adverse effect on our reputation, business, financial condition and operating results.

In conducting our business, we collect, process, transmit, store, use and share sensitive business information and PII about our customers, financial institution partners, vendors, and other parties. This information may include account access credentials, credit and debit card numbers, bank account numbers, social security numbers, passport/ID numbers, driver’s license numbers, names and addresses and other types of sensitive business information or PII, including copies of documents thereof. Some of this information is also collected, processed, stored, used, shared and transmitted by our software and financial institution partners, third-party service providers to whom we outsource certain functions and other vendors. We have certain responsibilities to payment networks and their member financial institutions for any failure, including the failure of our associated third-party service providers, to protect this information. Information security risks for financial and technology companies such as ours have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Because of our position in the payments value chain, we believe that we are likely to continue to be a target of such threats and attacks. Additionally, geopolitical events and resulting government activity could also lead to information security threats and attacks by affected jurisdictions and their sympathizers. As artificial intelligence capabilities continue to evolve, they may be used to identify vulnerabilities and craft sophisticated cybersecurity attacks. Vulnerabilities may be introduced from the use of artificial intelligence by us, our customers, vendors and other business partners and third-party providers. If these attempts are successful it could lead to the compromise of sensitive or confidential business information or PII.

In addition, our products, services and customers may themselves be targets of cyberattacks that attempt to sabotage or otherwise disable them, and the defensive and preventative measures we take ultimately may not be able to effectively detect, prevent, or protect against or otherwise mitigate losses from all cyberattacks. Any such breach or attack could compromise our platform, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products and services. Additionally, in case of such breach, the information stored on our platform could be accessed, publicly disclosed, lost, or stolen, which could subject us to substantial liability and cause us material financial harm. These breaches, or any perceived breach, may also result in damage to our reputation, negative publicity, loss of key business relationships and sales, increased costs to remedy any problem (including repairing system damage, increasing security protection costs by deploying additional personnel and modifying or enhancing our protection technologies and investigating and remediating any information security vulnerabilities), regulatory inquiries and investigations, customer complaints and costly litigation and legal expenses, and may therefore adversely impact market acceptance of our products and materially adversely affect our business, financial condition or results of operations.

We have in the past, and may in the future, be the target of malicious third-party attempts to identify and exploit system vulnerabilities, and/or penetrate or bypass our security measures, in order to gain unauthorized access to our platform and systems. If these attempts are successful it could lead to the compromise of sensitive or confidential business information or PII. The systems and procedures we have in place to defend against intrusion and attack and to protect our data may not be sufficient to counter all current and emerging technology threats.

Our computer systems and the computer systems of our third-party service providers and software partners have been, and in the future could be, subject to breaches, and our data protection measures may not prevent unauthorized access. While we believe the procedures and processes we have implemented to handle an attack are adequate, the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect. In addition, increased remote operations creates an additional risk of attack while decreasing our ability to monitor. Threats to our systems and associated third-party systems can originate from human error, fraud or malice on the part of employees or third-parties, or simply from accidental technological failure. Computer viruses and other malware can be distributed and could infiltrate our systems or those of third-party service providers. In addition, denial of service attacks, phishing scams, social engineering, ransomware theft, cyber-attacks created through or due to use of artificial intelligence or other attacks could be launched against us or our customers for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive measures and training may not prevent unplanned downtime, unauthorized access or unauthorized use of sensitive business data or PII. While we maintain cyber errors and omissions insurance coverage that covers certain aspects of cyber risks, our insurance coverage may be insufficient to cover all losses. The successful assertion of one or more large claims against us in this regard that exceed our available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our reputation and our business, financial condition and results of operations. We also cannot ensure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. Further, while we select our third-party service providers carefully, we do not control their actions. Any problems experienced by these third-parties, including those resulting from breakdowns or other disruptions in the services provided by such parties or cyber-attacks and security breaches, could materially adversely affect our ability to service our customers or otherwise conduct our business.

Further, use of technologies based on artificial intelligence by our employees, whether authorized or unauthorized, may increase the risk that PII, our intellectual property and other proprietary information will be unintentionally disclosed, compromised, or that we may infringe on the intellectual property rights of others. We could also be subject to liability for claims relating to misuse of PII, such as unauthorized marketing purposes and violation of consumer protection or data privacy laws. In addition, federal, state and foreign rules and regulations may require us to notify individuals of data security incidents involving certain types of PII or information technology systems. We cannot provide assurance that the contractual requirements related to security and privacy that we impose on our service providers who have access to customer data will be followed or will be adequate to prevent the unauthorized use or disclosure of such data. In addition, we have agreed in certain agreements to take certain protective measures to ensure the confidentiality of customer data. The costs of systems and procedures associated with such protective measures may increase and could adversely affect our ability to compete effectively. Any failure to adequately enforce or provide these protective measures could result in liability, protracted and costly litigation, governmental and card network intervention and fines and, with respect to misuse of PII of our customers, lost revenue and reputational harm.

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

Furthermore, we have in the past and may in the future face trademark registration objections, or claims of infringement, misappropriation or other violation of third-party intellectual property rights that could interfere with our ability to market and promote our brands, products and services. The risk of future claims of infringement or misappropriation may increase as we deploy artificial intelligence capabilities within our platform. Any litigation to enforce our intellectual property rights or defend ourselves against claims of infringement of third-party intellectual property rights, even those without merit and regardless of the outcome, could be costly, divert attention of management and may not ultimately be resolved in our favor. Moreover, if we are unable to successfully defend against claims that we have infringed the intellectual property rights of others, we may be prevented from using or required to redesign certain intellectual property, pay substantial amounts to satisfy judgments or settle claims or lawsuits, obtain a license to continue commercializing or using the applicable technologies, products and services, pay substantial royalty or licensing fees, satisfy indemnification obligations that we have with certain parties with whom we have commercial relationships, or may be liable for damages, which in turn could materially adversely affect our business, financial condition or results of operations.

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

In addition, we use open-source software in connection with our proprietary software and expect to continue to use open-source software in the future. Some open-source licenses require licensors to provide source code to licensees upon request, prohibit licensors from charging a fee to licensees or require licensors to make available any derivative works of the open-source code on unfavorable terms or at no cost, and we may be subject to such terms. While we try to insulate our proprietary code from the effects of such open-source license provisions, we cannot guarantee we will be successful. Accordingly, we may face claims from others claiming ownership of, or seeking to enforce the license terms applicable to such open-source software, including by demanding release of the open-source software, derivative works or our proprietary source code that was developed or distributed with such software. In addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could materially harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.

These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which could have a material negative effect on our business and results of operations. In addition, if the license terms for the open-source code change, we may be forced to re-engineer our software or incur additional costs.

Our products and services may not function as intended due to errors in our or our third-party providers’ software, hardware, and systems, product defects, or due to security breaches or human error in administering these systems, which could materially adversely affect our business.

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

Additionally, electronic payment products and services, including ours, have been, and could continue to be in the future, specifically targeted and penetrated or disrupted by hackers, as described elsewhere in this section. Because the techniques used to obtain unauthorized access to data, products, and services and to disable, degrade, or sabotage them change frequently and may be difficult to detect or remediate for long periods of time, we and our customers may be unable to anticipate these techniques to implement adequate preventative measures to stop them. If we, our customers or third-party service providers are unable to anticipate or prevent these attacks, our customers’ businesses may be harmed, our reputation could be damaged, and we could incur significant liability.

Our systems and our third-party providers’ systems may be subject to system failures or capacity constraints, and resulting interruptions in the availability of our platform, products, or services, including the accessibility of our solutions through mobile devices, could materially harm our business.

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

We have experienced and will likely continue to experience denial-of-service and other cyberattacks, system failures, security incidents, and other events or conditions that interrupt the availability or reduce the speed or functionality of our products and services. These events may result in material loss of revenue. In addition, they could result in significant expense to repair or replace damaged equipment and remedy resultant data loss or corruption. A prolonged interruption in the availability or reduction in the speed or other functionality of our products or services could materially harm our reputation and business. Frequent or persistent interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and business. Moreover, to the extent that any system failure or similar event results in damages to customers or their businesses, these customers could seek compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

A significant natural or man-made disaster could have a material adverse impact on our business. The insurance we maintain may not be sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Significant natural or other disasters could also have a material adverse impact on our sellers, which, in the aggregate, could in turn materially adversely affect our results of operations.

Our risk management framework, including our counterparty risk management, may not be fully effective in mitigating our risk exposure against all types of risks.

We operate in a rapidly changing industry. Accordingly, our risk management policies and procedures may not be fully effective to identify, monitor and manage risks our business encounters due to the likelihood and velocity of existing risks occurring and the rise of new risks. In addition, when we introduce new services, focus on new business types, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and reserve accurately for those losses. If our policies and procedures are not fully effective or we are not successful in identifying and mitigating all risks to which we are or may be exposed, we may suffer uninsured liability, harm to our reputation or be subject to litigation or regulatory actions that could materially adversely affect our business, financial condition or results of operations. For example, if our security measures prove insufficient, our business may be materially adversely affected. In addition, bad actors around the world use increasingly sophisticated methods to engage in illegal activities involving personal data, such as unauthorized use of another’s identity or payment information, account takeover, unauthorized acquisition or use of credit or debit card details and other fraudulent use of another’s identity or information.

We offer our payment services to a large number of customers. We are responsible for vetting and monitoring these customers and determining whether the transactions we process for them are lawful and legitimate. When our products and services are used to process illegitimate transactions, and we settle those funds to recipients and are unable to recover them, we suffer losses and liability. These types of illegitimate, as well as unlawful, transactions can also expose us to governmental and regulatory sanctions in various jurisdictions (including U.S. anti-money laundering and economic sanctions violations). The highly automated nature of, and liquidity offered by, our payment services make us a target for illegal or improper uses, including fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card or bank account numbers, or other deceptive or malicious practices, including the hacking of bank accounts, can potentially steal significant amounts of money from businesses like ours. In configuring our services, we face an inherent trade-off between security and customer convenience. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. As a greater number of larger merchants and customers use our services, we expect our exposure to material or significant losses from a single merchant or customer, or from a small number of merchants or customers, to increase. Moreover, we rely on third-party service providers, such as non-financial institutions and payment service providers, and our risk management policies and processes may not be sufficient to monitor compliance by such third parties with applicable laws and regulations, including anti-money laundering laws. We may incur significant costs with respect to monitoring third-party service providers. Furthermore, if our risk management policies and processes contain errors or are otherwise ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially adversely affected.

Our results of operations may be materially adversely affected by changes in foreign currency exchange rates.

We are subject to risks related to changes in currency rates as a result of our international operations and from revenues generated in currencies other than the United States dollar. Our results of operations may be materially adversely affected by such international operations as a result of changes in foreign currency exchange rates.

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

In addition, our ability to optimize foreign exchange revenues as part of the payment delivery process may be adversely affected due to foreign exchange market and regulatory conditions outside of our control, as a result of which revenue and profit may materially decrease as compared to prior periods. In addition, we may become subject to exchange control regulations that restrict or prohibit the conversion of our foreign revenue currencies into United States dollars. Any of these factors could decrease the value of revenues and earnings we derive from our international operations and have a material adverse effect on our business.

Changes and evolving requirements in tax laws or their interpretation, including as applied to us and our customers, could have a material adverse affect on our business.

As a multinational organization operating in multiple jurisdictions, including but not limited to the U.S., the EU, the UK, Israel and Hong Kong, we are subject to increasingly complex tax laws and regulations in several jurisdictions, the application of which can be uncertain. The amount of taxes we are required to pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws, potential disputes around transfer prices implemented and precedents, which could have a material adverse effect on our business. Such material adverse effect may include the value of any tax loss carryforwards, tax credits recorded on our balance sheet, the amount of our cash flow, our liquidity, financial condition and results of operations.

An increasing number of jurisdictions have enacted, or are planning to enact, tax legislation consistent with the Organization for Economic Co-operation and Development’s (“OECD”) proposal for a global minimum tax of 15% on reported profits (Pillar Two of the OECD Model Rules). Such legislation is intended to increase revenues from taxes and is generally effective for tax years beginning in January 2024. Our effective tax rate and cash tax payments may be adversely affected in future years as a result of these changes. Many of the jurisdictions in which we conduct business have detailed transfer pricing rules, which require contemporaneous documentation establishing that all transactions with non-resident related parties be priced using arm’s length pricing principles. Tax authorities in these jurisdictions could challenge our related party transfer pricing policies and, consequently, the tax treatment of corresponding expenses and income. If any tax authority were to be successful in challenging our transfer pricing policies, we may be liable for additional corporate income tax, withholding tax, indirect tax and penalties and interest related thereto, which may have a material impact on our results of operations and financial condition.

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

Furthermore, companies in the electronic payments industry, including us, may become subject to incremental taxation in various tax jurisdictions. The cost to comply with such laws or regulations could be significant. Taxing jurisdictions have not yet adopted uniform positions on this topic. We could be required to collect additional sales, use, value added, digital services, equalization levy or other similar taxes, either direct or indirect, or be subject to other liabilities that may increase the costs our customers would have to pay for our products and services and materially adversely affect our results of operations. If we are required to be responsible for payment of such additional taxes and are unable to pass such taxes or expenses through or collect them from our customers, our costs would increase, and our net income (loss) may be materially reduced.

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

We fund our Working Capital product offering through a mix of balance sheet cash and borrowings under our warehouse financing facility. Our warehouse financing facility contains certain financial covenants and restrictions, and future warehouse facilities (if any) may contain similar covenants and restrictions. Our failure to comply with such restrictions could result in an event of default, which could adversely affect our access to liquidity to support our Working Capital activity.

The Working Capital products we provide are generally in the form of “merchant capital advances,” i.e., purchase of future unsecured receivables from our customers. There is no economic recourse to us in the event that the future receivables are not generated. Adverse changes in macroeconomic conditions or performance of our customers’ business could cause some of our customers who utilize our Working Capital products to cease operating or to experience a decline in their payment receipts, thereby rendering the receivables lower than the amount advanced and/or causing the repayment period to be extended beyond the original settlement term. With a merchant capital advance, the speed of settlement determines our effective yield, so any extension of settlement periods would be expected to reduce the effective yield we receive on such product. Further, we devote resources to collecting, and from time to time are unable to recover, some purchased receivables. In addition, adverse changes in macroeconomic conditions could lead to a decrease in the number of our customers who are eligible for our Working Capital products.

Merchant capital advances are subject to limited regulatory scrutiny in most jurisdictions, but some regulatory bodies may take a view that merchant capital advances should be subject to licensing requirements. Under such circumstances, or if the terms upon which we are able to offer merchant capital advances were required to be changed in order to comply with any requirements imposed by a regulatory body, we may need to pursue changes to the current model or pursue an alternative model for providing our Working Capital products. Substantial changes of the model may lead to a loss or modification of our financing facilities and as a result this portion of our business may be materially adversely affected.

Our current and future indebtedness may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

We and our subsidiaries may incur substantial indebtedness in the future. Agreements evidencing or governing any future indebtedness, and our existing Warehouse Facility (as described in greater detail under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity”, and Note 11 (Debt) to our audited consolidated financial statement included elsewhere in this Annual Report on Form 10-K), contain or may contain financial restrictions on us and our subsidiaries. If we are unable to service our debt and other obligations from cash flows, we may need to refinance or restructure all or a portion of such obligations prior to maturity. Our ability to refinance or restructure our debt and other obligations will depend upon the condition of the capital markets and our financial condition at such time, including interest rates, which could increase the cost of refinancing debt and incurring new debt. Any refinancing or restructuring may also require us to comply with more onerous covenants, which could further restrict our business operations. If our cash flows are insufficient to service our debt and other obligations, we may not be able to refinance or restructure any of these obligations on commercially reasonable terms or at all and any refinancing or restructuring could have a material adverse effect on our business, results of operations, or financial condition.

Climate change and environmental issues could materially adversely affect our operations, business, customers and partners.

Concerns over the risks associated with climate change and environmental matters have been growing in recent years, and are at the center of rapidly evolving rule-making in the United States and abroad. Customers, investors, partners, and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) practices. While, to date, we have not identified a material impact on our results and operations, we acknowledge that physical events, such as extreme weather and natural disasters, could disrupt our operations or those of our customers, partners, or third parties on which we rely, and may result in market volatility, shift in customer purchasing behaviors and travel patterns, and materially adversely impact our business. In addition, current and emerging ESG-related regulations, such as mandated disclosures or requirements to reduce carbon footprint, may result in increased compliance requirements, which may increase our costs.

Regulatory Risks Related to Payoneer

Our business is subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate, including (but not limited to) those governing cross-border and domestic money transmission, foreign exchange, privacy, data protection, banking secrecy, deposit taking, factoring, stored value and payment services (including payment processing and settlement services). The legal and regulatory requirements applicable to us are extensive, complex, frequently changing, and increasing in number, and may impose overlapping and/or conflicting requirements or obligations.

Financial and political events have increased the level of regulatory scrutiny on the payments industry, and regulatory bodies may view matters or interpret laws and regulations differently than they have in the past and in a manner adverse to our business. Our success and increased visibility may result in increased regulatory oversight and tighter enforcement of rules and regulations that may apply to our business. Governments and regulators may impose new regulatory requirements in a range of areas that, among other things, may:

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

Any failure or perceived failure to comply with existing or new laws and regulations (including changes to or expansion of the interpretation of those laws and regulations), including those discussed in this risk factor, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and other enforcement actions in one or more jurisdictions; result in additional compliance and licensure requirements; increase regulatory scrutiny of our business; restrict our operations; force us to change our business practices, make product or operational changes or delay planned product launches or improvements. The foregoing could, individually or in the aggregate, expose us to significant liability, impose significant costs, require us to expend substantial resources, increase the cost and complexity of compliance, damage our brand and business, make our products and services less attractive, result in the loss of customers, limit our ability to grow the business, materially adversely affect our results of operations, and harm our reputation. The complexity of existing U.S. federal and state and foreign regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving U.S. and international regulatory environment, could result in a single event giving rise to a large number of overlapping investigations and legal and regulatory proceedings and enforcement actions by multiple government authorities in different jurisdictions. We have implemented policies and procedures designed to help ensure compliance with applicable laws, and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations.

We have obtained licenses to operate in multiple jurisdictions around the world. We hold licenses in the United States, Europe, the United Kingdom, Japan, Australia, Hong Kong, and Singapore. From time to time, we interact with our regulators concerning the interpretation or application of certain regulatory requirements. In addition, we are obligated to self-report when we exceed the parameters or constraints of our licenses. In the past, these matters have not had a material adverse effect on our business, but no assurance can be given that future disagreements or disputes will not have a material adverse effect on our business.

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

We provide our services to customers in the European Economic Area through our Irish subsidiary, Payoneer Europe Limited (“Payoneer Europe”). Payoneer Europe is licensed by the Central Bank of Ireland as an Electronic Money Institution and has completed the “passport” notification processes in all European Economic Area countries. Payoneer Europe is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money-laundering, capitalization, funds management, corporate governance, privacy, data protection, information security, banking secrecy, taxation, sanctions, or other requirements imposed on Irish e-money institutions. The regulators in any country in which we provide services could seek to persuade the regulators that have granted us a license to require us to operate through a local branch. In addition, European Union laws and regulations are typically subject to different and potentially inconsistent interpretations by the countries that are members of the European Union. Such actions can make compliance more costly and operationally difficult to manage.

In the United Kingdom, Payoneer Payment Services (UK) Ltd. (“Payoneer United Kingdom”) is licensed by the Financial Conduct Authority as an Electronic Money Institution. In Japan, Payoneer Japan Ltd. (“Payoneer Japan”) is licensed as a Registered Fund Transfer Service Provider. In Australia, Payoneer Australia Pty. Ltd. (“Payoneer Australia”) is licensed by the Australian Securities and Investments Commission as a provider of a non-cash payment products. In Hong Kong, Payoneer Hong Kong Limited (“Payoneer Hong Kong”) is licensed as a Money Service Operator. In Singapore, Payoneer Singapore Pte Ltd (“Payoneer Singapore”) is licensed as a Major Payment Institution License by the Monetary Authority of Singapore. Accordingly, these entities are subject to significant fines or other enforcement action if any of the entities violate the product disclosure, reporting, anti-money laundering, capitalization, privacy, corporate governance or other requirements imposed by their respective regulators.

In India, we are registered as an Online Payment Gateway Service Provider, approved by the Reserve Bank of India, for the purpose of facilitating certain import and export payments for Indian residents.

In many of the markets in which we do business, we serve our customers through a company licensed in a different jurisdiction. It is unclear and uncertain whether our services are subject to regulatory oversight only in the jurisdictions in which they are licensed or if our services are subject to the laws of the jurisdiction in which our customer is based. We have been and expect to continue to be required to apply for various licenses, certifications and regulatory approvals in countries other than ones in which we have already obtained a license. There can be no assurance that we will be able to obtain such licenses in the future, and the failure to obtain such licenses could have a material adverse effect on our business. Even if we can obtain such licenses, there are substantial costs and potential product changes involved in maintaining such licenses, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements.

In many countries it may not be clear whether we are required to be licensed as a payment services provider, financial institution or otherwise. In such markets, we may rely on local banks or licensed payment service providers to process payments and conduct foreign exchange transactions in local currency. Local regulators may use their power to slow or halt payments to our customers in those jurisdictions. Such regulatory actions or the need to obtain licenses, certifications or other regulatory approvals could impose substantial costs and involve considerable delay in the provision or development of our services in a given market, or could require significant and costly operational changes, or prevent us from providing any services in a given market.

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

As a significant portion of our revenue is generated from China, any negative impact to our ability to serve customers based in China could materially adversely affect our results and exacerbate the other risks set forth herein.

Our services to customers from Greater China generated approximately 35% of our revenue for the year ended December 31, 2023. This geographic concentration in our business creates exposure to local economic and political conditions. We are vulnerable to economic downturns or changing political landscapes in China, the Hong Kong Special Administrative Region and Taiwan. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our financial condition or results of operations.

We currently support customers based in China through our partnerships with banks and licensed payment providers that are regulated by the People’s Republic of China and are licensed by the People’s Bank of China (the “PBOC”) and the State Administration of Foreign Exchange. We do not currently hold a license to operate in China, but understand that recent PBOC and Chinese legislation will require foreign companies that provide certain services to Chinese customers to have a local license, and a failure by us to have acquired such a license by the time the PBOC may require Payoneer to have such a license could have a material adverse effect on our business. Accordingly, we have been working to obtain a local license through an acquisition of a local licensed entity. The closing of the acquisition is subject to governmental registrations and approvals and to customary closing conditions. Even if we can obtain such license, there are substantial costs and potential product changes involved in maintaining such license, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, or corporate governance requirements. Any change in regulation or legal requirements in China that restricts the services we can provide to customers operating in China may lead to a decrease in revenue and materially adversely affect our results of operation and financial condition.

Failure to comply with anti-money laundering, anti-bribery, economic and trade sanctions regulations and similar laws, could subject us to penalties and other material adverse consequences.

We are subject to various anti-money laundering, anti-bribery, economic and trade sanctions regulations and similar laws, and our failure to comply with such laws and regulations could subject us to penalties and other material adverse consequences.

U.S. and other regulators globally continue to increase their scrutiny of compliance with these obligations, which requires us to continually monitor and update our compliance program, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. Many countries in which we operate also have anti-money laundering and counter-terrorist financing laws and regulations, and we have been and continue to be required to make changes to our compliance program in various jurisdictions in response. The European Commission, for example, from time to time introduces revisions to the Anti-Money Laundering Directives, which make compliance more costly and operationally difficult to manage. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers and any change in such thresholds could result in greater costs for compliance.

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

We routinely report to the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) on payments we have rejected or blocked pursuant to OFAC sanctions regulations and on any possible violations of those regulations. Any transactions we process in violation of OFAC sanctions regulations could result in claims or actions against us including litigation, injunctions, damage awards, fines or penalties, or require us to change our business practices that could result in a material loss, require significant management time, result in the diversion of significant operational resources or otherwise materially harm our business. Violation of OFAC sanctions regulations that OFAC determines to be egregious can result in significant statutory penalties in addition to harm to our reputation. We have made in the past, and may make in the future, disclosures related to potential violations of OFAC sanctions regulations. For example, in February 2016, we submitted a disclosure to OFAC about certain payments to the Crimea region of Ukraine and other OFAC target countries, and have subsequently entered into settlements relating to the foregoing matter which included monetary settlements.

We may provide services to customers in foreign countries where companies often engage in business practices that are prohibited by United States and other regulations applicable to us. We are subject to anti-corruption laws and regulations, including the Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit the making or offering of improper payments to foreign government officials and political figures, including anti-bribery provisions enforced by the Department of Justice. These laws prohibit improper payments or offers of payments to foreign governments and their officials and political parties by United States persons or companies for the purpose of obtaining or retaining business. We have implemented policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations; however, there can be no assurance that all of our employees, consultants and agents, including those that may be based in or from countries where practices that violate U.S. or other laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible.

Our business is subject to complex and evolving regulations and oversight, in relation to privacy and data protection. Failure to comply with applicable data protection laws and regulations could subject us to fines and reputational harm and could materially adversely affect our results of operations.

As part of our business, we process PII, also referred to under certain regulations as personal data or personal information, and other potentially sensitive and/or regulated data from our employees, customers, the vendors we work with and others. Laws and regulations in the United States, Europe and around the world restrict how personal information is collected, processed, stored, transferred, used and disclosed, as well as set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure and sale of their protected personal information. Several foreign jurisdictions, including the European Economic Area (EEA) member states and the United Kingdom, have laws and regulations which are more restrictive in certain respects than those in the United States. For example, the EU General Data Protection Regulation, or GDPR, which came into force on May 25, 2018, implemented stringent operational requirements for the processing of personal data. In addition, the European e-Privacy Directive requires EEA member states to regulate marketing by electronic means and the use of web cookies and other tracking technology. Each EEA member state has transposed the requirements of these directives into its own national data privacy regime, and therefore the laws may differ between jurisdictions. This directive is under reform and is expected to be replaced in the future by a regulation which should provide consistent requirements across the EU.

The GDPR (and GDPR as it forms part of retained European law (as defined in the European Union (Withdrawal) Act 2018) (UK GDPR)), introduced more stringent requirements (which are and will continue to be interpreted through guidance and decisions over the coming years) on organizations to erase or rectify an individual’s information upon request, implement mandatory data breach notifications and applies obligations on service providers and strict protections on how data may be transferred outside of the EEA. Legal developments in Europe in recent years have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States, which ultimately led to the European Commission’s July 2023 adequacy decision for the EU-U.S. Data Privacy Framework, which was designed to address concerns previously raised by the Court of Justice of the European Union in relation to trans-Atlantic data flows between the EEA and the United States, however such decision is expected to be challenged in the future and the outcome of such potential challenges may again impact such data flows.

In the United States, both the federal and various state governments have adopted or are considering, laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices, including the State of California which enacted the California Consumer Privacy Act, or CCPA, which was amended and replaced by the California Privacy Rights Act (“CPRA”) as of January 1, 2023 and which requires disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new abilities to opt out of certain disclosures of personal information. The CPRA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation in the future.

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

Non-compliance with data protection and privacy requirements may result in regulatory fines (which for certain breaches of the GDPR are up to the greater of 20 million Euros or 4% of total global annual turnover), regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. Any of the foregoing may have a material adverse effect on our results of operations.

General Risks Related to Payoneer

We may be subject to various legal proceedings which could materially adversely affect our business, financial condition or results of operations.

We are involved in various litigation matters from time to time. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. If we are unsuccessful in our defense in these litigation matters, or any other legal proceeding, we may be forced to pay damages or fines, enter into consent decrees or change our business practices, any of which could be material and materially adversely affect our business, financial condition or results of operations.

The failure to attract and retain key personnel could materially harm our overall business and results of operations.

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

Acquisitions, joint ventures or other strategic transactions create certain risks and may materially adversely affect our business, financial condition or results of operations.

We regularly evaluate potential strategic transactions such as acquisitions, investments, joint ventures, partnerships, dispositions, and strategic alternatives as part of our strategy. We may not be successful in identifying targets or assessing opportunities and we may incur significant costs, and management’s attention may be diverted, as we consider such transactions. Additional risks may arise from a number of reasons, including: we may need to borrow money or sell equity or debt securities to the public to finance a transaction and the terms of these financings may be adverse to us; changes in accounting, tax, securities or other regulations could increase the difficulty or cost for us to complete a transaction; we may incur unforeseen obligations or liabilities in connection with a transaction; and we could enter markets where we have minimal prior experience. Further, in the event that we consummate a transaction, we may not realize the anticipated benefits, which may materially adversely affect our financial condition and results of operations, and the process of integrating acquisitions may disrupt our business and divert our resources.

In addition, transactions outside of the United States often involve additional or increased risks including, for example: managing geographically separated organizations, systems and facilities; integrating personnel with diverse business backgrounds and organizational cultures; complying with non-U.S. regulatory requirements; fluctuations in currency exchange rates; enforcement and protection of intellectual property in some non-U.S. countries; difficulty entering new non-U.S. markets due to, among other things, consumer acceptance and business knowledge of these new markets; and general economic and political conditions.

We cannot ensure that any acquisition, investment, partnership, joint venture, disposition, or other strategic transaction we make will not have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain effective internal controls over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may materially adversely affect our business.

As a public company, we have significant requirements for enhanced financial reporting and internal controls, and must maintain internal controls over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The process of designing, implementing and maintaining effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments. In this regard, we continue to dedicate internal resources, engage outside consultants, implement a detailed work plan to assess and document the adequacy of internal control over financial reporting, take steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. If we are unable to maintain appropriate disclose controls or internal controls and procedures over financial reporting, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and materially adversely affect our operating results.

Risks Related to Our Common Stock

The trading market for our common stock may be volatile, and the market price and trading volume of our common stock may fluctuate materially.

The trading price of our common stock has been, and will likely continue to be volatile and subject to wide price fluctuations, and the trading volume in our common stock may fluctuate and cause significant variation to occur, in response to various factors, including:

●	market conditions in the broader stock market in general, or in our industry in particular;
●	actual or anticipated fluctuations in our quarterly financial and operating results;
●	accuracy of our earnings guidance or other forward-looking statements regarding our financial performance;
●	introduction of new products and services by us or our competitors;
●	issuance of new or changed securities analysts’ reports or recommendations;
●	sales of large blocks of our stock;
●	additions or departures of key personnel;
●	regulatory developments;
●	litigation and governmental investigations; and
●	geopolitical and other economic and political conditions or events (such as the war in Ukraine and the war between Israel and Hamas).

These and other factors may cause the market price and demand for our common stock to fluctuate materially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock, or your ability to resell your shares at or above the purchase price. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

The scope and contents of reports published by investment analysts, including short reports or any projections in those reports that differ from our actual results, could materially adversely affect the price and trading of our common stock.

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

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could materially decline.

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

Provisions within our amended and restated certificate of incorporation (our “certificate of incorporation”) and amended and restated bylaws (or “bylaws”) may delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting our Board of Directors to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations and placing limitations on convening stockholder meetings. Further, our certificate of incorporation and bylaws include provisions creating a classified board of directors whose members serve staggered three-year terms. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could materially harm our stock price.

Additionally, our certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of our Board of Directors to (i) prevent the transfer of capital stock, or the exercise of rights with respect to our capital stock, under certain circumstances, including if the effect of such transfer or exercise of rights would result in a stockholder holding more than 9.9% of the total outstanding shares of our capital stock on a fully diluted basis, and (ii) designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These defenses could discourage, delay or prevent a transaction involving a change in control of the Company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

Our certificate of incorporation and bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain stockholder disputes, subject to limited exceptions, which could discourage stockholder lawsuits or limit our stockholders’ ability to bring a claim in any judicial forum that they find favorable for disputes against our directors, officers, other employees or stockholders.

Our certificate of incorporation and bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the exclusive forum for any stockholder to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of ours to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), the certificate of incorporation or the bylaws (as either may be amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware. The federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation and bylaws.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the certificate of incorporation and bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially harm our business, operating results and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management

Cybersecurity risk management is an integral part of Payoneer’s control infrastructure and is included as an overall risk in our enterprise risk management program. Payoneer’s cybersecurity risk management program is designed to align with industry best practices like National Institute of Standards and Technology (NIST) and Control Objectives for Information Technology (COBIT) which help provide a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of applications developed and services provided by third-party service providers, and facilitate coordination across different departments of our company. This framework includes steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management and our Risk Committee of the Board of Directors (“Risk Committee”) of material cybersecurity threats and incidents. Our cybersecurity team is responsible for assessing our cybersecurity risk management program considering industry best practice and aligning to regulatory requirements and engages with third-party security experts for advisement on cybersecurity risk assessments and system enhancements. In addition, our cybersecurity team provides training to employees on a periodic basis.

Our Board of Directors has overall oversight responsibility for our risk management, and delegates cybersecurity risk management oversight to the Risk Committee. The Risk Committee is responsible for reviewing our cybersecurity and the protection of data integrity policies and practices, including making recommendations for improvements in these areas. The Risk Committee oversees that management has processes in place designed to identify and evaluate cybersecurity risks to which the company is exposed and implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. The Risk Committee also reports material cybersecurity risks to our Audit Committee and material cybersecurity incidents would be reported to the full Board of Directors by management and/or the Risk Committee.

Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored and escalated appropriately, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Chief Information Security Officer (“CISO”), who receives reports from our cybersecurity team and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CISO and dedicated personnel are experienced information systems security professionals and information security managers with many years of experience. Management, the CISO and our cybersecurity team, periodically update the Risk Committee on the Company’s cybersecurity programs, material cybersecurity risks and mitigation strategies and provide cybersecurity reports quarterly that cover, among other topics, third-party assessments of the Company’s cybersecurity programs, developments in cybersecurity and updates to the Company’s cybersecurity programs and mitigation strategies.

Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors” in this annual report on Form 10-K.

Item 2. Properties.

Our principal executive office is located in New York City. In addition to our New York office, we also have offices in the greater metropolitan areas of Tel Aviv, Dublin, London, Bangalore, Singapore, Shanghai, Shenzhen, Guangzhou and Hong Kong as well as 16 offices in 12 other countries. We lease or pay membership fees for each of our office spaces. We believe that our current facilities are adequate to meet our immediate needs.

Item 3. Legal Proceedings.

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings that we believe to be material to our results of operations.

For information on risks related to litigation, see Note 16 - Commitments and Contingencies, to our audited financial statements as of December 31, 2023. See also “Risk Factors - General Risks Related to Payoneer - We may be subject to various legal proceedings which could materially adversely affect our business, financial condition or results of operations.”

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and warrants trade on The Nasdaq Global Market under the symbols “PAYO” and “PAYOW,” respectively.

Holders

As of February 21, 2024, there were 225 holders of record of our common stock, 1 holder of record of our private warrants, and 1 holder of record of our public warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will depend on our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board at such time.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and Note 19, Stock-Based Compensation of the Notes to Consolidated Financial Statements included herein for additional information required.

Stock Price Performance

The graph above compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 600 Information Technology Index and the Nasdaq Composite Index. The graph assumes an initial investment of $100 in our common stock at the market close on June 28, 2021, which was our initial trading day. Data for the above indices assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends, where applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None for the quarterly period ending December 31, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Repurchases of our common stock

The following table provides information with respect to repurchases made by the Company during the three months ended December 31, 2023. All repurchases listed below were made in the open market.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Progreams[2]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[2]
October 1, 2023 - October 31, 2023	835,344	$5.88	835,344	$ 40,463,126
November 1, 2023 - November 30, 2023	1,067,640	$5.50	1,067,640	$ 34,594,358
December 1, 2023 - December 31, 2023	2,222,593	$5.09	2,222,593	$ 240,179,033
Total	4,125,577		4,125,577

________________________________________

(1) No shares were repurchased other than through a publicly announced plan or program.

(2) On May 7, 2023, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80 million of our common stock, including any applicable excise tax, over a period of 24 months. On December 7, 2023, our Board of Directors authorized an amendment to the above program to increase the authorized amount of repurchases to an aggregate amount not to exceed $250 million. The $250 million authorization amended the previous repurchase authorization, and includes the amount that remains available as of December 7, 2023 to repurchase common stock under, but not any prior repurchases effected pursuant to, the previous authorization. The amended authorization expires December 31, 2025. These share repurchases may take place from time to time, in the open market, through privately negotiated transactions or other means, including in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and total amount of repurchases is subject to the Company’s discretion.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on a discussion of 2023 results as compared to 2022 results. For a discussion of the 2022 results as compared to 2021 results, refer to Part I, Item 7 of our Form 10-K filed with the SEC on February 28, 2023.

Overview

Payoneer is a financial technology company purpose-built to enable the world’s small and medium-sized businesses (“SMB(s)”) to grow and operate their businesses around the world by reliably and securely connecting them to the global digital economy. Payoneer’s financial stack makes it easier for millions of SMBs, particularly in emerging markets, to access global demand and supply, pay and get paid, and manage their cross border and other needs from a single platform. Our financial stack provides a full suite of cross-border accounts receivable (AR) and accounts payable (AP) capabilities, and includes services such as working capital and the provision of data-driven insights. Payoneer’s core value proposition is that we remove the complexity and barriers of doing business across borders for our customers. With a multi-currency Payoneer Account, businesses around the world can serve and transact with their overseas customers, suppliers, vendors, and partners as if they were local.

We primarily generate revenues when Payoneer customers use the funds in their Payoneer account to make a payment, make a purchase or to withdraw the funds locally. For our B2B and DTC customers, we also in certain circumstances generate revenue on their AR, such as when they invoice a customer or collect payments via their webstore. Additionally, as interest rates have risen throughout 2022 and 2023, interest earned on customer funds held on our platform has been a significant source of revenue. Our long-term strategy is centered on growing the number of customers on our platform who fit our ideal customer profile, who are customers that have on average over $500 a month in volume and were active over the trailing twelve-month period, and on increasing the revenue we earn from each customer. We believe that successful execution of this strategy will drive revenue growth as (i) adding new customers who meet our ideal customer profile, improving retention, and increasing our product offerings to capture more wallet share will drive greater ad valorem volume of transactions processed through the Payoneer platform; and (ii) introducing new products and services and increasing customer adoption of additional products and services will improve our monetization of customers over time. Volume is one of the primary drivers for our revenue growth. See “Key Metrics and Non-GAAP Financial Measures” for additional information.

Our customers have trusted the Payoneer platform to process $66.0 billion, $59.7 billion, and $55.4 billion in volume during the years ended December 31, 2023, 2022, and 2021, respectively.

Looking forward, we intend to continue to invest actively to enhance our global platform, deliver new products, extend our regulatory footprint, further automate our operations, increase new customer growth and make more acquisitions to accelerate our ability to deliver more value to customers around the world.

Key Development and Trends

Repurchase Program

On May 7, 2023, our Board of Directors authorized a stock repurchase program for the repurchase of up to $80 million of our common stock, including any applicable excise tax. On December 7, 2023, the Board authorized an amendment to the program to increase the authorized amount of repurchases to an aggregate amount not to exceed $250 million, including the amount that remained available as of December 7, 2023 to repurchase common stock under, but not any prior repurchases effected pursuant to, the previous authorization. The amended authorization expires December 31, 2025.

During the year ended December 31, 2023, we repurchased 11,064,692 shares of our common stock under the program for approximately $56.9 million at a weighted average cost of $5.13 per share. As of December 31, 2023, a total of approximately $240.2 million remained available for future repurchases of our common stock under the program.

2023 Israel – Hamas War

In October 2023, in response to Hamas’ attack on Israel from the Gaza Strip, Israel declared war on Hamas. Concurrently, hostilities between Israel and Hezbollah ensued in the Israeli northern border. Despite the ongoing war, we have continued to operate our business and serve our customers around the world and, to date, our ability to support customers has not been materially impacted. We are monitoring the situation closely and benefit from our broad geographic footprint, partially outsourced operations model, and a robust business continuity plan. Additionally, our technology infrastructure has redundancy in place outside of Israel. Approximately 60% of our global employee base is located in Israel, including approximately 80% of our research and development resources. At this time, an insignificant portion of our Israeli workforce have been called to military reserve duty and we have contingencies in place to cover impacted roles and responsibilities.

The evolving conflict is likely to impact economic activity in the region and could impact revenues from customers located in Israel. Our revenue derived from customers based in Israel was insignificant for the year ended December 31, 2023 and is included within revenues from Europe in Note 17 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The situation in the region remains highly uncertain and there is the possibility that the conflict could worsen or expand which could, in turn, further impact economic conditions in Israel and in the broader region. At this time, it is difficult to assess the impact the war may have on our future results of operations. Any further escalation, expansion, or prolonged continuation of the ongoing conflict has the potential to impact our operations locally as well as to negatively impact the broader global economy and may have a material effect on our results of operations.

Workforce Reduction Plan

On July 10, 2023, we announced a plan to reduce our workforce by approximately 9% of our then-current total headcount (the “Plan”). The Plan was designed to enhance productivity and efficiency as well as streamline our organizational structure to better align operations with our growth objectives. We are reinvesting some savings from the Plan into future growth initiatives, and continuing to hire for roles essential to those initiatives in areas such as research and development.

During the year ended December 31, 2023, we incurred costs of $4.5 million related to severance and other employee termination benefits.

Impact of the War in Ukraine

During 2022, a geopolitical and armed conflict between Ukraine and Russia, which developed into an ongoing war, resulted in economic sanctions on Russia, Belarus, and certain territories in Ukraine. We provide services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We have developed and implemented a robust transaction monitoring program designed to comply with imposed sanctions and to monitor the impact the conflict may have on our results of operations. During 2022, we ceased to provide services to customers in Russia and have limited our payment services to Belarus customers, while at the same time revenues in Ukraine have remained relatively stable. For the year ended December 31, 2023, Ukraine and Belarus, combined, accounted for less than 10% of our revenue, of which Belarus accounted for less than 1% of our revenue. For the year ended December 31, 2022, Ukraine, Russia and Belarus, combined accounted for slightly less than 10% of our revenue, of which Russia and Belarus, combined accounted for less than 3% of our revenue. Further escalation of the conflict may have a material effect on our results of operations.

Macroeconomic Conditions

Macroeconomic conditions, including geopolitical and other global events, that impact consumer and business spending and behavior, such as, but not limited to, the interest rate environment, inflation, local political instability, global health crises, supply chain dislocations, regional and other conflicts, including the ongoing war in Ukraine and the Israel-Hamas war, disruptions and instability in the banking sector, may impact our customers, providers, banking partners and ultimately the amount of volume processed on our platform which may affect our results of operations. While we have not been materially affected by the volatility and uncertainty in the banking sector experienced early in 2023, we have commercial arrangements with multiple banks globally and could be impacted by future disruptions in the banking sector. In 2023, we saw a significant increase in the interest income revenue we earn on our customer funds as the U.S. Federal Reserve raised the benchmark interest rate by 525 basis points since 2022. While there remains a great deal of uncertainty around the future timing and magnitude of interest rate cuts, we do expect to see a negative impact from declining interest rates over the medium-term.

Seasonality

Given the diverse nature of our customers and their businesses, Payoneer’s revenues experience seasonal fluctuations as a result of consumer and business spending patterns. Historically, we have seen revenues increase in the fourth quarter of every year, primarily as a result of higher e-commerce sales during the holiday season.

Key Factors Affecting Our Performance

Continued Growth of Digital Commerce. We have continued to see growth in digital commerce, as businesses of all sizes increasingly look to access the global digital economy and as the market for goods, labor, and services becomes more global and more distributed. In 2020 and 2021, we saw a significant acceleration in digital commerce adoption as consumers and businesses shifted activity to online channels due to the COVID-19 pandemic. In 2022 and 2023, we saw e-commerce growth rates normalizing to pre-pandemic levels as (i) consumers shifted from goods to services consumption following the loosening pandemic restrictions, (ii) rising inflation in many economies and the impact of higher interest rates set by many central banks impacted consumer and business spending behavior and (iii) ongoing supply chain disruptions impacted the pricing and availability of goods. While at the same time, we saw a significant rebound in global travel, as restrictions were eased globally. For the years ended December 31, 2023, 2022 and 2021, total volume increased by 11%, 8% and 27% on a year-over-year basis, respectively.

Multiple Acquisition Channels Allow Us to Add Customers, Including Those That Meet Our Ideal Customer Profile. We operate a two-sided network, providing services to buyers and suppliers, businesses and contractors, marketplaces and marketplace sellers, and connecting them via a single platform.

We benefit from a strong brand in the markets in which our customers operate, and especially in key e-commerce markets such as China. We continue to make investments both in our brand and in our go-to-market infrastructure, including in our local go-to-market teams. Our financial performance will depend in large part on our ability to continue to add customers, including customers who meet our ideal customer profile.

We leverage our unique relationships with various marketplace platforms to cost-effectively acquire and serve new customers and look to add new marketplace relationships, which drives increased volumes on our platform and broadens our global reach.

We enter from time to time into various agreements with marketplaces and e-commerce platforms. These agreements govern how we provide services to SMBs and individuals receiving payments from those marketplaces, or how we provide services to the marketplace directly, or a combination of both. Some agreements have exclusivity arrangements with a defined term length. Some agreements have fee structures that are defined only partly through the contract’s term while the remaining fee structure is subject to market competitive rates and good faith negotiation with the marketplace. In addition, in a few instances, we compensate the marketplace with structured incentives tied to the overall economics of the relationship. These incentive structures can apply throughout the contract term or through only a portion of the term. While the revenues we generate directly from our marketplace relationships are not significant, material changes to the terms that govern these relationships or the termination of those relationships could materially impact our revenues, expenses, and earnings.

We benefit from a local presence and significant expertise in the markets in which our customers operate. We collaborate with many partners around the world, including local logistics firms, accounting firms, marketing companies and others, and these serve as a valuable acquisition channel for our business. We also integrate our services into software platforms, including accounting software providers, and with banks and other local payment providers. These partnerships enable us to offer better service to our customers and to cost-effectively acquire new customers. Our ability to innovate and grow is dependent, in part, on our ability to maintain and grow our partnership base.

Expanding our Addressable Market and Driving Increased Adoption of Higher Take Rate Products and Services. SMBs doing business in the global economy have many of the same complex needs as larger enterprises but lack internal resources and are underserved by the legacy financial system. Our financial stack is designed to meet the end-to-end AR and AP needs of SMBs with cross-border business.

We will continue to make significant investments in both existing and new products and services, including for those customers who operate B2B and direct-to-consumer models. We remain focused on increasing our penetration in these markets through new customer acquisition and from driving increased adoption of these and other services, such as our card product, with our existing customers.

As we meet more of the needs of our customers, we expect to grow the revenues we earn from customers and to drive improved retention. Our ability to continue to grow our revenues is dependent on our ability to continue to grow our customer base and to drive increased adoption of our B2B, Checkout, and other differentiated offerings.

Macroeconomic Trends. Our results are impacted by the relative strength of the overall global economy and its effect on business investment, unemployment, consumer spending behavior, and business and consumer demand. Our revenues are also impacted by the level of customer funds held on our platform and by the interest rate we are able to earn on those funds.

Our customers are also impacted by the macroeconomic and geopolitical environment, both the global environment and specific regional or local factors. For example, the war between Ukraine and Russia that began in 2022 and the related economic sanctions imposed on Russia, Belarus and certain territories in Ukraine, have and may continue to impact our services to customers in such countries. Subsequent to the outbreak of the conflict, in 2022, we ceased to provide services to customers in Russia and have limited our payment services to Belarus customers. It is not possible to predict the broader consequences of the conflict, but the continuation or escalation of the conflict, along with any expansion to the surrounding areas, may have a significant effect on our results of operations.

M&A. In 2023, we entered into an agreement to acquire a licensed China-based payment service provider to support Payoneer’s China business. We also acquired the assets of a real-time data platform to support underwriting decisions in our working capital business.

We believe there are additional opportunities to leverage our global platform, regulatory and compliance infrastructure, technology, brand and team to deliver additional value to more customers more quickly by supplementing our organic product development with targeted acquisitions that add new capabilities or deeper geographic penetration.

Components of Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

Revenue

The majority of our revenues are generated from transaction fees, which vary based on the type of service the customer utilizes. Transaction fee revenue principally consists of revenue generated when customers use their funds, either to withdraw their funds from our platform to a local banking institution or to use the funds to make payments. Some services, such as virtual commercial cards, typically generate higher transaction fees from a dollar of volume than if that same dollar was withdrawn to a customer’s bank account. We also earn revenues in certain instances from volumes coming into the platform related to our services to B2B customers and through our Checkout offering.

We generate significant revenues from interest earned on customer funds held on our platform. To a lesser extent, we generate revenue through the collection of fees, mainly fees charged when payments are made into a customer’s account, and bank transfer fees, which are fees charged when one of Payoneer’s enterprise customers uses Payoneer to send a payment directly into the bank account of a small business or individual that does not have an account on our platform. The majority of our revenue is recognized and collected upon the completion of the underlying transaction. In some cases, revenues are collected through intermediaries. For more information on our revenue recognition policies, see note 2r. of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Transaction costs

Transaction costs mainly consist of fees paid to the banks, processors and networks that process payments to and from the Payoneer platform, costs to acquire currencies, card supply costs, losses related to certain of our services, and expenses related to the outstanding balance associated with the Warehouse Facility (as described in greater detail under “— Liquidity”). These costs are net of any rebate programs with banks and processors, such as volume rebates. Transaction costs are primarily driven by volume and number of transactions and generally increase as volume and number of transactions increase, while certain of our products and services, such as our commercial card or checkout product and certain markets drive higher transaction costs.

We are exposed to potential transaction losses such as credit cards collections losses, Electronic Funds Transfer returns, card negative balances and chargebacks and capital advance losses. These costs are included in transaction costs. We also record an allowance for estimated losses arising from doubtful capital advances.

Other operating expenses

Other operating expenses mainly include compensation for our employees and subcontractors, who support customer service calls, customer onboarding costs, banking infrastructure implementations, transaction monitoring and liquidity management as well as indirect costs incurred for fraud detection, compliance operations, regulatory services and maintenance costs related to our customer call center infrastructure.

Research and development expenses

Research and development expenses consist primarily of employee compensation and related costs, professional services and consulting expenses, and non-capitalized costs associated with the development of new technologies. Such non-capitalized costs are charged to the consolidated statements of comprehensive income (loss) as incurred.

Sales and marketing expenses

Sales and marketing expenses consist of costs for business development, customer success, product launch costs, marketing and advertising costs, retention costs and certain customer acquisition costs and includes employee compensation and related costs.

General and administrative expenses

General and administrative expenses consist primarily of compensation, benefits and overhead expenses associated with corporate management. This also includes, among other things, directors’ and officers’ liability insurance, director fees, internal and external accounting and legal and administrative resources, including audit and legal fees.

Depreciation and amortization

Depreciation and amortization consist primarily of amortization of intangible assets, internally developed software, and depreciation of our investments in property, equipment, and software. We depreciate and amortize our assets on a straight-line basis in accordance with our accounting policies. The useful lives are 3-5 years for computers, software and peripheral equipment, 6-16 years for furniture and office equipment, and the shorter of the asset useful life or remaining lease term for leasehold improvements. Internal use software and acquired developed technology assets are amortized over the period of estimated benefit, using the straight-line method and estimated useful lives of 3-6 years.

Financial income, net

Financial income, net includes gains (losses) from foreign exchange fluctuations. We conduct transactions worldwide and settle accounts with our financial intermediaries in various currencies. Interest income (expense) from corporate cash and cash equivalents deposited in our accounts is also included under financial income, net, which vary based on cash and cash equivalents balances, and based on market rates. In addition, as a result of the reverse recapitalization transaction we completed with FTAC Olympus Acquisition Corp. (“FTOC”) in 2021 (the “Reorganization”, further description in Note 1 to our consolidated financial statements included elsewhere within this Annual Report on Form 10-K), we acquired warrants that are exercisable for shares of our common stock. These warrants are classified as a liability and remeasured at period end and the corresponding mark-to-market adjustment is included in financial income, net.

Income tax

We are in a taxable income position in the U.S. and in certain foreign jurisdictions, for which there are income taxes recorded. In addition, we record expenses associated with uncertain income tax positions.

Share in losses of associated company

Investment in entities where we have the ability to exercise significant influence, but not control, over the investee and investment in joint ventures, are accounted for using the equity method of accounting. As of December 31, 2022, we had a joint venture with assets and operations located in China. In January 2023, through our subsidiary Payoneer Research and Development Ltd., we acquired all remaining interests in the joint venture from other partners, and intend to dissolve the entity. For the periods prior to full ownership and consolidation, our share in the results of operations is included as share in losses of associated company on our consolidated statements of comprehensive income (loss).

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the years indicated, and the changes between periods.

	Year ended December 31,			Increase (Decrease)
(in thousands)	2023	2022	2021	2023	2022
Revenues	$831,103	$627,623	$473,403	32%	33%
Transaction costs (Exclusive of depreciation and amortization shown separately below)(1)	122,291	110,165	101,476	11%	9%
Other operating expenses	160,609	149,199	124,649	8%	20%
Research and development expenses	119,197	115,041	80,760	4%	42%
Sales and marketing expenses	196,654	164,564	114,331	20%	44%
General and administrative expenses	100,929	90,010	64,399	12%	40%
Depreciation and amortization	27,814	20,858	17,997	33%	16%
Total operating expenses	727,494	649,837	503,612	12%	29%
Operating income (loss)	103,609	(22,214)	(30,209)	** %	(26)%
Financial income (expense):
Gain from change in fair value of Warrants	17,359	33,963	11,824	(49)%	187%
Other financial income (expense), net	11,568	(10,131)	(6,854)	** %	48%
Financial income, net	28,927	23,832	4,970	21%	380%
Income (loss) before taxes on income and share in losses of associated company	132,536	1,618	(25,239)	** %	** %
Taxes on income	39,203	13,586	8,711	189%	56%
Share in losses of associated company	—	2	37	** %	(95)%
Net income (loss)	$93,333	$(11,970)	$(33,987)	** %	(65)%

** Not meaningful

(1) In 2023, 2022, and 2021 interest expense and fees associated with related party transaction were $1.8, $1.5, and $0.2 million respectively.

Year ended December 31, 2023 Compared to the year ended December 31, 2022

Revenues

Revenues were $831.1 million for the year ended December 31, 2023, an increase of $203.5 million, or 32%, compared to $627.6 million for the year ended December 31, 2022. Volume grew by $6.3 billion, or 11% compared to the year ended December 31, 2022. The increase in revenues was primarily driven by interest income earned on customer balances resulting from rising interest rates and an increase in customer balances held on our platform. The remaining increase was driven by a combination of growth in the number of customers on our platform, ongoing growth in high take rate regions, certain monetization initiatives and continued adoption of our high value services.

Transaction costs

Transaction costs were $122.3 million for the year ended December 31, 2023, an increase of $12.1 million, or 11%, compared to $110.2 million for the year ended December 31, 2022. Transaction costs for the year ended December 31, 2023 were impacted by an increase in chargebacks and other transaction losses of $3.4 million and an increase in Capital Advance losses.

Excluding the impact of these non-volume related costs, transaction costs increased by $6.5 million, or 6%, while volume increased by 11% compared to the prior year period. Transaction costs grew at a lower rate than volume due to improved commercial terms with banking and other providers, internal platform optimizations, and cost structure benefits from increased transaction volume.

Other operating expenses

Other operating expenses were $160.6 million for the year ended December 31, 2023, an increase of $11.4 million, or 8%, compared to $149.2 million for the year ended December 31, 2022. This increase was driven primarily by an increase of $10.7 million in third-party contractors and consulting expenses. In addition, there was an increase of $4.7 million in information technology expenses partially offset by various cost savings of $3.0 million.

Research and development expenses

Research and development expenses were $119.2 million for the year ended December 31, 2023, an increase of $4.2 million, or 4%, compared to $115.0 million for the year ended December 31, 2022. This increase was driven primarily by an increase of $19.4 million in employee compensation, benefits and other employee-related expenses as a result of an increase in average employee headcount, which was partially offset by the impact of our workforce reduction plan discussed above. Expenses were also impacted by a $5.9 million increase in information technology expenses, and the impact of a $2.5 million increase in third party contract and consultancy expenses. This was offset by an increase of $25.4 million in the amount of payroll and third-party related costs capitalized as internal use software. During the year ended December 31, 2023, we also incurred $1.6 million in severance related costs for research and development employees related to the workforce reduction plan discussed above.

Sales and marketing expenses

Sales and marketing expenses were $196.7 million for the year ended December 31, 2023, an increase of $32.1 million, or 20%, compared to $164.6 million for the year ended December 31, 2022. This increase was driven mainly by an increase of $19.2 million in marketplace partner commissions, an increase of $9.1 million in employee compensation, benefits and other employee-related expenses as a result of an increase in average employee headcount, which was partially offset by the impact of our workforce reduction plan discussed above, and an increase of $3.0 million in third party contract and consultancy expenses. During the year ended December 31, 2023, we also incurred $2.0 million in severance related costs for sales and marketing employees related to the workforce reduction plan discussed above.

General and administrative expenses

General and administrative expenses were $100.9 million for the year ended December 31, 2023, an increase of $10.9 million, or 12%, compared to $90.0 million for the year ended December 31, 2022. This increase was driven mainly by an increase of $8.3 million in compensation, benefits and other employee-related expenses as a result of an increase in employee headcount, an increase of $2.4 million in indirect taxes and fees and an increase of $2.3 million in expense related to the fair value adjustment of a liability related to our 2020 acquisition of optile that positively impacted the prior period and did not recur. This was offset by a decrease of $2.4 million in third-party contractors and consulting expenses.

Depreciation and amortization expenses

Depreciation and amortization expenses were $27.8 million for the year ended December 31, 2023, an increase of $6.9 million, or 33%, compared to $20.9 million for the year ended December 31, 2022. The increase was driven primarily by an increase in amortization of internal use software costs.

Financial income, net

Financial income, net was $28.9 million for the year ended December 31, 2023, an increase of $5.1 million, or 21%, compared to $23.8 million for the year ended December 31, 2022. This increase was primarily driven by an increase of $11.9 million in interest income on corporate cash balances and $9.2 million from revaluation of foreign currency balances, partially offset by the gain from revaluation of warrant liabilities that was $16.6 million less in the current period compared to the prior period.

Income tax

Income tax expense was $39.2 million for the year ended December 31, 2023, an increase of $25.6 million, or 189%, compared to $13.6 million for the year ended December 31, 2022. The increase was driven by current tax expense increase of $37.5 million due to higher profitability in the U.S. primarily from interest income, as well as the impact of certain share-based compensation and research and development expenses which are nondeductible for U.S. tax purposes. Such increase was offset by a deferred tax benefit of $11.1 million, $10.5 million of which related to the release of the Company’s valuation allowance on deferred tax assets related to our U.S. operations.

Net income (loss)

For a discussion regarding our net income position in 2023 and net loss position in 2022, please refer to the Liquidity and Capital Resources section below.

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

Sources of Liquidity

As of December 31, 2023, we had $617.0 million of cash and cash equivalents.

As a result of the Reorganization, we raised gross proceeds of $874.5 million including the contribution of $574.5 million of cash held in FTOC’s trust account from its initial public offering, which is net of redemptions of FTOC’s Common Stock held by FTOC’s public stockholders prior to the Reorganization. These proceeds were mostly applied to transaction-related consideration to employees and investors as well as other transaction costs. We also raised $300.0 million of private investment in public equity (“PIPE”) at $10.00 per share of Payoneer Global Inc.’s Common Stock.

On October 28, 2021, Payoneer Early Payments Inc. (“PEPI”), our wholly-owned second tier subsidiary and its subsidiary (the “Borrower”) entered into a multi-party Receivables Loan and Security Agreement (the “Warehouse Facility”) with, inter alia, affiliates of Viola Ventures. The objective was to provide access to external financing for our capital advance activity. See Note 11 and Note 22 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Effective July 1, 2023, the Warehouse Facility interest rate was updated to the sum of the Daily Simple SOFR and 0.26161% plus 9% annually and has a revolving maturity of 36 months from the commencement date with a payback period of an additional 6 months after the revolving maturity date. The initial borrowing commitment is $25 million subject to increases at our request and the lender’s discretion up to $100 million. Additional commitments will carry interest rates ranging from 7% to 7.75% in addition to the benchmark rate. In addition, pursuant to the Warehouse Facility, PEPI entered into an amendment on June 8, 2022, whereby creating a condition that the total interest rate shall not exceed 10.5% per annum for all outstanding balances.

The Warehouse Facility is secured by eligible capital advance receivables at an initial rate of 80% of the total value of the underlying capital advance receivable outstanding. We are subject to financial covenants including minimum tangible equity, solvency and unrestricted cash requirements that are assessed based on our consolidated financial statements.

Current and Future Cash Requirements

On May 7, 2023, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80 million of our common stock, including any applicable excise tax. On December 7, 2023, the Board authorized an amendment to the program to increase the authorized amount of repurchases to an aggregate amount not to exceed $250 million, including the amount that remained available as of December 7, 2023 to repurchase common stock under, but not any prior repurchases effected pursuant to, the previous authorization. The amended authorization expires December 31, 2025.

During the year ended December 31, 2023, we repurchased 11,064,692 shares of our common stock for approximately $56.9 million, of which $1.5 million was not yet settled at period end. As of December 31, 2023, a total of approximately $240 million remained available for future repurchases of our common stock under the program.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.

	Year ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$159,489	$83,960	$20,015
Net cash provided by (used in) investing activities	(44,254)	5,734	10,156
Net cash provided by financing activities	511,954	1,461,312	1,396,195
Effect of exchange rate changes on cash and cash equivalents	4,458	(2,719)	(1,222)
Change in cash, cash equivalents, restricted cash and customer funds	$631,647	$1,548,287	$1,425,144

Operating Activities

Net cash provided by operating activities was $159.5 million for the year ended December 31, 2023, an increase of $75.5 million compared to $84.0 million for the year ended December 31, 2022. This increase is primarily driven by a $105.3 million increase in net income in the current year compared to the prior year, as well as increased non-cash expenses and lower non-cash gain from change in the fair value of warrant liabilities. These increases were offset by lower trade payable balances, increased capital advance extensions net of collections, and non-cash income related to deferred taxes.

For the year ended December 31, 2023, we had $93.3 million of net income, which includes non-cash expenses of $65.8 million related to stock-based compensation and $27.8 million related to depreciation and amortization, as well as a $17.4 million non-cash gain from change in the fair value of warrant liabilities and non-cash income of $11.1 million related to deferred taxes. Net income was also adjusted for changes in current assets and liabilities, including net inflows of $13.6 million related to other payables and $10.2 million related to operating lease right-of-use assets. These inflows were offset by outflows of $8.3 million related to capital advances, $8.3 million related to trade payables and $6.1 million related to other miscellaneous items.

Our net loss for the year ended December 31, 2022 was $12.0 million after considering non-cash charges primarily consisting of stock-based compensation of $52.1 million and $20.9 million in depreciation and amortization, as well as other non-cash items, offset by a $34.0 million gain from the change in fair value of warrants.

Investing Activities

Net cash used in investing activities was $44.3 million for the year ended December 31, 2023, a decrease of $50.0 million compared to cash provided by investing activities $5.7 million for the year ended December 31, 2022. This change was predominantly related to an increase of $33.0 million in the balance of customer funds in transit at the current period end compared to the prior year period and an increase of $21.0 million in capitalization of internal use software, partially offset by a cash inflow of $6.0 million related to our acquisition of the remaining interest in a joint venture, as described in Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Financing Activities

Net cash provided by financing activities was $512.0 million for the year ended December 31, 2023, a decrease of $949.4 million compared to $1.46 billion for the year ended December 31, 2022, primarily driven by a lower increase in customer balances during the current year compared to the prior year. Additionally, approximately $55.4 million was used in the year ended December 31, 2023 to finance our share repurchase program which began in 2023.

Lease Commitments

We have entered into various non-cancelable leases for certain offices and vehicles with contractual lease periods expiring between 2024 and 2035.

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$31,491	$7,050	$8,223	$3,846	$12,372

Off-Balance Sheet Arrangements

As of the balance sheet dates of December 31, 2023 and December 31, 2022, we have not engaged in any off-balance sheet arrangements, as defined by Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

Key Metrics and Non-GAAP Financial Measures

Our management uses a variety of financial and operating metrics to evaluate our business, analyze our performance, and make strategic decisions. We believe these metrics and non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as management. However, certain of these measures are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for financial measures that have been calculated in accordance with GAAP. We primarily review the following key performance indicators and non-GAAP measures when assessing our performance:

Volume

Volume refers to the total dollar value of transactions successfully completed or enabled by our platform, not including orchestration transactions. For a customer that both receives and later sends payments, we count the volume only once. Volume serves as a key metric for overall business activity, as growing volume is one of the primary drivers for our revenue growth.

	Year ended December 31,
(in millions)	2023	2022	2021
Volume	$66,020	$59,729	$55,381

Note: we have updated our methodology to adjust for previously disclosed limited exceptions where both received and sent payments were counted in volumes, such that we count volume only once for a customer that both receives and later sends payments. The updated methodology has no impact on revenue and had, for all periods presented, less than a 3% impact on volume. The update has been applied to all periods reflected in the table above and we have updated the definition of volume accordingly.

Volume grew 11% for the year ended December 31, 2023 compared to the year ended December 31, 2022, driven by a combination of continued growth with our largest digital commerce marketplaces, strong travel demand, and customer acquisition.

Revenue

We generate revenues mainly from transaction fees, which vary based on the type of service the customer utilizes. Transaction fee revenue principally consists of fees for withdrawals and usage. We also earn revenues in certain instances from volumes coming into the platform related to our B2B services and through our Checkout offering. We generate significant revenues from interest earned on customer funds held on our platform. In addition, we generate revenue from non-volume-based products and services which are based on a fixed fee. We believe that Revenue demonstrates our ability to monetize volume activity on our platform. Our revenues can be impacted by the following:

(i)	Mix in customer size, products, and services;

(ii)	Mix between domestic and cross-border transactions;

(iii)	Geographic region or country in which a transaction occurs; and

(iv)	Pricing and other market conditions, including interest rates.

Management closely monitors volume and revenue to ensure that we continue to grow funds and business activity that enters into the platform, expanding our overall scale and the reach of our business.

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

Adjusted EBITDA

	Year ended December 31,
(in thousands)	2023	2022	2021
Net income (loss)	$93,333	$(11,970)	$(33,987)
Depreciation and amortization	27,814	20,858	17,997
Taxes on income	39,203	13,586	8,711
Other financial (income) expense, net	(11,568)	10,131	6,854
EBITDA	148,782	32,605	(425)
Stock based compensation expenses(1)	65,767	52,150	37,012
Reorganization related expenses(2)	—	—	5,087
Share in losses of associated company	—	2	37
M&A related expenses (income)(3)	3,468	(2,323)	(1,721)
Gain from change in fair value of Warrants(4)	(17,359)	(33,963)	(11,824)
Restructuring charges(5)	4,488	—	—
Adjusted EBITDA	$205,146	$48,471	$28,166
(1)	Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.

(2)	Represents the non-recurring reorganizational costs that were not recorded as a reduction of additional paid in capital. The amounts relate to legal and professional services associated with the Reorganization.

(3)	Amounts for the year ended December 31, 2023 relate to M&A-related third-party fees, including related legal, consulting and other expenditures. Amounts for the years ended December 31, 2022 and 2021 relate to a non-recurring fair value adjustment of a liability related to our 2020 acquisition of optile.

(4)	Changes in the estimated fair value of the warrants are recognized as gain or loss on the statements of comprehensive income (loss). The impact is removed from EBITDA as it represents market conditions that are not in our control.

(5)	We initiated a plan to reduce our workforce during the year ended December 31, 2023 and had non-recurring costs related to severance and other employee termination benefits. Please refer to Note 13 to our consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Critical Accounting Estimates

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

Allowance for Capital advance (CA) losses:

We have established an allowance for CA losses (ALCAL), which represents our estimate of current expected credit losses inherent in our portfolio. Since the adoption of ASC 326, Current Expected Credit Losses, as of January 1, 2022, we estimate ALCAL based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio, which is segmented by program. Loss rates are generated using historical loss data for each portfolio which are applied to segments of each portfolio. We then apply macroeconomic factors such as market unemployment rate, current and forecasted GDP, S&P yield, risk free rate and inflation rate, which are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. Expected credit loss rates, incorporating historical loss data and macroeconomic factors, are applied to the principal amount of our CA receivables.

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

Revenue recognition:

Application of the accounting principles in U.S. GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Specifically, the determination of whether we are a principal to a transaction (gross revenue) or an agent (net revenue) can require considerable judgment. Further, we provide incentive payments to customers, including marketplace platforms, and merchants, which require judgment to determine whether the payments should be recorded as a reduction to gross revenue. Changes in judgments with respect to these assumptions and estimates could impact the amount of revenue recognized.

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

In addition to aforementioned changes, the U.S. Tax Cuts and Jobs Act of 2017 also included a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. taxation. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

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

Interest Rate Sensitivity

Our cash and cash equivalents as well as customer funds as of December 31, 2023, were held in cash deposits and money market funds. The fair value of our cash and cash equivalents as well as customer funds would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. However, as of the years ended December 31, 2023 and 2022, respectively, a hypothetical 1% increase or decrease in interest rates could have a material effect on our revenues and earnings.

Any future borrowings incurred under our Warehouse Facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above), not to exceed 10.5% per annum for all outstanding balances.

Foreign Currency Risk

While most of our revenue is earned in U.S. dollars, our foreign currency exposure includes currencies held in the countries in which our operations are located as well as currencies in which our customer funds are held and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Chinese Yuan, Australian Dollar, Canadian Dollar, New Israeli Shekel, Philippine Peso, Indian Rupee, Bangladeshi Taka, Pakistani Rupee, UAE Dirham, Pound Sterling, Indonesian Rupiah, South Korean Won, Mexican Peso, Polish Zloty, Vietnamese Dong and Hong Kong Dollar. As of the years ended December 31, 2023 and 2022, respectively, a hypothetical 10% increase or decrease in current exchange rates could have a material impact on our financial results.

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
Audited Consolidated Financial Statements of Payoneer Global Inc. for the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

(2) Financial Statement Schedule
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.

(3)(b) Description of Exhibits
Exhibit Index

PAYONEER GLOBAL INC.

2023 ANNUAL REPORT

PAYONEER GLOBAL INC.

2023 ANNUAL REPORT

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Payoneer Global Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Payoneer Global Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income (loss), of changes in redeemable preferred stock, redeemable convertible preferred stock and shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Allowance for Capital Advances receivables

As described in Notes 2(h) and 4 to the consolidated financial statements, as of December 31, 2023, the Company recorded Capital Advances receivables of $45.5 million, net of allowance of $5.1 million. The allowance for Capital Advances receivables is based on probability of default methodology that includes macroeconomic forecasts, which is segmented by programs. Management applies macroeconomic factors such as market unemployment rates, current and forecasted GDP, S&P yields and inflation rates, which are sourced externally to reflect the economic conditions.

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

Uncertain Tax Positions

As described in Notes 2(aa) and 20 to the consolidated financial statements, the Company has recorded liabilities for uncertain tax positions of $24.8 million as of December 31, 2023. The estimate of the Company’s tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgments about the application of complex tax laws and regulations. The Company operates on a global basis and is subject to tax laws and regulations in the US as well as numerous foreign jurisdictions. The Company’s income tax filings are regularly under audit in multiple jurisdictions around the globe and income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or the transfer pricing between entities within the consolidated group is disputed.

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

February 28, 2024

We have served as the Company’s auditor since 2005.

PAYONEER GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	December 31,
	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$617,022	$543,299
Restricted cash	7,030	2,882
Customer funds	6,390,526	5,838,612
Accounts receivable (net of allowance of $385 in 2023 and $246 in 2022)	7,980	12,878
Capital advance receivables (net of allowance of $5,059 in 2023 and $5,311 in 2022)	45,493	37,155
Other current assets	40,672	36,278
Total current assets	7,108,723	6,471,104
Non-current assets:
Property, equipment and software, net	15,499	14,392
Goodwill	19,889	19,889
Intangible assets, net	76,266	45,444
Restricted cash	5,780	4,848
Deferred taxes	15,291	4,169
Investment in associated company	—	6,429
Severance pay fund	840	1,095
Operating lease right-of-use assets	24,854	15,260
Other assets	15,977	12,021
Total assets	$7,283,119	$6,594,651

Liabilities and shareholders’ equity:
Current liabilities:
Trade payables	$33,941	$41,566
Outstanding operating balances	6,390,526	5,838,612
Other payables	117,508	97,334
Total current liabilities	6,541,975	5,977,512
Non-current liabilities:
Long-term debt from related party (refer to Notes 11 and 22 for further information)	18,411	16,138
Warrant liability	8,555	25,914
Other long-term liabilities	49,905	29,831
Total liabilities	6,618,846	6,049,395
Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at December 31, 2023 and December 31, 2022.	—	—
Common stock, $0.01 par value, 3,800,000,000 and 3,800,000,000 shares authorized; 368,655,185 and 352,842,025 shares issued and 357,590,493 and 352,842,025 shares outstanding at December 31, 2023 and December 31, 2022, respectively.	3,687	3,528
Treasury stock at cost, 11,064,692 and 0 shares at December 31, 2023 and December 31, 2022.	(56,936)	—
Additional paid-in capital	732,894	650,433
Accumulated other comprehensive loss	(176)	(176)
Accumulated deficit	(15,196)	(108,529)
Total shareholders’ equity	664,273	545,256
Total liabilities and shareholders’ equity	$7,283,119	$6,594,651

The accompanying notes are an integral part of the consolidated financial statements.

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Year ended December 31
	2023	2022	2021

Revenues	$831,103	$627,623	$473,403

Transaction costs (Exclusive of depreciation and amortization shown separately below and inclusive of $1,781, $1,491, and $220 interest expense and fees associated with related party transactions in 2023, 2022, and 2021 respectively, refer to Notes 11 and 22 for further information)	122,291	110,165	101,476
Other operating expenses	160,609	149,199	124,649
Research and development expenses	119,197	115,041	80,760
Sales and marketing expenses	196,654	164,564	114,331
General and administrative expenses	100,929	90,010	64,399
Depreciation and amortization	27,814	20,858	17,997
Total operating expenses	727,494	649,837	503,612

Operating income (loss)	103,609	(22,214)	(30,209)

Financial income (expense):
Gain from change in fair value of Warrants	17,359	33,963	11,824
Other financial income (expense), net	11,568	(10,131)	(6,854)
Financial income, net	28,927	23,832	4,970

Income (loss) before taxes on income and share in losses of associated company	132,536	1,618	(25,239)

Taxes on income	39,203	13,586	8,711

Share in losses of associated company	—	2	37

Net income (loss)	$93,333	$(11,970)	$(33,987)

Other comprehensive loss, net of tax
Foreign currency translation adjustments	—	(2,429)	(1,921)
Other comprehensive loss, net of tax	—	(2,429)	(1,921)

Comprehensive income (loss)	$93,333	$(14,399)	$(35,908)

Per Share Data
Net income (loss) per share attributable to common stockholders — Basic earnings (loss) per share	$0.26	$(0.03)	$(0.33)
— Diluted earnings (loss) per share	$0.24	$(0.03)	$(0.33)

Weighted average common shares outstanding — Basic	361,678,893	348,044,831	202,881,911
Weighted average common shares outstanding — Diluted	392,665,718	348,044,831	202,881,911

The accompanying notes are an integral part of the consolidated financial statements.

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND SHAREHOLDERS’ EQUITY

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

										Accumulated
	Redeemable convertible		Redeemable						Additional	other
	preferred stock		preferred stock		Common Stock		Treasury Stock		paid-in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total
Balance at January 1, 2021	209,529,798	$154,800	3,500	$10,735	48,608,176	$486	—	$—	$79,706	$4,174	$(60,067)	$24,299
Reverse Recapitalization transaction	(209,529,798)	(154,800)	—	—	249,792,546	2,498	—	—	189,056	—	—	191,554
PIPE financing	—	—	—	—	30,000,000	300	—	—	279,885	—	—	280,185
Redemption of Redeemable Preferred Stock	—	—	(3,500)	(10,735)	—	—	—	—	(29,069)	—	—	(29,069)
Exercise of options and vested RSUs	—	—	—	—	11,704,229	117	—	—	18,883	—	—	19,000
Stock-based compensation	—	—	—	—	—	—	—	—	37,012	—	—	37,012
Deferred consideration related to acquisition of optile	—	—	—	—	279,206	3	—	—	(3)	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(1,921)	—	(1,921)
Net loss	—	—	—	—	—	—	—	—	—	—	(33,987)	(33,987)
Balance at December 31, 2021	—	$—	—	$—	340,384,157	$3,404	—	$—	$575,470	$2,253	$(94,054)	$487,073

Balance at January 1, 2022	—	$—	—	$—	340,384,157	$3,404	—	$—	$575,470	$2,253	$(94,054)	$487,073
Adoption of ASC 326	—	—	—	—	—	—	—	—	—	—	(2,505)	(2,505)
Exercise of options and vested RSUs	—	—	—	—	11,478,291	114	—	—	17,392	—	—	17,506
Stock-based compensation	—	—	—	—	—	—	—	—	53,741	—	—	53,741
ESPP shares issued	—	—	—	—	979,577	10	—	—	3,830	—	—	3,840
Other comprehensive loss, net of tax	—	—	—	—	—		—		—	(2,429)	—	(2,429)
Net loss	—	—	—	—	—	—	—	—	—	—	(11,970)	(11,970)
Balance at December 31, 2022	—	$—	—	$—	352,842,025	$3,528	—	$—	$650,433	$(176)	$(108,529)	$545,256

Balance at January 1, 2023	—	$—	—	$—	352,842,025	$3,528	—	$—	$650,433	$(176)	$(108,529)	$545,256
Exercise of options and vested RSUs, and shares granted, net of taxes paid related to settlement of equity awards	—	—	—	—	13,959,542	140	—	—	6,329	—	—	6,469
Stock-based compensation	—	—	—	—	—	—	—	—	69,028	—	—	69,028
ESPP shares issued	—	—	—	—	1,853,618	19	—	—	7,104	—	—	7,123
Common stock repurchased	—	—	—	—	—	—	(11,064,692)	(56,936)	—	—	—	(56,936)
Net income	—	—	—	—	—	—	—	—	—	—	93,333	93,333
Balance at December 31, 2023	—	$—	—	$—	368,655,185	$3,687	(11,064,692)	$(56,936)	$732,894	$(176)	$(15,196)	$664,273

The accompanying notes are an integral part of the consolidated financial statements.

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. DOLLARS IN THOUSANDS

	Year ended December 31
	2023	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$93,333	$(11,970)	$(33,987)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,814	20,858	17,997
Deferred taxes	(11,122)	731	(1,216)
Stock-based compensation expenses	65,767	52,149	37,012
Share in losses of associated company	—	2	37
Gain from change in fair value of Warrants	(17,359)	(33,963)	(11,824)
Transaction costs allocated to Warrants	—	—	5,087
Foreign currency re-measurement (income) loss	(4,359)	2,752	1,103
Changes in operating assets and liabilities, net of the effects of business combinations:
Other current assets	(4,310)	(11,421)	(14,694)
Trade payables	(8,326)	24,284	469
Deferred revenue	1,348	224	(432)
Accounts receivable, net	4,898	964	3,933
Capital advance extended to customers	(299,139)	(223,819)	(330,510)
Capital advance collected from customers	290,801	237,834	342,930
Other payables	13,619	16,608	691
Other long-term liabilities	232	(3,480)	(4,775)
Operating lease right-of-use assets	10,248	10,686	9,525
Other assets	(3,956)	1,521	(1,331)
Net cash provided by operating activities	$159,489	$83,960	$20,015

Cash Flows from Investing Activities
Purchase of property, equipment and software	(8,459)	(10,504)	(6,891)
Capitalization of internal use software	(39,333)	(18,329)	(14,008)
Related party asset acquisition (Refer to Notes 7 and 22 for further information)	(3,600)	—	—
Severance pay fund (contributions) distributions, net	255	628	(99)
Customer funds in transit, net	930	33,939	31,154
Net cash inflow from acquisition of remaining interest in joint venture (Refer to Note 8 for further information)	5,953	—	—
Net cash provided by (used in) investing activities	$(44,254)	$5,734	$10,156

Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with stock based compensation plan, net of taxes paid related to settlement of equity awards	13,203	21,346	19,000
Outstanding operating balances, net	551,914	1,437,358	1,054,530
Borrowings under related party facility (Refer to Notes 11 and 22 for further information)	26,855	29,363	17,431
Repayments under related party facility (Refer to Notes 11 and 22 for further information)	(24,582)	(26,755)	(3,766)
Repayments under loan and security agreement	—	—	(40,025)
Redemption of redeemable preferred stock	—	—	(39,803)
Proceeds from Reverse Recapitalization, net	—	—	108,643
Proceeds from PIPE financing, net	—	—	280,185
Common stock repurchased	(55,436)	—	—
Net cash provided by financing activities	$511,954	$1,461,312	$1,396,195

Effect of exchange rate changes on cash and cash equivalents	$4,458	$(2,719)	$(1,222)

Net change in cash, cash equivalents, restricted cash and customer funds	631,647	1,548,287	1,425,144
Cash, cash equivalents, restricted cash and customer funds at beginning of year	6,386,720	4,838,433	3,413,289
Cash, cash equivalents, restricted cash and customer funds at end of year	$7,018,367	$6,386,720	$4,838,433
Supplemental disclosure of cash flow information:
Cash paid for taxes, net of refunds	$40,910	$9,425	$3,689
Cash interest paid	$1,767	$1,466	$1,919
Supplemental information of investing and financing activities not involving cash flows:
Property, equipment, and software acquired but not paid	$810	$109	$20
Internal use software capitalized but not paid	$10,159	$4,392	$1,560
Right-of-use assets obtained in exchange for new operating lease liabilities	$19,842	$13,003	$3,188
Common stock repurchased but not paid	$1,500	$—	$—
Conversion of redeemable convertible preferred stock into Common Stock	$—	$—	$154,800

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. DOLLARS IN THOUSANDS

The below table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2023	2022	2021
Cash and cash equivalents	$617,022	$543,299	$465,926
Current restricted cash	7,030	2,882	3,000
Non-current restricted cash	5,780	4,848	5,113
Customer funds(1)	6,388,535	5,835,691	4,364,394
Total cash, cash equivalents, restricted cash and customer funds shown in the consolidated statements of cash flows	$7,018,367	$6,386,720	$4,838,433

(1)Excludes $1,991, $2,921 and $36,860 of customer funds in transit as of December 31, 2023, 2022 and 2021, respectively.

Supplemental schedule about Reverse Recapitalization during the year ended December 31, 2021

Cash held by FTOC and cash related to FTOC trust, net of redemptions	$574,961
Less cash consideration paid to Legacy Payoneer Shareholders	398,201
Less cash paid associated with transaction costs allocated to Reverse Recapitalization	68,117
Reverse Recapitalization financing	108,643
Cash related to PIPE	300,000
Less cash paid associated with transaction costs allocated to PIPE	19,815
PIPE financing	280,185
Net contributions from Reverse Recapitalization and PIPE financing	$388,828

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

Payoneer is registered as a Money Service Business with the U.S. Treasury’s Financial Crimes Enforcement Network (FinCEN) and licensed as a Money Transmitter under the laws of all U.S. states where such license is necessary, as well as in the District of Columbia and Puerto Rico. In 2015, the Company, through Payoneer Hong Kong Limited, was granted a Money Service Operator License in Hong Kong which enables the Company to offer payment services from Hong Kong. In 2016, the Company, through Payoneer Japan Limited, was registered as a Funds Transfer Service Provider in Japan. In 2018, the Company, through Payoneer Australia PTY Limited, was registered as a Financial Services Licensee in Australia. In 2019, the Company, through Payoneer Europe Limited, was granted authorization to operate as an Electronic Money Institution from the Central Bank of Ireland and was then authorized, pursuant to EU passporting rules, to provide payment services under its license in all countries in the European Economic Area. Payoneer Europe Limited also holds a license with Mastercard to issue cards, and as of December 31, 2020, was the issuer of the majority of cards issued to Payoneer customers. In January 2021, Payoneer entered into an agreement with an existing card issuing partner in the United States that enables Payoneer to provide its customers with access to commercial Mastercard cards issued through the card issuing partner to make online purchases of commercial goods and services. This commercial card provides advantages such as higher acceptance rates. In 2023, the Company, through Payoneer Payment Services (UK) Limited, was granted authorization as an Electronic Money Institution from the Financial Conduct Authority of the United Kingdom, and through Payoneer Singapore Pte Ltd., was granted a Major Payment Institution License from the Monetary Authority of Singapore.

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

In accordance with guidance applicable to these circumstances, the equity structure has been retroactively adjusted in all comparative periods up to the Closing Date to reflect the number of shares of the Company's common stock, at $0.01 par value per share, issued to Legacy Payoneer's stockholders in connection with the Reverse Recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Payoneer redeemable convertible preferred stock and common stock prior to the Reverse Recapitalization have been retroactively adjusted as shares reflecting the exchange ratio established pursuant to the Reorganization Agreement. In conjunction with the Reverse Recapitalization, the Company’s Common Stock underwent a 1-for-1.88 conversion. Note that the consolidated financial statements give retroactive effect as though the conversion of the Company’s Common Stock occurred for all periods presented, without any change in the par value per share.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a.	Principles of consolidation, basis of presentation, and accounting principles:

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (hereafter – U.S. GAAP) and include the accounts of Payoneer Global Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Investments in an entity where the Company has the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, the Company’s share of the investee’s results of operations is shown within Share in losses of associated company on the consolidated statements of comprehensive income (loss) and its investment balance as an investment in associated company on the consolidated balance sheets.

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

The functional currency of the Company is the U.S. dollar (“dollar” or “$”). Where the Company’s foreign subsidiaries derive their revenue primarily from services provided to the parent company as well as obtain their financing from the parent company in dollars, the Company has determined the functional currencies to be the dollar as well.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

Accordingly, monetary accounts maintained in currencies other than the dollar are re-measured into dollars in accordance with the principles set forth in ASC 830, Foreign Currency Translation, in the following manner:

Balances in non-dollar currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-dollar transactions reflected in the consolidated statements of comprehensive income (loss), the transaction date exchange rates are used. The resulting transaction gains or losses are recorded as other financial income or expense. The Company recognized $5,628 of such transaction losses during the year ended December 31, 2023. Depreciation, amortization and other changes deriving from non-monetary items are based on historical exchange rates.

Prior to 2023, the Company was also affected by fluctuations in exchange rates on its investment in an associated company (refer to Note 8 for details around the acquisition of the remaining interest). The assets and liabilities of the associated company whose functional currency was a foreign currency were translated at the period-end rate of exchange. The resulting translation adjustment was recorded as a component of other comprehensive income (loss) (“OCI”) and is included in shareholders' equity.

Prior to 2023, the Company also had a foreign subsidiary that used the local currency of the respective country as its functional currency. As of January 1, 2023, this subsidiary has changed its functional currency to be that of the Company, the U.S. dollar, due to a shift in the subsidiary’s primary revenue streams, which are now substantially all from services provided to the Company. In periods prior to 2023, assets and liabilities of the non-U.S. dollar functional currency subsidiary were translated into U.S. dollars at the period-end rate of exchange. Revenues, costs, and expenses of the non-U.S. dollar functional currency subsidiary were translated into U.S. dollars using transaction date exchange rates. Gains and losses resulting from these translations were recorded as a component of OCI. Gains and losses from the remeasurement of foreign currency transactions into the functional currency were recognized as other financial income or expense in the consolidated statements of comprehensive income (loss).

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

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

As of December 31, 2023 and 2022, the fair values of the Company's cash, cash equivalents, customer funds, restricted cash, accounts receivable, capital advance receivables, accounts payable, outstanding operating balances, and long-term debt approximated the carrying values of these instruments presented in the Company's consolidated balance sheets because of their nature. The fair value of the warrants described within Note 15 is determined by utilizing the publicly available price of the Company’s stock (Level 1). The fair value of long-term debt, when carrying value does not approximate fair value, is determined using Level 3 unobservable inputs and assumptions by the Company.

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

The Company defines restricted cash as cash held as collateral for the purpose of maintaining compliance with certain agreements, deposits held with payment processors and issuing banks that assist the Company in executing payment transactions, deposits in connection with regulatory requirements, deposits for prospective hedging activities, and deposits for property rental in different locations around the globe. The classification of restricted cash between current and non-current assets depends on the expected duration of the underlying activity.

f.	Customer funds:

The Company holds all customer balances, both in the U.S. and internationally, as direct claims against us which are reflected on the consolidated balance sheets as a liability classified as outstanding operating balances. The Company classifies the assets underlying the customer funds as current based on their purpose and availability to fulfill the direct obligation of the Company under amounts due to customers. The Company maintains dedicated interest and non-interest bearing bank accounts for the holding of all customer funds. The Company does not comingle customer funds in accounts dedicated for holding corporate funds. In certain jurisdictions, the Company may be restricted as to the types of accounts in which customer funds may be maintained and as to the types of assets that may be held.

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

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

Although there is no economic recourse to the seller in the event that the future receivables are not generated, the degree of uncertainty related to this economic benefit is mitigated by the due diligence performed by the Company prior to purchasing the seller’s future receivables and is further mitigated by contractual remedies.

The Company’s due diligence includes, but is not limited to, detailed analysis of the seller’s historical processing volumes, transaction count, chargeback history, growth of the seller, and account longevity with the Company or marketplace.

The Company recognizes revenues associated with these fees over the CA period, adjusting the amount to reflect an effective interest rate. The fees earned on these receivables are included in revenue on the consolidated statements of comprehensive income (loss) and the total fees were not significant to the Company’s operations for the years ended December 31, 2023, 2022 and 2021.

CA receivables, net represents the aggregate amount of CA-related receivables as of the consolidated balance sheet date, net of an allowance for potential uncollectible amounts in the event of merchant fraud, diversion or default. For the purchased receivables, the Company is generally exposed to potential advance losses related to uncollectibility, and as such, the Company establishes an allowance for CA losses (“ALCAL”). Changes to the ALCAL are reflected as transaction costs on the consolidated statements of comprehensive income (loss), according to company’s charge-off methodology.

Beginning in 2022, following the Company’s modified retrospective adoption of ASC 326, the ALCAL is primarily based on expectations of credit losses based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio, which is segmented by programs. Loss rates are generated using historical loss data for each portfolio and are applied to segments of each portfolio. The Company then applies macroeconomic factors such as market unemployment rate, current and forecasted GDP, S&P yield and inflation rate, which are sourced externally, using a single scenario that the Company believes is most appropriate to the economic conditions applicable to a particular period. Expected credit loss rates, inclusive of historical loss data and macroeconomic factors, are applied to the principal amount of the Company’s CA receivables.

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

The Company computes depreciation and amortization using the straight-line method over the estimated useful lives as follows:

Years
Computers, software and peripheral equipment	3-5
Furniture and office equipment	6-16
Leasehold improvements	Shorter of useful life of improvement or lease term

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

Capitalized internal use software is presented within intangible assets, net on the consolidated balance sheets. The assets are amortized over the period of estimated benefit of three years, using the straight-line method, and related amortization is presented under depreciation and amortization on the consolidated statements of comprehensive income (loss). Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development cost requires considerable judgement by management.

k.	Business combinations and asset acquisitions:

The Company evaluates whether a transaction meets the definition of a business. The Company first applies a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets.

If the screen test is met, the transaction is accounted for as an asset acquisition. The Company recognizes assets acquired in an asset acquisition based on the cost to the Company on a relative fair value basis, which includes transaction costs in addition to consideration transferred and liabilities incurred as part of the transaction. Neither goodwill nor bargain purchase gains are recognized in an asset acquisition.

If the screen test is not met, the Company further considers whether the set of assets or acquired entities have at a minimum, inputs and processes that have the ability to create outputs which would meet the definition of a business. The Company accounts for business combinations using the acquisition method when control is transferred to the Company. The consideration transferred in the acquisition is measured at fair value, as are the identifiable net tangible and intangible assets acquired. The fair value of the assets are considered significant estimates made by the Company. Any residual purchase price is allocated as goodwill. Transaction costs are expensed as incurred, except if related to the issue of debt or equity securities. Any contingent consideration connected to the business combination is measured at fair value at the date of acquisition and each reporting period thereafter. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed in the business combination, with the corresponding offset recorded to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of comprehensive income (loss).

l.	Deferred transaction costs:

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

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

m.	Goodwill and intangible assets:

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

The Company reviews long-lived assets for their impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the carrying value of the asset exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, a write-down would be recorded to reduce the related asset to its estimated fair value.

o.	Leases:

The Company adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2021, using a modified retrospective basis and applied the optional practical expedients related to the transition, including those related to lease classification and hindsight.

The Company determines whether an arrangement is a lease for accounting purposes at contract inception by determining whether an asset is explicitly or implicitly identified in the arrangement, and whether the Company obtains the right to control the use of that asset. As of December 31, 2023 and 2022, the Company had entered into operating leases for office facilities and employee vehicles and did not have any finance leases.

Operating leases are recorded as right-of-use (“ROU”) assets, which are presented as right-of-use assets, and lease liabilities, which are included in other payables and other long-term liabilities, on the consolidated balance sheets, depending on their classification as short or long-term, respectively.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate; it uses an incremental borrowing rate for specific terms on a collateralized basis based on the information available on either the ASC 842, Leases, transition date or lease commencement date, as applicable, in determining the present value of lease payments.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a derivative liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as gain or loss on the consolidated statements of comprehensive income (loss). In accordance with ASC 825-10, Financial Instruments, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the statements of comprehensive income (loss) as incurred.

q.	Treasury stock:

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

Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

r.	Revenue recognition:

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

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

Card and Customer Account revenue:

1)	Transaction fee revenues - the Company’s transaction fee revenue principally consists of usage fees. Revenue may vary based on the size and volume of transactions, the payment methods used, the currencies to be ultimately disbursed and the countries to which the funds are transferred. Transaction fee revenues are recognized at a point in time which is the period when the underlying transactions occur, and at this time the amounts are known.
2)	Collection and loading fees - fees are charged to customers upon withdrawal of funds into a customer’s bank account or utilization of funds loaded or allocated to cards. Fees are recognized at a point in time which is the period that the underlying withdrawal or load to a customer occurs.
3)	Service and maintenance fees - maintenance and service fees are charged either monthly or annually to customers. Fees charged in advance to customers covering a single reporting period or multiple reporting periods are recognized when the fee is charged as there is no binding contract term and the fee does not represent a material right to the customer.
4)	Cancellations and refunds of fees - the Company records revenue net of transaction cancellation and refunds of fees. Cancellations and refunds of fees are estimated at the time that the underlying transaction occurs and are provided for in advance of the cancellation or refund.

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

The Company uses third-party processors and financial institutions in executing foreign exchange transactions with third-parties. The Company acts as the principal in these transactions and recognizes revenue as it relates to these transactions on a gross basis as the Company controls the service to the end customer and directs third party processors and other financial institutions to perform the specified services on the Company’s behalf. To the extent revenues are recorded on a gross basis, any commissions or other payments to third-parties are recorded as transaction costs so that the net amount (gross revenue less transaction costs) is reflected in operating income (loss). The company charges both fixed and variable fees related to global bank transfers. Fixed fees are generally on a per transaction basis while variable are generally based on volume of transactions where transactions involve funds transferred to the Company in one currency which are transferred to a beneficiary in another currency.

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

Amortization of customer acquisition rewards and sales commissions are consistent with the pattern of revenue recognition of each performance obligation. Incentives earned by customers and third parties for referring new customers are paid in exchange for a distinct service and accounted for as sales and marketing expenses on the consolidated statements of comprehensive income (loss). Any amounts paid in excess of the fair value of the referral service received are recorded as a reduction of revenue. Fair value of the service is established using amounts paid to vendors for similar services. The Company has applied the practical expedient in ASC 340-40 to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less.

The Company recognizes an asset for incremental costs to obtain a contract such as sales commissions and other customer incentives. The asset is amortized on a systematic basis over the expected customer relationship period, which is estimated as of December 31, 2023 to be 1.84 years. The amortization is recorded within sales and marketing expense on the consolidated statements of comprehensive income (loss).

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

s.	Segments:

The Company determines operating segments based on how its Chief Operating Decision Maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. The Company’s CODM are its Chief Executive Officer and Chief Financial Officer, who review its operating results on a consolidated basis. The Company operates in one segment and has one reportable segment.

t.	Transaction costs:

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

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company is exposed to potential transaction losses due to credit or debit card collections, Electronic Funds Transfer returns and card negative balances and related chargebacks, including charge-offs related to CA. These losses are included in transaction costs. The Company established an allowance for estimated losses arising from processing customer transactions, which represents an accumulation of the estimated amounts necessary to provide for transaction losses incurred as of the reporting date, including those for which the Company has not yet identified. The allowance is monitored quarterly and is updated based on actual claims data. The allowance is based on known facts and circumstances as well as internal factors. As of December 31, 2023 and 2022, the provision for transaction losses, including the allowance for CA totaled $7,418 and $6,617, respectively, and was included in other payables, with the exception of the allowance for CA which is within CA receivables, net on the consolidated balance sheets. Transaction costs also include expenses related to the outstanding balance associated with the Warehouse Facility and are considered to be related party balances as further described within Notes 11 and 22.

u.	Other operating expenses:

Other operating expenses include compensation for the Company’s employees and contingent workforce who support customer service calls, card and account approval, banking infrastructure implementations, transactions monitoring and liquidity management as well as indirect costs incurred for fraud detection, compliance operations and maintenance costs related to the Company’s customer call center infrastructure.

v.	Sales and marketing expenses:

Sales and marketing include business development and product launch costs, marketing and advertising costs, retention and customer support costs, partner commissions, and certain customer acquisition costs. This also includes employee compensation and related costs to support the sales and marketing process. Advertising and certain marketing costs are expensed as incurred and amounted to $23,878, $23,985 and $9,330 for the years ended December 31, 2023, 2022 and 2021, respectively.

w.	Research and development expenses:

Research and development expenses are charged to the consolidated statements of comprehensive income (loss) as incurred and consist primarily of employee compensation and related costs, professional services and consulting expenses, and non-capitalized costs associated with the development of new technologies.

x.	General and administrative expenses:

General and administrative expenses consist primarily of compensation, benefits and overhead expenses associated with corporate management. This also includes, among other things, directors’ and officers’ liability insurance, director fees, internal and external accounting and legal and administrative resources, including audit and legal fees.

y.	Stock-based compensation
1.

Equity awards granted to employees and non-employees are accounted for using the grant date fair value method. The grant date fair value is determined as follows: for restricted stock units (“RSUs”) and stock options with an exercise price, using the Black Scholes pricing model, for stock options or RSUs with market conditions and the Employee Stock Purchase Plan (“ESPP”), using a Monte Carlo model, and for RSUs and stock options with no exercise price with service conditions, based on the grant date share price. The fair value of share-based payment transactions is recognized as expense over the requisite service period. Forfeitures are accounted for as they occur.

2.

The Company measures the compensation cost related to options, RSUs, and ESPP rights awarded on the grant date and recognizes the cost on a straight-line basis over the requisite service period of the awards. Cost of awards with service conditions and market-based conditions for vesting are recognized using the graded vesting method. For awards with market conditions, compensation expense is not reversed if the market conditions are not satisfied.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

3.

The Company measures the additional compensation cost of modified awards on the date of modification and recognizes the cost (1) on the modification date for past service periods and (2) on a straight-line basis over the future related service period.

4.

The fair value of an equity instrument issued to a non-employee is measured as of the grant date. The fair value of the awards is recognized over the vesting period, which coincides with the period that the counter-party provides services to the Company.

5.	The Company recognizes a tax benefit of stock-based compensation in the consolidated statements of comprehensive income (loss) if the tax benefit is realized.
6.	The Company issues new shares for the ESPP and upon option exercise or RSU vesting.
z.	Concentration of risks:

Credit risk concentration

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, customer funds, restricted cash, and accounts receivable. The Company’s assets are held with financial institutions throughout the world. The Company regularly reviews its relative exposure to financial and other institutions and has relationships with a globally diversified group of banks and financial institutions. A significant portion of the Company’s funds are deposited at large depository institutions and global systematically important banks. The vast majority of those cash funds exceed applicable FDIC coverage insurance limits of $250 or are held with financial institutions in countries that do not offer deposit insurance and are subject to specific institutional, regional and country risks. The Company is also exposed to transaction losses due to funds blocked with its global bank transfers processors. See also Note 16.

62% and 68% of the Company’s cash and cash equivalents and customer funds are concentrated with U.S. financial institutions as of December 31, 2023 and 2022, respectively.

Cash and cash equivalents and customer funds balances denominated in U.S. dollars represent 77% and 76% of the balance of the cash, cash equivalents and customer funds at December 31, 2023, and 2022, respectively.

Vendor concentration

The Company issues cards directly under its Mastercard license and utilizes a third-party issuing bank for issuance to customers in the United States and for its corporate purchasing card service. If the issuing bank ceases to transact with current cardholders, experiences a significant disruption that affects current cardholder transactions, or ceases to operate as an issuing bank due to circumstances outside of the Company’s control, or if Mastercard revokes the Company’s license to issue cards, the Company’s financial condition and operating results could be significantly impacted.

Marketplace and customer concentration

In 2023, revenues associated with two individual marketplaces represented 11% and 25%, respectively, of total revenue. In  2022, revenues associated with two individual marketplaces represented 13% and 23%, respectively, of total revenue. In 2021, revenues associated with a single marketplace represented 30% of total revenue. Note that in 2023, the Company updated its methodology for allocating revenues derived from usage to volumes attributable to individual marketplaces, which resulted in increased revenue allocated to certain individual marketplaces. Prior period numbers have been updated to conform to current period presentation.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

In 2023, 2022 and 2021, revenues generated from customers who reside in Greater China constituted 35%, 31% and 34%, respectively, of total revenues. This geographic concentration creates exposure to local economic and political conditions, and to economic downturns in the markets serviced by customers who reside in Greater China. Any unforeseen events or changes in regulation or legal requirements in Greater China that restrict the services the Company can provide to customers who reside in Greater China could have a material impact on the Company’s financial statements.

Geographical employee concentration

In October 2023, in response to Hamas’ attack on Israel from the Gaza Strip, Israel declared war on Hamas. Approximately 60% of the Company’s global employee base is located in Israel, including approximately 80% of its research and development resources. At this time, an insignificant amount of the Company’s Israeli workforce have been called to military reserve duty and the Company has contingencies in place to cover impacted roles and responsibilities.

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

bb.	Contingencies:

Loss contingencies are recognized in the consolidated financial statements when the loss is probable and can be reasonably estimated. Gain contingencies are recognized when realized. Legal costs are expensed as incurred and recorded in general and administrative expenses on the consolidated statements of comprehensive income (loss).

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

cc.	Recently issued accounting pronouncements:

Financial Accounting Standards Board (“FASB”) standards adopted during 2023

In 2020, the FASB issued amended guidance, ASU 2020-04, that provides transitional relief for the accounting impact of reference rate reform. For a limited duration, this guidance provides optional expedients and exceptions for applying GAAP to certain contract modifications, hedging relationships, and other transactions that will be impacted by a reference rate expected to be discontinued due to reference rate reform. As of July 1, 2023, the Warehouse Facility (as defined in Note 11 below) replaced LIBOR with the Daily Simple Secured Overnight Financing Rate ("SOFR") plus 0.26161% as its benchmark rate (see Note 11 for further discussion). Adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

FASB Standards issued, but not adopted as of December 31, 2023

In 2023, the FASB issued guidance, ASU 2023-07, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). It also requires entities to disclose their income tax payments (net of refunds received) to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In 2023, the FASB issued guidance, ASU 2023-09, that requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the name and title of the chief operating decision maker. The guidance also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The new standard is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024 and must be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

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

In addition, according to the Reorganization Agreement, the Company was initially obligated to issue to Legacy Payoneer stockholders up to an additional 30,000,000 shares of common stock (the “Earn-Out Shares”), (a) 50% of which would have been issued if at any time during the first 30 months following the Closing Date, the closing trading price of the shares of the Company’s common stock was greater than or equal to $15.00 over any 20 trading days within any 30 trading days period, which threshold did not occur and as a result the right to these shares was forfeited, and (b) the remaining 50% of which will be issued if at any time during the first 60 months following the Closing Date, the closing trading price of shares of the Company’s common stock will be greater than or equal to $17.00 over any 20 trading days within any 30 trading days period. The Company accounts for the Earn-Out Shares as an equity instrument as it meets the definition of an equity instrument and is considered a free-standing instrument that is indexed to the Company’s own equity in accordance with ASC 815.

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

The Company incurred $64,271 in costs directly related to the Reverse Recapitalization and the PIPE offering such as third-party legal, accounting services and other professional services. Upon consummation of the Reverse Recapitalization, these costs, which had been capitalized on the Company’s balance sheet, were recorded as a reduction to additional paid in capital, with the exception of $5,087, which were expensed as they represent the allocation of the transaction costs associated with the warrants. Transaction costs were allocated to the warrants based on the fair value of the warrants out of the total consideration. There were also deferred underwriting costs related to FTOC totaling $28,934 that were paid as part of the closing of the Reverse Recapitalization.

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

NOTE 4 – CAPITAL ADVANCE (“CA”) RECEIVABLES

During the years ended December 31, 2023 and 2022, the Company has purchased and collected the following principal amounts associated with CA receivables, including foreign exchange adjustments:

	December 31,
	2023	2022
Beginning CA receivables, gross	$42,466	$56,101
CA extended to customers	298,467	237,825
Change in revenue receivables	420	(9)
CA collected from customers	(285,530)	(248,932)
Charge-offs, net of recoveries	(5,271)	(2,519)
Ending CA receivables, gross	$50,552	$42,466
Allowance for CA losses	(5,059)	(5,311)
CA receivables, net	$45,493	$37,155

The outstanding gross balance at December 31, 2023, consists of the following current and overdue amounts:

Total	Current	1-30 days overdue	30-60 overdue	60-90 overdue	Above 90 overdue
50,552	47,332	1,977	692	276	275

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 4 – CAPITAL ADVANCE (“CA”) RECEIVABLES (continued):

The outstanding gross balance at December 31, 2022, consists of the following current and overdue amounts:

Total	Current	1-30 days overdue	30-60 overdue	60-90 overdue	Above 90 overdue
42,466	39,945	986	380	104	1,051

The following are current and overdue balances from above that are segregated into the timing of expected collections at December 31, 2023:

		Due in less than			Due in more than
Total	Overdue	30 days	Due in 30-60 days	Due in 60-90 days	90 days
50,552	3,220	10,841	13,696	17,462	5,333

The following are current and overdue balances from above that are segregated into the timing of expected collections at December 31, 2022:

		Due in less than			Due in more than
Total	Overdue	30 days	Due in 30-60 days	Due in 60-90 days	90 days
42,466	2,521	7,354	12,553	14,427	5,611

As of December 31, 2023, the Company has applied a range of loss rates to the portfolio of 1.58% to 1.85% for the allowance for CA losses with the weighted average loss rate applied being 1.75%. The Company applied a range of loss rates to the portfolio of 1.59% to 1.86% for the allowance for CA losses with the weighted average loss rate applied being 1.75% as of December 31, 2022.

Below is a rollforward for the ALCAL for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Beginning balance	$5,311	$2,426
Adjustment for adoption of ASC 326	—	2,505
Provisions	5,227	4,357
Recoveries	(208)	(1,458)
Charge-offs	(5,271)	(2,519)
Ending balance	$5,059	$5,311

NOTE 5 - OTHER CURRENT ASSETS

Composition of other current assets, grouped by major classifications, is as follows:

	December 31,
	2023	2022
Prepaid expenses	$16,656	$12,155
Income receivable	12,844	11,162
Prepaid income taxes	8,136	7,671
Other	3,036	5,290
Total other current assets	$40,672	$36,278

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 6 – PROPERTY, EQUIPMENT AND SOFTWARE

Composition of property, equipment and software, grouped by major classifications, is as follows:

	December 31,
	2023	2022
Computers, software and peripheral equipment	$39,453	$34,328
Leasehold improvements	9,678	9,741
Furniture and office equipment	5,674	4,418
Property, equipment and software	54,805	48,487
Accumulated depreciation	(39,306)	(34,095)
Property, equipment and software, net	$15,499	$14,392

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 were $8,056, $8,285 and $7,057, respectively.

During the years ended December 31, 2023 and 2022, the Company disposed of certain long-lived assets which were fully depreciated and had a cost of $2,915 and $7,477, and certain assets with net book value of $11 and $43, respectively.

The following table presents the Company’s property, equipment and software, net of depreciation, by geographic region:

	December 31,
	2023	2022
Israel	$11,933	$10,518
United States	1,676	1,036
All other countries	1,890	2,838
	$15,499	$14,392

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company conducted the annual impairment test of goodwill as of September 30, 2023. The Company elected to directly perform a quantitative analysis of fair value of the reporting unit compared to the carrying value of the reporting unit. Based on the results of this analysis, the Company determined that goodwill was not impaired. The Company has not recognized an impairment charge in any of the years ended December 31, 2023, 2022, or 2021. No triggering events have occurred since the annual impairment assessment that would change the Company’s assessment.

The following table presents goodwill balance and adjustments to those balances during the year ended December 31, 2023:

			Foreign			Foreign
			Currency			Currency
	December 31,	Goodwill	Translation	December 31,	Goodwill	Translation	December 31,
	2021	Acquired	Adjustments	2022	Acquired	Adjustments	2023
Total goodwill	$21,127	—	(1,238)	$19,889	—	—	$19,889

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS (continued):

Intangible assets

Composition of intangible assets, grouped by major classifications, is as follows:

	December 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Internal use software	$122,001	$(54,804)	$67,197	$75,195	$(38,607)	$36,588
Acquired developed technology	17,915	(8,846)	9,069	14,365	(5,509)	8,856
Total	$139,916	$(63,650)	$76,266	$89,560	$(44,116)	$45,444

On August 2, 2023, Payoneer Inc. and Payoneer Research & Development Ltd., wholly owned subsidiaries of the Company, purchased certain assets and intellectual property of Spott Incredibles Technologies Ltd. (“Spott”) for a total consideration of $3,600, and committed to $400 of future payments contingent on Spott’s former employees’ continued employment with Payoneer Research & Development Ltd. Spott’s intellectual property provides real-time e-commerce data and analytics for more informed and faster business decision-making. Note that a member of the Board of Directors of the Company has an indirect interest in Spott and serves on its board – refer to Note 22 for related party considerations.

The Company determined that this transaction is an asset acquisition under ASC 805, Business Combinations, as substantially all of the fair value of the gross assets of Spott are concentrated in a group of similar intangible assets. The intangible assets will be amortized over a period of three years.

Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $19,434, $11,959 and $10,826, respectively.

At December 31, 2023, 2022 and 2021, the Company evaluated internal use software for impairment and determined to impair internal use software assets no longer in use.

During the year ended December 31, 2023, the Company recognized $293 in impairment of intangibles acquired through the acquisition of the remaining interest in a joint venture as described in Note 8. The acquired intangibles were determined to have no use to the Company post-acquisition. The Company also recognized an insignificant amount of additional impairment related to other intangible assets. The Company recognized an impairment of internal use software in the amount of $614 and $114 in the years ended 2022 and 2021, respectively, related to the abandonment of specific projects. The impairment is presented under Depreciation and amortization expenses.

Expected future intangible asset amortization as of December 31, 2023, excluding capitalized internal use software of $24,164 not yet placed in service as of that date, was as follows:

Fiscal years
2024	$24,387
2025	19,729
2026	7,986
2027 and thereafter	—
Total	$52,102

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 8 – INVESTMENT IN ASSOCIATED COMPANY

In July 2019, the Company, through its wholly-owned subsidiary Payoneer Research and Development Ltd., entered into an agreement for the establishment of a joint venture company in the People’s Republic of China (“PRC”). The objective of the joint venture was to apply for a local payment service provider license in accordance with PRC laws. The Company’s share in the Joint Venture was 46%, and the remaining ownership interest was held by two local partners. Initial funds in the amount of $6,501 were contributed. The investment in the joint venture was presented as an investment in associated company in the Company’s consolidated balance sheets as the Company did not have control over the joint venture.

In January 2023, the Company, through Payoneer Research and Development Ltd., acquired all remaining interests from other partners in the joint venture for cash consideration of $7,961. As part of the agreement, the acquiring company assumed responsibility for all expenses and income incurred or earned through the date of acquisition related to the joint venture.

As substantially all of the fair value of the gross assets of the joint venture are concentrated in a group of similar assets (cash and cash equivalents and restricted deposits in the amount of $13,914), the Company accounted for the transaction as an asset acquisition. As such, the Company’s basis in the acquired assets is valued at the amount of consideration transferred.

NOTE 9 – LEASES

The Company’s lease expense was as follows:

	December 31,
	2023	2022	2021
Short-term lease expense	$1,501	1,430	309
Operating lease expense	10,122	11,224	10,420
Total lease expense	$11,623	$12,654	$10,729

The operating cash flows associated with operating leases were $10,248, $10,686 and $9,525 for the years ended December 31, 2023, 2022 and 2021, respectively. Additional balance sheet information related to leases was as follows:

	December 31,
	2023		2022
Operating lease right-of-use assets	$24,854		$15,260

Operating lease liabilities within other payables	7,171		8,360
Operating lease liabilities within other long-term liabilities	17,836		6,514
Total operating lease liabilities	25,007		14,874

Weighted average remaining lease term – operating leases	7.11	years	1.99	years
Weighted average discount rate – operating leases	6.06%		2.67%

Operating lease amounts include minimum lease payments under the Company’s non-cancelable operating leases primarily for office facilities and employee vehicles. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under the Company’s existing leases.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 9 – LEASES (continued):

The Company leases its facilities under various operating lease agreements, which expire on various dates. The minimum lease commitments due as of the year ended under non-cancelable operating leases are as follows:

As of December 31, 2023
2024	$7,050
2025	5,364
2026	2,859
2027	1,923
2028	1,923
Thereafter	12,372
Total	31,491
Less present value discount	(6,484)
Lease liability	$25,007

NOTE 10 - OTHER PAYABLES

Composition of other payables, grouped by major classifications, is as follows:

	December 31,
	2023	2022
Employee related compensation	$67,837	$64,464
Commissions payable	23,695	12,159
Accrued expenses	12,358	10,001
Lease liability	7,171	8,360
Income tax payable	2,410	—
Other	4,037	2,350
Total other payables	$117,508	$97,334

NOTE 11 – DEBT

On October 28, 2021, Payoneer Early Payments Inc. (“PEPI”), a wholly-owned second tier subsidiary of the Company and its subsidiary (the “Borrower”) entered into a Receivables and Loan Security Agreement (the “Warehouse Facility”) with Viola Credit VI, L.P. (currently known as Viola Credit ALF II, L.P.), Viola Credit Alternative Lending FNX SPV, L.P. (the “Lenders”) and Viola Credit Alternative Lending Management 2018 L.P. (collectively, the “Parties”) for the purpose of external financing of Capital Advance activity. The Company notes that the Lenders are related parties through the Company’s Board of Directors’ chairman’s ownership interest in the Lenders. Refer to Note 22 for further information regarding related party considerations.

In accordance with the Warehouse Facility agreement, the Lenders will make available to the Company an initial committed amount of $25,000, which may be increased at the request of the Company, and with the consent of the Lenders, in $25,000 increments up to $100,000. The associated borrowings will be secured by the assets of the Borrower, which consist primarily of capital advance receivables as well as a pledge of the equity of the Borrower. The recourse under the Warehouse Facility agreement is limited to Borrower's assets, and no other Payoneer entity guarantees repayment by the Borrower. At December 31, 2023 and 2022, respectively, $32,468 and $25,906 was pledged as collateral and included within Capital advance receivables on the consolidated balance sheets.

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

The Company recorded expenses included in transaction cost in the total amount of $1,781, $1,491 and $220 for the years ended at December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the outstanding associated balance was $18,411, due within 2025, with $168 of accrued expenses included in Other payables. As of December 31, 2022, the outstanding associated balance was $16,138 with $153 of accrued expenses included in Other payables.

The Warehouse Facility agreement includes certain affirmative and negative covenants that must be maintained by the Company and includes certain financial measures such as minimum tangible equity and minimum unrestricted cash at the Company level. As of December 31, 2023, the Company was in compliance with all applicable covenants.

As of December 31, 2023, the fair value of the debt approximates the book value due to the short time span between initiation and balance sheet date with the outstanding balance classified as Level 3 in the fair value leveling hierarchy as the inputs into the valuation are not observable.

NOTE 12 – OTHER LONG-TERM LIABILITIES

Composition of other long-term liabilities, grouped by major classifications, is as follows:

	December 31,
	2023	2022
Reserves for uncertain income tax positions	$24,793	$17,332
Long-term lease liabilities	17,836	6,514
Other tax provisions	5,202	3,716
Severance pay liabilities	2,056	2,252
Other	18	17
Total other long-term liabilities	$49,905	$29,831

NOTE 13 – RESTRUCTURING CHARGES

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

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 13 – RESTRUCTURING CHARGES (continued):

During the year ended December 31, 2023, the Company incurred and paid costs of $4,448 related to severance and other employee termination benefits. The Company does not expect to incur additional costs related to the Plan. The restructuring costs are recognized in the consolidated statements of comprehensive income (loss) as follows:

Severance and other employee termination benefits
Other operating expenses	$623
Research and development expenses	1,559
Sales and marketing expenses	2,029
General and administrative expenses	277
Total	$4,488

NOTE 14 – SEVERANCE PAY FUND AND ACCRUED SEVERANCE PAY

While the Company maintains immaterial severance pay liabilities in several jurisdictions globally, the following discussion covers the severance arrangement in Payoneer Research and Development Ltd. (“The Israeli Subsidiary”), which is its most material arrangement and makes up substantially all of the severance pay liabilities included within Other long-term liabilities on the consolidated balance sheets.

Labor laws in Israel and employment agreements require paying severance pay to employees that are dismissed or retire from their employment in certain circumstances, according to a defined benefit plan. Employees (for whom the Company makes regular deposits in pension and severance pay funds according to a defined benefit plan) dismissed before attaining retirement age are entitled to severance pay computed on the basis of their latest pay rate. In respect of these employees, the Company is committed to supplement the difference between severance pay computed as above and the amounts accumulated in the abovementioned funds. Commencing in 2011, the Israeli Subsidiary added Section 14 of the Severance Pay Law - 1963 to new employees’ agreements that eliminates the need to accrue provisions for retirement expenses for these employees, other than periodic payments made on behalf of the employees that are expensed periodically. The accrued severance pay liability was $1,472 and $1,878 as of December 31, 2023 and 2022, respectively.

The Israeli Subsidiary’s severance pay liability for the Israeli employees is covered mainly by the purchase of insurance policies. The value of these policies is recorded as an asset in the consolidated balance sheets. The balance of the severance pay fund was $840 and $1,095 as of December 31, 2023 and 2022, respectively.

NOTE 15 – WARRANTS AND SHAREHOLDER’S EQUITY

Share Repurchase Program and Treasury Stock

On May 7, 2023, the Company’s Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80,000 of its common stock, including any applicable excise tax. On December 7, 2023, the Board authorized an amendment to the program to increase the authorized amount of repurchases to an aggregate amount not to exceed $250,000, including the amount that remained available as of December 7, 2023 to repurchase common stock under, but not any prior repurchases effected pursuant to, the previous authorization. The amended authorization expires December 31, 2025.

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

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 15 – WARRANTS AND SHAREHOLDER’S EQUITY (continued):

During the year ended December 31, 2023, the Company repurchased 11,064,692 shares of its common stock for approximately $56,936 at a weighted average cost of $5.13 per share, respectively. As of December 31, 2023, a total of approximately $240,179 remained available for future repurchases of the Company’s common stock under the program.

Common Stock

Holders of common stock are entitled to one vote per share and to receive dividends, when declared. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

Warrants

As described within Note 3, the Company has publicly traded warrants that are exercisable for shares of the Company’s common stock. Warrants may only be exercised for a whole number of shares at an exercise price of $11.50. These warrants expire on June 25, 2026, or earlier, if redeemed. At December 31, 2023, there were 25,158,086 warrants outstanding with a corresponding liability valued at $8,555. The warrants are considered to be a Level 1 fair value measurement due to the observability of the inputs. Note that 723,333 private placement warrants issued by FTOC were forfeited at the close of the Reverse Recapitalization transaction.

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

Redemption of warrants when the price per share of Common Stock equals or exceeds $10.00.

The Company may redeem the warrants in whole and not in part, at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares calculated in the manner set forth in the warrant agreement relating to the warrants, based on the redemption date and the “fair market value” of the Common Stock shares if; and only if, the closing price of the Common Stock equals or exceeds $10.00 per Public Share (as adjusted for share sub-divisions, share dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within the 30 trading-day period ending on the third trading day prior to the date on which notice of the redemption is given to the warrant holders; and if, and only if, there is an effective registration statement covering the issuance of Common Stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 15 – WARRANTS AND SHAREHOLDER’S EQUITY (continued):

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of comprehensive income (loss). The following table presents the changes in the fair value of warrant liabilities (Level 1):

	December 31,
	2023	2022
Beginning fair value	$25,914	$59,877
Change in fair value	(17,359)	(33,963)
Ending fair value	8,555	25,914

In September 2015, the Company issued equity classified private warrants to purchase shares of Common Stock to a non-employee in association with a commercial services agreement. The exercise price of the warrants is $1.79 per share and they expire 10 years from issuance. At December 31, 2023, 2022 and 2021, 1,792,994 private warrants were outstanding, out of which 1,080,707 were vested. The Company did not recognize additional expenses related to the warrants in 2023, 2022, or 2021.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

Pursuant to the terms of the agreement, Payoneer Guangzhou seeks to purchase the Licenseholder, and placed approximately $4 million in escrow in October 2023, representing a small portion of the agreed upon consideration for the purchase. In the event of termination of the agreement, such escrow amount will be returned to Payoneer Guangzhou, and in the event of a successful transaction, it will be applied to the full purchase price. The closing of the acquisition is subject to customary closing conditions and termination provisions provided for in the agreement, as well as governmental registrations and approvals, including the approval of the Transaction by the PBoC, and timing is uncertain.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES (continued):

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

NOTE 17 – REVENUE

The following table presents revenue recognized from contracts with customers as well as revenue from other sources:

	Year Ended December 31,
	2023	2022	2021

Revenue recognized at a point in time	$573,902	$533,213	$440,582
Revenue recognized over time	16,925	30,354	20,000
Revenue from contracts with customers	$590,827	$563,567	$460,582
Interest income on customer balances	$230,634	$55,292	$2,702
Capital advance income	9,642	8,764	10,119
Revenue from other sources	$240,276	$64,056	$12,821
Total revenues	$831,103	$627,623	$473,403

Based on the information provided to and reviewed by the Company’s CODM, the Company believes that the nature, amount, timing, and uncertainty of its revenue and cash flows and how they are affected by economic factors are most appropriately depicted through its primary regional markets. The following table presents the Company’s revenue disaggregated by primary regional market, with revenues being attributed to the country (in the region) in which the billing address of the transacting customer is located, with the exception of global bank transfer revenues, where revenues are disaggregated based on the billing address of the transaction funds source.

	Year Ended December 31,
	2023	2022	2021
Primary regional markets
Greater China(1)	$287,944	$195,663	$160,583
Europe(2)	166,868	130,850	104,148
Asia-Pacific(2)	114,335	84,817	61,132
North America(3)	97,434	92,045	61,613
South Asia, Middle East and North Africa(2)	87,237	69,239	50,830
Latin America(2)	77,285	55,009	35,097
Total revenues	$831,103	$627,623	$473,403

(1)	Greater China is inclusive of mainland China, Hong Kong, Macao and Taiwan
(2)	No single country included in any of these regions generated more than 10% of total revenue
(3)	The United States is the Company’s country of domicile. Of North America revenues, the U.S. represents $93,371, $87,438 and $55,941 during the years ended December 31, 2023, 2022 and 2021.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 17 – REVENUE (continued):

The following table represents a rollforward of deferred customer acquisition costs:

Opening balance as of December 31, 2022	$10,245
Additions to deferred customer acquisition costs	9,406
Amortization of deferred customer acquisition costs	(10,038)
Ending balance as of December 31, 2023	$9,613

Opening balance as of December 31, 2021	$11,366
Additions to deferred customer acquisition costs	11,476
Amortization of deferred customer acquisition costs	(12,597)
Ending balance as of December 31, 2022	$10,245

NOTE 18 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	December 31,
	2023	2022	2021
Bank and processor fees	$87,972	$85,015	$76,868
Network fees	18,212	13,617	9,162
Chargebacks and operational losses	7,273	3,837	3,917
Card costs	1,858	1,834	2,323
Capital advance costs, net of recoveries	6,679	4,526	6,363
Other	297	1,336	2,843
Total transaction costs	$122,291	$110,165	$101,476

NOTE 19 – STOCK-BASED COMPENSATION

Option and restricted stock compensation plans

The Company maintains three stock-based compensation incentive plans: the Payoneer Inc. 2007 Share Incentive Plan and the Payoneer Inc. 2007 U.S. Share Incentive Plan (hereafter together – the “2007 Plan”), the Payoneer Inc. 2017 Stock Incentive Plan (hereafter – the “2017 Plan”) and the 2021 Omnibus Incentive Plan (the “2021 Plan”).

●	2007 Plan - In February 2007, the Company’s Board of Directors approved the 2007 Plan, where up to 3,360,000 incentive awards (including stock options and RSUs) were available for grants to employees of the Company and other individuals eligible under the plan. Subsequent to the original plan approval, there were several periodic increases in options that were available for grant through approval by the Company’s board of directors and stockholders. The 2007 Plan is no longer available for grants of new awards as of 2017.
●	2017 Plan - In May 2017, the Company’s Board of Directors approved the 2017 Plan, where up to 21,756,714 incentive awards (including stock options and RSUs) were available for grant to employees of the Company and other individuals eligible under the Plan. Awards generally vest over a four year period and continued vesting of any outstanding award is usually subject to continued service of the person to whom the award was granted. The 2017 Plan is no longer available for grants of new awards as of 2021.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 19 – STOCK-BASED COMPENSATION (continued):

●	2021 Plan - In June 2021, the Company's Board of Directors adopted the 2021 Plan, pursuant to the approval of the 2021 Plan by the shareholders of the Company. The plan allows the granting of incentive awards (including stock options and RSUs) to employees of the Company and other individuals eligible under the Plan. Awards granted under the plan generally vest over a four year period and continued vesting of any outstanding award is usually subject to continued service of the person to whom the award was granted.
o	2021 Transaction Bonus Pool - As indicated in Note 3, the Company approved and adopted the Transaction Bonus Pool under the 2021 Plan, associated with the Reverse Recapitalization in 2021. The RSUs associated with the Transaction Bonus Pool are subject to certain market-based and service conditions. Fifty percent of those RSUs would have vested if at any time during the 30 months following the Closing Date, the closing share price of Company Shares was greater than or equal to $15.00 over any 20 days trading within any 30 trading days period (which threshold did not occur and as a result the right to these shares was forfeited); and the remaining 50% of those RSUs shall vest if at any time during the 60 months following the Closing Date, the closing share price of Company Shares is greater than or equal to $17.00 over any 20 trading days within any 30 trading days period, subject to the grantee's continued status as an employee until and including the time the RSUs vest.

Under each of the plans, no options shall be exercisable after the expiration of 10 years after the effective date of grant.

Options

Note that no new options were granted by the Company in 2023.

As of December 31, 2023, 27,788,279 options are authorized under the Plans. Each option can be exercised to purchase one share of Common Stock par value USD 0.01 each of the Company. The Company’s Board of Directors approved the grant of the following stock options:

	December 31, 2023
	Outstanding Options		Options Exercisable
		Weighted Average		Weighted Average
Exercise	Number	Remaining	Number	Remaining
Price	Outstanding	Contractual life	Exercisable	Contractual life
$0.010	3,807,728	6.77	2,895,082	6.69
$0.080	283,041	4.10	283,041	4.10
$0.540	447,127	0.33	447,127	0.33
$0.620	2,560,809	1.09	2,560,809	1.09
$1.380	126,231	1.95	126,231	1.95
$1.410	4,250,463	2.12	4,250,463	2.12
$1.810	213,030	2.57	213,030	2.57
$2.740	2,985,936	6.23	2,765,803	6.23
$2.800	3,263,194	4.10	3,263,194	4.10
$2.850	821,649	4.77	821,649	4.77
$2.900	4,695,269	5.13	4,695,269	5.13
$3.020	1,961,198	3.18	1,961,198	3.18
$3.070	607,028	5.55	607,028	5.55
$3.900	600,056	6.96	466,949	6.96
$3.980	500,000	8.50	187,500	8.50
$7.870	665,520	7.10	457,540	7.10
	27,788,279	4.41	26,001,913	4.21

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 19 – STOCK-BASED COMPENSATION (continued):

The vesting period of the outstanding options is generally 4 years from the date of grant. The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted by the Company:

	Year Ended December 31,
	2022	2021
Expected term (in years)	6.11	5.19-6.11
Risk-free interest rate	3.15%	0.61%-1.08%
Dividend yield	0%	0%
Volatility rate	57%	50%
Weighted average fair value of options at grant date	$2.252	$7.131

The Company selected the Black-Scholes Merton option pricing model as the most appropriate fair value method for its stock options awards based on the market value of the underlying shares at the date of grant. Historical information for a selection of similar publicly traded companies was the basis for the expected volatility. Historical information and management expectations were the basis for the expected dividend yield. The expected lives of the options are based upon the simplified method per ASC 718, Compensation – Stock Compensation. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Option vesting generally occurs in tranches up to four years.

As of December 31, 2023, there were approximately $7,405 of unrecognized compensation costs outstanding, related to unamortized stock option compensation which are expected to be recognized over a weighted-average period of 1.90 years. Total unrecognized compensation cost will be recognized as incurred. In addition, as future grants are made, additional compensation costs will be incurred.

The following table presents a summary of stock option activity for the year ended December 31, 2023:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
	Shares	Share	Term	Value
Outstanding December 31, 2022	34,923,788	$2.10	$5.45	$117,849
Granted	—	$—	—	—
Exercised	(6,422,962)	$1.84	—	—
Forfeited	(712,547)	$3.21	—	—
Outstanding December 31, 2023	27,788,279	$2.13	$4.41	$85,703

Exercisable December 31, 2023	26,001,913	$2.12	$4.21	$80,408

The aggregate intrinsic value of options exercised was $25,246, $26,105 and $17,102 for the years ended December 31, 2023, 2022 and 2021, respectively. In 2023, 2022 and 2021, the Company has received a tax benefit of $1,201, $1,944 and $1,401, respectively, in excess of the tax benefit based on the intrinsic value on date of issuance of the share-based compensation, respectively.

Restricted Stock Units

The cost of RSUs granted is determined using the fair market value of the Company’s common stock on the date of grant. Prior to the Reverse Recapitalization, the fair market value of the Company’s common stock was determined using a combination of discounted cash flow and option pricing method methodologies. Key inputs and assumptions used (which are Level 3 inputs and assumptions) were forecasted future financial performance, discount rate, cost of equity and terminal growth rate. Prior to the Reverse Recapitalization, the implied common stock price was estimated based on the difference in the rights and preference between the preferred and common stock.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 19 – STOCK-BASED COMPENSATION (continued):

The following table summarizes the RSUs activity under the 2017 Plan and the 2021 Plan as of December 31, 2023:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Outstanding December 31, 2022	25,853,581	$5.88
Granted	17,339,704	$5.43
Vested	(7,472,296)	$5.56
Withhold to Cover shares repurchased	(1,095,803)	$5.23
Forfeited	(3,881,820)	$6.57
Outstanding December 31, 2023	30,743,366	$5.65

In the year ended December 31, 2023, the Company granted 16,439,704 RSUs under the 2021 plan, which are subject to time-vesting and continued service conditions. In the same period, the Company granted an additional 900,000 RSUs under the same Plan, which are subject to time-vesting, continued service conditions and stock performance targets. The Company evaluated the fair value of this grant using a Monte Carlo simulation in the amount of $3,108.

The total vesting-date value of equity classified RSUs vested during 2023 was $12,826. As of December 31, 2023, the unrecognized compensation cost related to all unvested equity classified RSUs of $119,919 is expected to be recognized as an expense on a straight-line basis over a weighted-average period of 1.94 years.

In 2023, the Company started to withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock units under its employee equity incentive plans in the United States. During the year ended December 31, 2023, the Company withheld 1,095,803 shares for $5,728. RSU vesting is shown net of this withholding on the consolidated statements of shareholders’ equity and cash flows.

In 2023, 2022 and 2021, the Company has received a tax benefit of $0, $3,682 and $4,054, respectively, in excess of the tax benefit based on the intrinsic value on date of issuance of the share-based compensation, respectively.

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

During the year ended December 31, 2023, employees participating in the ESPP purchased 1,032,434 shares at a per share price of $3.90 when the November 16, 2022 to May 15, 2023 offering period closed, and 821,184 shares at a per share price of $3.77 when the May 16, 2023 to November 15, 2023 offering period closed.

During the year ended December 31, 2022, employees participating in the ESPP purchased 979,577 shares at a per share price of $3.92.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 19 – STOCK-BASED COMPENSATION (continued):

As of December 31, 2023, approximately 4,770,007 shares were reserved for future issuance under the ESPP, and the current offering period, which opened on November 16, 2023, is expected to close on May 15, 2024. The fair value attributable to the current plan was $1,212 as of the beginning of the current offering period and was measured using the Monte Carlo model.

As of December 31, 2022, approximately 6,623,625 shares were reserved for future issuance under the ESPP. The fair value attributable to the plan was $2,083 as of the beginning of each offering period and was measured using the Monte Carlo model.

The expense associated with the ESPP recognized during the years ended December 31, 2023 and 2022 was $3,321 and $2,075, respectively.

Options, RSUs, and ESPP

The Company records stock-based compensation expense for its equity incentive plans in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on the Company’s results of operations of recording stock-based compensation expense under its equity incentive plans, including the ESPP, were as follows:

	December 31,
	2023	2022	2021
Other operating expenses	$12,327	$10,870	$8,194
Research and development expenses	15,698	10,248	6,012
Sales and marketing expenses	18,506	15,175	10,916
General and administrative expenses	19,236	15,856	11,890
Total stock-based compensation	$65,767	$52,149	$37,012

The Company capitalized $3,650 and $1,592 in stock-based compensation costs as part of internal use software during the years ended December 31, 2023 and 2022, respectively. No compensation costs were capitalized during the year ended December 31, 2021.

NOTE 20 - INCOME TAXES

The Company is subject to U.S. federal, state, and foreign income taxes. The components of income (loss) before income taxes and share in losses of associated company for each of the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Income (loss) before income taxes and share in losses of associated company:
U.S. Domestic	$133,061	$13,266	$(27,181)
Foreign	(525)	(11,648)	1,942
	$132,536	$1,618	$(25,239)

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 20 - INCOME TAXES (continued):

The components of the provision for income taxes for each of the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$37,633	$1,066	$—
State	1,298	380	464
Foreign	11,394	11,409	9,463
Total current tax provision (benefit)	50,325	12,855	9,927
Deferred:
Federal	(10,508)	—	—
State	(351)	—	—
Foreign	(263)	731	(1,216)
Total deferred tax provision (benefit)	(11,122)	731	(1,216)
Provision for income tax expense (benefit)	$39,203	$13,586	$8,711

The Company had an effective tax rate of 30% for the year ended December 31, 2023 compared to an effective tax rate of 839% for the year ended December 31, 2022 and (34)% for the year ended December 31, 2021.

A reconciliation of the statutory U.S. federal income tax rate of 21% in 2023, 2022 and 2021 to the effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Tax computed at the statutory U.S. federal income tax rate	$27,833	$340	$(5,300)
State taxes, net of federal benefit	655	378	1,023
Differences in foreign tax rate[1]	456	(2,494)	(1,213)
Change in Valuation allowances	(9,749)	5,258	3,329
Share-based compensation	13,053	5,725	7,161
Non-taxable warrant revaluation	(3,723)	(7,132)	(2,483)
Other statutorily non-deductible expenses	3,044	1,487	1,806
Provision to return adjustment	(1,090)	402	—
Uncertain tax positions	7,461	7,793	4,384
U.S. tax on foreign earnings	2,051	1,527	—
Other	(788)	302	4
	$39,203	$13,586	$8,711

[1]Israeli taxation: in general, the income, including any capital gains, of the Israeli Subsidiary, other than from Approved Enterprises, is taxed in Israel at the regular corporate tax rate of 23%. However, pursuant to the Encouragement of Capital Investments Law, the Company benefits from a reduced tax rate of 16% on revenues associated with the research and development activity performed in Israel. Thus, the Israeli Subsidiary is subject to tax in Israel based on a blended rate. In 2023, the blended rate is about 18%, as compared to 17% in 2022.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 20 - INCOME TAXES (continued):

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of long-term assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s long-term net deferred tax assets were as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$21,248	$24,733
Transaction loss provision	1,149	994
Property, equipment & software	6	167
Share-based compensation	2,083	7,123
Accrued expenses	3,154	464
Employee benefits	5,258	5,476
Operating lease liability	3,120	385
Capitalized research and development	7,426	808
Gross deferred tax assets	43,444	40,150
Valuation allowance	(19,281)	(28,424)
Total deferred tax assets	24,163	11,726

Deferred tax liabilities:
Contract assets	413	443
Right-of-use asset	3,126	506
Property, equipment & software	909	—
Internal use software (pre-2022)	4,415	6,127
Other	9	481
Total deferred tax liabilities	8,872	7,557

Net deferred tax assets	$15,291	$4,169

Deferred taxes as of December 31, 2023 were reduced by a valuation allowance primarily relating to net operating losses in Germany. In assessing the likelihood of realizing deferred tax assets, management considers factors such as prior earnings history, expected future earnings and the reversal of existing taxable temporary differences. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

After consideration of the evidence described above, management believes it is more likely than not that deferred tax assets will be realized for the United States and the Israel subsidiary. Therefore, during the year ended December 31, 2023, the Company recorded a release of $10,553 in respect of the valuation allowance applied on deferred tax assets recorded in the United States. Due to a record of historical taxable losses, management believes it is more likely than not that the deferred tax assets will not be realized in Germany and a full valuation allowance remained in effect as at December 31, 2023.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 20 - INCOME TAXES (continued):

As of December 31, 2023, the Company utilized all remaining US federal net operating loss carryforwards. Though our state net operating loss carryforwards were insignificant as of December 31, 2023, these net operating losses can be utilized to reduce future taxable income, if any. Utilization of the net operating loss carryforwards may be subject to annual limitations under the tax laws of the different states. The annual limitation may result in the expiration of state net operating loss carryforwards before utilization. If not utilized, the state net operating loss carryforwards will begin to expire in 2026. The Company also has significant net operating losses in Germany of approximately $70,000, which may be carried forward indefinitely to offset future taxable income in Germany. It is more likely than not that the majority of the German net operating loss carryforwards will not be realized; therefore, we have recorded a valuation allowance against them.

The Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested as such earnings are generally used to finance foreign operations and investments. Accordingly, we have not provided for deferred tax liabilities on the cumulative temporary differences on the outside bases of our non-U.S. subsidiaries. The income taxes applicable to such earnings and other outside basis differences are not readily determinable or practicable to calculate.

Provisions of ASC 740-10, Income Taxes, clarify whether to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term liabilities on the Company’s consolidated balance sheets, is as follows:

Balance at December 31, 2022	$17,333
Increases for tax positions in prior years	1,389
Decreases for tax positions in prior years	(1,752)
Increases for tax positions related to current year	7,823
Balance at December 31, 2023	$24,793

Balance at December 31, 2021	$9,540
Decreases in respect of expirations of statute of limitations	(1,413)
Increases for tax positions related to current year	9,206
Balance at December 31, 2022	$17,333

Balance at December 31, 2020	$5,076
Decreases for tax positions in prior years	—
Increases for tax positions related to current year	4,464
Balance at December 31, 2021	$9,540

The material uncertain tax positions relate to transfer pricing adjustments in foreign jurisdictions. The Company believes that is reasonably possible that much of the unrecognized tax benefits could significantly change within 12 months of the reporting date due to open tax examinations. However, a reasonable estimate of the range of possible changes cannot be made. All of the Company’s unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate in such future periods. The Company recognizes both interest and penalties as part of the income tax provision. During the years ended December 31, 2023 and 2022, the Company incurred penalties related to income taxes of approximately $38 and $50, respectively. During the year ended December 31, 2021, the Company did not incur any interest and penalties related to income taxes.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 20 - INCOME TAXES (continued):

The following table presents the change in the Company’s valuation allowance during the periods presented:

Balance at December 31, 2022	$28,424
Additions to valuation allowance	972
Reductions to valuation allowance	(10,115)
Balance at December 31, 2023	$19,281

Balance at December 31, 2021	$22,394
Additions to valuation allowance	14,818
Reductions to valuation allowance	(8,788)
Balance at December 31, 2022	$28,424

Tax years from 2020 and forward remain open to examinations by US federal and state authorities due to net operating loss carryforwards. The Company is currently not under examinations by the Internal Revenue Service. The Israeli subsidiary continues to be under tax examination for the 2018 tax year. The Company will comply with the requests to the extent required by law.

NOTE 21 – NET EARNINGS (LOSS) PER SHARE

The Company computes net income (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common shareholders for the period to be allocated between shares of Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers any issued and outstanding convertible preferred shares to be participating securities as the holders of the convertible preferred shares, as the case may be, would be entitled to dividends that would be distributed to the holders of common stock, on a pro-rata basis assuming conversion of all convertible preferred shares into common shares. These participating securities do not contractually require the holders of such shares to participate in the Company’s income (losses). As such, net income (loss) for the periods presented was not allocated to the Company’s participating securities.

The Company’s basic net earnings (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. The diluted net earnings (loss) per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net earnings (loss) per share is the same as basic net earnings (loss) per share in periods when the effects of potentially dilutive shares of common stock are anti-dilutive. Instruments with an antidilutive effect, for which conditions were not met, or which were not granted or in the money in the reporting period were excluded from the diluted net earnings (loss) per share calculation for the year ended December 31, 2023, 2022, and 2021. Refer below for details on specific exclusions.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 21 – NET EARNINGS (LOSS) PER SHARE (continued):

Basic and diluted net earnings (loss) per share attributable to common stockholders were calculated as follows:

	Year Ended December 31,
	2023	2022	2021

	(In thousands, except share and per share data)
Numerator:
Net income (loss)	$93,333	$(11,970)	$(33,987)
Less dividends and revaluation attributable to redeemable and redeemable convertible preferred stock	—	—	33,632
Net income (loss) attributable to common stockholders	$93,333	$(11,970)	$(67,619)
Denominator:
Weighted average common shares outstanding —
Basic	361,678,893	348,044,831	202,881,911
Add:
Dilutive impact of RSUs, ESPP and options to purchase common stock	30,256,559	—	—
Dilutive impact of private Warrants	730,266	—	—
Weighted average common shares — diluted	392,665,718	348,044,831	202,881,911
Net income (loss) per share attributable to common stockholders — Basic earnings (loss) per share	$0.26	$(0.03)	$(0.33)
Diluted earnings (loss) per share	$0.24	$(0.03)	$(0.33)

Note that 25,158,086 Public Warrants, 4,255,000 RSUs with market conditions, 15,000,000 Earn-Out Shares, 665,520 options to purchase common stock, and ESPP shares to be issued under the current offering period have been excluded from the computation of diluted net earnings per share for the year ended December 31, 2023 as their effect was antidilutive, conditions were not met or they were not granted or in the money in the reporting period.

In the years ended December 31, 2022 and 2021, 25,158,086 Public Warrants, 30,000,000 Earn-Out Shares, 30,214,638 and 34,145,397 options to purchase common stock, RSUs with market conditions, and ESPP shares to be granted (2022 only), and 722,903 and 840,981 Private Warrants, respectively, were excluded for the same reason. Additionally, in the year ended December 31, 2021, 53,435,900 redeemable convertible preferred stock (as converted to common stock), were also excluded as they were antidilutive.

NOTE 22 – RELATED PARTY TRANSACTIONS

Warehouse Facility

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

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 22 – RELATED PARTY TRANSACTIONS (continued):

Spott Incredibles Technologies Ltd. Asset Acquisition

As discussed in Note 7, On August 2, 2023, Payoneer Inc. and Payoneer Research & Development Ltd., wholly owned subsidiaries of the Company, purchased certain assets and intellectual property of Spott Incredibles Technologies Ltd. A member of the Board of Directors of the Company has an indirect interest within Spott and serves on its board. The Company evaluated the relationship and determined that the acquisition represents a related party transaction that has been entered into in the ordinary course of business. As such, the acquisition was reviewed and approved in accordance with the Company’s related party transaction approval process, and it was concluded that the terms represent a transaction conducted at arm’s length.

NOTE 23 – SUBSEQUENT EVENTS

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Kesselman & Kesselman, a member of PricewaterhouseCoopers International Limited, an independent registered public accounting firm, as stated in their report, which can be found in Part II Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2023, certain of our officers and directors adopted trading arrangements for the sale of shares of our common stock as follows:

			Plans
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Number of Shares to be Sold	Expiration
Avi Zeevi, Director	Adoption	November 14, 2023	X		300,000	August 31, 2024
Scott Galit, Director	Adoption	November 15, 2023	X		(1)	June 30, 2024
Assaf Ronen, Chief Platform Officer(2)	Adoption	November 16, 2023	X		300,000	February 10, 2025

*Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

**Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

(1)	Under this trading arrangement, up to 2,040,629 shares of common stock may be sold. In addition, common stock may be sold in amounts which represent the net amount of shares remaining following a withholding of shares to cover tax obligations upon the vesting of restricted stock units on certain dates during the plan. The number of net shares to be sold to accomplish this purpose cannot be reliably determined at this time, as it will depend upon the share price on the vest date.
(2)	Assaf Ronen departed as Chief Platform Officer of the Company on December 1, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023 (the “2024 Proxy Statement’), and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our 2024 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our 2024 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our 2024 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our 2024 Proxy Statement, which is incorporated herein by reference.

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

4.5*	Description of Registered Securities.
10.1	Payoneer 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company Form 8-K filed with the SEC on July 1, 2021).
10.2	New Payoneer 2021 Omnibus Incentive Plan (included as Exhibit 10.7 to the Form 8-K filed with the SEC on July 1, 2021).
10.3	Israeli Sub-Plan to Payoneer Global Inc. 2021 Omnibus Incentive Plan (included as Exhibit 99.2 to the Form S-8 filed with the SEC on September 9, 2021).
10.4	Form of Indemnification Agreement (included as Exhibit 10.8 to the Form 8-K filed with the SEC on July 1, 2021).
10.5	A&R Registration Rights Agreement (included as Exhibit 10.9 to the Form 8-K filed with the SEC on July 1, 2021).
10.6	Receivables Loan and Security Agreement (included as Exhibit 1.1 to the Form 8-K filed with the SEC on November 3, 2021).
10.7	Non-Employee Directors Compensation Plan, dated March 1, 2022 (included as Exhibit 10.11 to the Form 10-K filed with the SEC on March 3, 2022).
10.8	Employment Agreement with Scott Galit (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed with the SEC on July 1, 2021).
10.9	Employment Agreement with Michael Levine (incorporated by reference to Exhibit 10.11 to the Company Form 8-K filed with the SEC on July 1, 2021).
10.10	Amendment #1 to Amended and Restated Employment Agreement with Scott Galit (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 25, 2022).
10.11	Employment Agreement with John Caplan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 25, 2022).
10.12	Employment Agreement with Arnon Kraft (incorporated by reference to Exhibit 10.7 to the Company’s Post Effective Registration Statement on Form S-1 filed with the SEC on April 28, 2022).
10.13	Employment Agreement with Assaf Ronen (included as Exhibit 10.13 to the Company’s Form 10-K filed with the SEC on February 28, 2023).
10.14	Amendment to Employment Agreement with Assaf Ronen (included as Exhibit 10.14 to the Company’s Form 10-K filed with the SEC on February 28, 2023).
10.15	Employment Agreement with Tsafi Goldman (included as Exhibit 10.15 to the Form 10-K filed with the SEC on February 28, 2023).
10.16	Separation Agreement with Michael Levine (attached as Exhibit 10.16 to the Company’s Form 10-K filed with the SEC on February 28, 2023).
10.17	Amendment to Separation Agreement with Michael Levine (attached as Exhibit 10.17 to the Company’s Form 10-K filed with the SEC on February 28, 2023).
10.18	Separation Agreement with Robert Clarkson (attached as Exhibit 10.18 to the Company’s Form 10-K filed with the SEC on February 28, 2023).
10.19	Employment Agreement with Bea Ordonez (included as Exhibit 10.19 to the Company’s Form 10-K filed with the SEC on February 28, 2023).

10.20	Amendment #1 to Employment Agreement with John Caplan (included as Exhibit 10.20 to the Company’s Form 10-K filed with the SEC on February 28, 2023).
10.21	Amendment #2 to Amended and Restated Employment Agreement with Scott Galit (included as Exhibit 10.21 to the Company’s Form 10-K filed with the SEC on February 28, 2023).
10.22	Separation Agreement with Keren Levy (included as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 8, 2023).
10.23*	Separation Agreement with Assaf Ronen.
10.24*	Employment Agreement with Keren Levy.
14.1*	Code of Conduct and Ethics of the Company, dated June 25, 2021, as amended.
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm — Kesselman & Kesselman, a member of PricewaterhouseCoopers International Limited.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Policy Relating to Recovery of Erroneously Awarded Compensation.
101.INS*	iXBRL Instance Document
101.SCH*	iXBRL Taxonomy Extension Schema Document
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).

*	Filed herewith.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Payoneer Global Inc.

By:	/s/ John Caplan
Name:	John Caplan
Title:	Chief Executive Officer
Date:	February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2024.

Signature	Title	Date
/s/ John Caplan	Chief Executive Officer and Director (principal executive officer)	February 28, 2024
John Caplan
/s/ Bea Ordonez	Chief Financial Officer (principal financial officer)	February 28, 2024
Bea Ordonez
/s/ Itai Perry	Chief Accounting Officer (principal accounting officer)	February 28, 2024
Itai Perry
/s/ Scott Galit	Director	February 28, 2024
Scott Galit
/s/ Amir Goldman	Director	February 28, 2024
Amir Goldman
/s/ Sharda Caro del-Castillo	Director	February 28, 2024
Sharda Caro del-Castillo
/s/ Avi Zeevi	Director	February 28, 2024
Avi Zeevi
/s/ Christopher (Woody) Marshall	Director	February 28, 2024
Christopher (Woody) Marshall
/s/ Rich Williams	Director	February 28, 2024
Rich Williams
/s/ Susanna Morgan	Director	February 28, 2024
Susanna Morgan
/s/ Pamela H. Patsley	Director	February 28, 2024
Pamela H. Patsley