Form 10-Q
period 2024-03-31
Payoneer Global Inc.
filed 2024-05-08
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .

Payoneer Global Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-40547	86-1778671
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)
195 Broadway, 27th floor New York, New York, 10007
(Address of principal executive offices, including zip code)

(212) 600-9272
Registrant’s Telephone Number, Including Area Code
150 W 30th St., New York, New York, 10001
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

Yes ☐ No ☒

As of May 1, 2024, the registrant had 373,430,076 shares of common stock outstanding.

Payoneer Global Inc.

Form 10-Q

For the Period Ended March 31, 2024

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

The forward-looking statements are based on the current expectations of Payoneer’s management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: (1) changes in applicable laws or regulations; (2) the possibility that Payoneer may be adversely affected by geopolitical events and conflicts, such as the current conflict between Israel and Hamas, and other economic, business and/or competitive factors; (3) changes in the assumptions underlying our financial estimates; (4) the outcome of any known and/or unknown legal or regulatory proceedings; and (5) other factors, described under the heading “Risk Factors” discussed and identified in public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by Payoneer.

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

PART I. FINANCIAL INFORMATION

PAYONEER GLOBAL INC.

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2024

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	March 31,	December 31,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$587,180	$617,022
Restricted cash	7,907	7,030
Customer funds	5,920,924	6,390,526
Accounts receivable (net of allowance of $360 at March 31, 2024 and $385 at December 31, 2023)	7,224	7,980
Capital advance receivables (net of allowance of $5,357 at March 31, 2024 and $5,059 at December 31, 2023)	52,133	45,493
Other current assets	40,780	40,672
Total current assets	6,616,148	7,108,723
Non-current assets:
Property, equipment and software, net	14,896	15,499
Goodwill	19,889	19,889
Intangible assets, net	82,647	76,266
Restricted cash	6,025	5,780
Deferred taxes	16,688	15,291
Severance pay fund	821	840
Operating lease right-of-use assets	22,567	24,854
Other assets	15,804	15,977
Total assets	$6,795,485	$7,283,119
Liabilities and shareholders’ equity:
Current liabilities:
Trade payables	$35,295	$33,941
Outstanding operating balances	5,920,924	6,390,526
Other payables	103,927	117,508
Total current liabilities	6,060,146	6,541,975
Non-current liabilities:
Long-term debt from related party (refer to Notes 11 and 20 for further information)	14,429	18,411
Warrant liability	6,794	8,555
Other long-term liabilities	52,574	49,905
Total liabilities	6,133,943	6,618,846
Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at March 31, 2024 and December 31, 2023.	—	—
Common stock, $0.01 par value, 3,800,000,000 and 3,800,000,000 shares authorized; 377,294,480 and 368,655,185 shares issued and 355,695,854 and 357,590,493 shares outstanding at March 31, 2024 and December 31, 2023, respectively.	3,773	3,687
Treasury stock at cost, 21,598,626 and 11,064,692 shares as of March 31, 2024 and December 31, 2023, respectively.	(108,096)	(56,936)
Additional paid-in capital	752,236	732,894
Accumulated other comprehensive loss	(149)	(176)
Retained earnings (accumulated deficit)	13,778	(15,196)
Total shareholders’ equity	661,542	664,273
Total liabilities and shareholders’ equity	$6,795,485	$7,283,119

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Three months ended
	March 31,
	2024	2023
Revenues	$228,183	$192,014

Transaction costs (Exclusive of depreciation and amortization shown separately below and inclusive of $438 and $421 in interest expense and fees associated with related party transactions during the three months ended March 31, 2024 and 2023, respectively; refer to Notes 11 and 20 for further information)	33,966	27,081
Other operating expenses	40,283	40,095
Research and development expenses	32,051	29,280
Sales and marketing expenses	49,890	47,826
General and administrative expenses	24,209	26,681
Depreciation and amortization	9,408	6,039
Total operating expenses	189,807	177,002

Operating income	38,376	15,012

Financial income (expense):
Gain (loss) from change in fair value of Warrants	1,761	(252)
Other financial income, net	2,747	2,350
Financial income, net	4,508	2,098

Income before taxes on income	42,884	17,110

Taxes on income	13,910	9,172

Net income	$28,974	$7,938

Other comprehensive income (loss)
Unrealized loss on available-for-sale debt securities, net	(1)	-
Unrealized gain on cash flow hedges, net	34	-
Tax expense on unrealized gains on cash flow hedges, net	(6)	-
Other comprehensive income, net of tax	27	-

Comprehensive income	$29,001	$7,938

Per Share Data
Net income per share attributable to common stockholders — Basic earnings per share	$0.08	$0.02
— Diluted earnings per share	$0.08	$0.02

Weighted average common shares outstanding — Basic	359,306,195	360,220,161
Weighted average common shares outstanding — Diluted	378,715,301	388,308,279

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated	Retained
					Additional	other	earnings
	Common Stock		Treasury Stock		paid-in	comprehensive	(accumulated
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit)	Total
Balance at December 31, 2023	368,655,185	$3,687	(11,064,692)	$(56,936)	$732,894	$(176)	$(15,196)	$664,273
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	8,639,295	86	—	—	3,346	—	—	3,432
Stock-based compensation	—	—	—	—	15,996	—	—	15,996
Common stock repurchased	—	—	(10,533,934)	(51,160)	—	—	—	(51,160)
Unrealized loss on available-for-sale debt securities, net	—	—	—	—	—	(1)	—	(1)
Unrealized gain on cash flow hedges, net	—	—	—	—	—	34		34
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	—	—	(6)		(6)
Net income	—	—	—	—	—	—	28,974	28,974
Balance at March 31, 2024	377,294,480	$3,773	(21,598,626)	$(108,096)	$752,236	$(149)	$13,778	$661,542

Balance at December 31, 2022	352,842,025	$3,528	—	$—	$650,433	$(176)	$(108,529)	$545,256
Exercise of options, vested RSUs, and shares granted	6,360,098	64	—	—	6,188	—	—	6,252
Stock-based compensation	—	—	—	—	17,400	—	—	17,400
Net income	—	—	—	—	—	—	7,938	7,938
Balance at March 31, 2023	359,202,123	$3,592	—	$—	$674,021	$(176)	$(100,591)	$576,846

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Three months ended
	March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$28,974	$7,938
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,408	6,039
Deferred taxes	(1,397)	1,806
Stock-based compensation expenses	15,077	16,927
Loss (gain) from change in fair value of Warrants	(1,761)	252
Foreign currency re-measurement loss (gain)	1,541	(416)
Changes in operating assets and liabilities:
Other current assets	(11)	(8,159)
Trade payables	1,465	(10,090)
Deferred revenue	(28)	323
Accounts receivable, net	756	2,047
Capital advance extended to customers	(80,173)	(71,184)
Capital advance collected from customers	73,533	66,266
Other payables	(12,528)	(10,414)
Other long-term liabilities	2,669	(635)
Operating lease right-of-use assets	2,287	2,335
Interest and amortization of discount on investments	(474)	—
Other assets	172	867
Net cash provided by operating activities	39,510	3,902

Cash Flows from Investing Activities
Purchase of property, equipment and software	(1,616)	(1,764)
Capitalization of internal use software	(14,055)	(7,588)
Severance pay fund distributions, net	19	23
Customer funds in transit, net	154	(53,628)
Purchases of investments in available-for-sale debt securities	(118,649)	—
Maturities and sales of investments in available-for-sale debt securities	20,000	—
Net cash inflow from acquisition of remaining interest in joint venture	—	5,953
Net cash used in investing activities	(114,147)	(57,004)

Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with stock-based compensation plan, net of taxes paid related to settlement of equity awards	3,432	5,865
Outstanding operating balances, net	(469,602)	(371,338)
Borrowings under related party facility (Refer to Notes 11 and 20 for further information)	5,378	9,842
Repayments under related party facility (Refer to Notes 11 and 20 for further information)	(9,360)	(8,859)
Common stock repurchased	(50,961)	—
Net cash used in financing activities	(521,113)	(364,490)

Effect of exchange rate changes on cash and cash equivalents	(1,541)	515

Net change in cash, cash equivalents, restricted cash and customer funds	(597,291)	(417,077)
Cash, cash equivalents, restricted cash and customer funds at beginning of period	7,018,367	6,386,720
Cash, cash equivalents, restricted cash and customer funds at end of period	$6,421,076	$5,969,643
Supplemental information of investing and financing activities not involving cash flows:
Property, equipment, and software acquired but not paid	$700	$400
Internal use software capitalized but not paid	$5,216	$2,609
Common stock repurchased but not paid	$1,699	$—
Right of use assets obtained in exchange for new operating lease liabilities	$—	$2,298

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

U.S. DOLLARS IN THOUSANDS

The below table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2024	2023
Cash and cash equivalents	$587,180	$544,542
Current restricted cash	7,907	9,525
Non-current restricted cash	6,025	4,851
Customer funds	5,920,924	5,467,274
Less: Customer funds in transit	(1,837)	(56,549)
Less: Customer funds invested in available-for-sale debt securities	(99,123)	—
Net customer funds shown in the condensed consolidated statements of cash flows	5,819,964	5,410,725
Total cash, cash equivalents, restricted cash and customer funds shown in the condensed consolidated statements of cash flows	$6,421,076	$5,969,643

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

The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2023, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto of Payoneer Global Inc. and its subsidiaries.

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

c.    Customer funds and investments:

Beginning in February 2024, the Company invested certain customer funds in available-for-sale debt securities. These securities are reported at fair value, net of any unamortized discount or premium, accrued interest, and unrealized gains and losses, within ‘Customer funds’ on the Company’s condensed consolidated balance sheets. Unrealized gains and losses are included as a component of other comprehensive income (loss) (“OCI”), net of related estimated tax provisions or benefits. Interest income, amortization of any discount or premium, and realized gains and losses on these securities are recognized within revenue from other sources. In the period of sale, any unrealized gain or loss previously recognized in accumulated other comprehensive income (“AOCI”) is reversed.

The Company accounts for purchases and sales of securities on the trade date and recognizes any related cut-off asset or liability within other current assets or other payables, respectively.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

d.    Derivatives and Hedging

The Company is exposed to foreign currency risk due to operating expenses denominated in New Israeli Shekels. To reduce that risk, the Company enters into foreign currency forward contracts and net purchased options to hedge foreign currency risk related to its foreign operations in Israel. The company does not use derivative financial instruments for trading or speculative purposes.

The Company designates derivatives as hedges of forecasted transactions (“cash flow” hedges) or derivatives that do not qualify for hedge accounting. To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk of the hedged item. Effectiveness of the hedge is formally assessed at inception and throughout the life of the hedging relationship. The Company evaluates the effectiveness of derivative contracts on a quarterly basis by comparing the critical terms of the derivative instruments with the critical terms of the forecasted cash flows of the hedged item; if the critical terms are the same, the Company concludes the hedge will be perfectly effective. The Company does not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

To the extent that derivatives qualify as cash flow hedges, changes in the fair value are recorded, net of applicable taxes, in OCI and subsequently reclassified into the same statement of comprehensive income line item as the hedged exposure when the underlying hedged item is recognized in earnings. The cash flows associated with derivatives designated as cash flow hedges are reported in cash flows from operating activities in the consolidated statements of cash flows.

Derivatives that are not designated hedges are adjusted to fair value into earnings through financial income or expense. The cash flows associated with these derivatives, if any, are reported in cash flows from investing activities.

e.    Recently issued accounting pronouncements:

FASB Standards issued, but not adopted as of March 31, 2024

In 2023, the FASB issued guidance, ASU 2023-09, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). It also requires entities to disclose their income tax payments (net of refunds received) to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In 2023, the FASB issued guidance, ASU 2023-07, that requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the name and title of the chief operating decision maker. The guidance also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The new standard is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024 and must be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

NOTE 3 – CAPITAL ADVANCE (“CA”) RECEIVABLES

The Company enters into transactions with pre-qualified sellers in which the Company purchases a designated amount of future receivables for an upfront cash purchase price.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 3 – CAPITAL ADVANCE (“CA”) RECEIVABLES (continued):

During the three months ended March 31, 2024 and 2023, the Company has purchased and collected the following principal amounts associated with CA receivables, including foreign exchange adjustments:

	Three months ended
	March 31,
	2024	2023
Beginning CA receivables, gross	$50,552	$42,466
CA extended to customers	80,173	71,476
Change in revenue receivables	(114)	150
CA collected from customers	(71,868)	(65,973)
Charge-offs, net of recoveries	(1,253)	(631)
Ending CA receivables, gross	$57,490	$47,488
Allowance for CA losses	(5,357)	(5,415)
CA receivables, net	$52,133	$42,073

The outstanding gross balance at March 31, 2024 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
$57,490	53,249	2,336	1,028	656	221

The outstanding gross balance at December 31, 2023 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
$50,552	47,332	1,977	692	276	275

The following are current and overdue balances from above that are segregated into the timing of expected collections at March 31, 2024:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$57,490	4,241	12,922	10,223	17,357	12,747

The following are current and overdue balances from above that are segregated into the timing of expected collections at December 31, 2023:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$50,552	3,220	10,841	13,696	17,462	5,333

As of March 31, 2024 and December 31, 2023, the Company applied a range of loss rates to the CA portfolio of 1.58% to 1.85% for the allowance for CA losses.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 3 – CAPITAL ADVANCE (“CA”) RECEIVABLES (continued):

Below is a rollforward for the allowance for CA losses (“ALCAL”):

	Three months ended
	March 31,
	2024	2023
Beginning balance	$5,059	$5,311
Provisions	1,384	1,261
Recoveries	167	(526)
Charge-offs	(1,253)	(631)
Ending balance	$5,357	$5,415

NOTE 4 – CUSTOMER FUNDS AND INVESTMENTS

Beginning in February 2024, the Company invested certain customer funds in available-for-sale debt securities. The following table summarizes the assets underlying customer funds as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Customer funds:
Cash and cash equivalents	$5,821,801	$6,390,526
Available-for-sale debt securities	99,123	—
Total customer funds	$5,920,924	$6,390,526

As of March 31, 2024, the estimated fair value of these available-for-sale debt securities included the following unrealized gains and losses. All of the Company’s available-for-sale debt securities at March 31, 2024 were due mature within one year or less:

	March 31, 2024
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$99,124	$2	$(3)	$99,123

As of March 31, 2024, the gross unrealized losses and estimated fair value of our available-for-sale debt securities included within customer funds for which an allowance for credit losses was not deemed necessary in the current period, aggregated by the length of time those individual securities have been in a continuous loss position, was as follows:

	March 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasury securities	$49,467	$(3)	$—	$—	$49,467	$(3)

Unrealized losses have not been recognized into income as the Company neither intends to sell, nor anticipates that it is more likely than not that it will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses. The Company will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred. During the period ended March 31, 2024, the Company did not sell any available-for-sale debt securities or incur any realized gains or losses.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 5 – DERIVATIVES AND HEDGING

The table below summarizes the gross notional amount and fair value of outstanding derivative instruments at March 31, 2024. No derivative instruments were outstanding at December 31, 2023.

		March 31, 2024
	Balance Sheet Location	Notional Amount	Fair Value
Derivative assets designated as hedge accounting instruments:
Foreign currency forwards	Other current assets	$12,918	$34
Foreign currency net purchased options	Other current assets	10,031	84
Total derivative assets		$22,949	$118
Derivative liabilities designated as hedge accounting instruments:
Foreign currency forwards	Other payables	$31,471	$84
Total derivative liabilities		$31,471	$84

The following table provides the location in the consolidated statements of comprehensive income and amount of realized gains or losses related to the Company’s derivative instruments during the three months ended March 31, 2024. No gains or losses on derivative instruments were realized during the three months ended March 31, 2023.

	Three Months Ended March 31, 2024
	Other Operating Expenses	Research and Development Expenses	Sales and Marketing Expenses	General and Administrative Expenses
Total amounts presented in the consolidated statements of comprehensive income	$40,283	$32,051	$49,890	$24,209

Realized gains on derivatives in cash flow hedging relationships:
Foreign currency forwards	$51	$114	$18	$32
Foreign currency net purchased options	1	3	1	1
Total realized gains on derivatives in cash flow hedging relationships	$52	$117	$19	$33

During the three months ended March 31, 2024, the Company recognized $34 in unrealized gains on derivative instruments designated as cash flow hedges in OCI.

As of March 31, 2024, the Company estimated that $34 of unrealized gains related to cash flow hedges currently included in AOCI are expected to be reclassified into earnings within the next 12 months. As of March 31, 2024, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 6 months. During the three months ended March 31, 2024, the Company did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 6 – FAIR VALUE

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
U.S. Treasury Securities (included within Customer funds)	$99,123	$—	$—	$99,123
Derivative assets (included within Other current assets)
Foreign currency forwards	$—	$34	$—	$34
Foreign currency net purchased options	—	84	—	84
Total derivative assets	$—	$118	$—	$118
Total financial assets	$99,123	$118	$—	$99,241
Derivative liabilities (included within Other payables)
Foreign currency forwards	$—	$84	$—	$84
Total derivative liabilities	$—	$84	$—	$84
Warrant liability	$6,794	$—	$—	$6,794
Total financial liabilities	$6,794	$84	$—	$6,878

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Warrant liability	$8,555	$—	$—	$8,555

The Company’s derivative instruments are valued using pricing models that take into account the contract terms and relevant currency rates.

As of March 31, 2024 and December 31, 2023, the fair values of the Company's cash, cash equivalents, customer funds (other than the portion consisting of available-for-sale debt securities), restricted cash, accounts receivable, capital advance receivables, accounts payable, outstanding operating balances, and long-term debt approximated the carrying values of these instruments presented in the Company's consolidated balance sheets because of their nature. The fair value of long-term debt, when carrying value does not approximate fair value, is determined using Level 3 unobservable inputs and assumptions by the Company.

NOTE 7 - OTHER CURRENT ASSETS

Composition of other current assets, grouped by major classifications, is as follows:

	March 31,	December 31,
	2024	2023
Prepaid expenses	$23,738	$16,656
Income receivable	8,425	12,844
Prepaid income taxes	5,405	8,136
Derivative assets	118	—
Other	3,094	3,036
Total other current assets	$40,780	$40,672

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 8 – PROPERTY, EQUIPMENT AND SOFTWARE

Composition of property, equipment and software, grouped by major classifications, is as follows:

	March 31,	December 31,
	2024	2023
Computers, software and peripheral equipment	$38,373	$39,453
Leasehold improvements	10,212	9,678
Furniture and office equipment	6,011	5,674
Property, equipment and software	54,596	54,805
Accumulated depreciation	(39,700)	(39,306)
Property, equipment and software, net	$14,896	$15,499

Depreciation expense for the three months ended March 31, 2024 and 2023 was $2,108 and $2,112, respectively.

During the three months ended March 31, 2024, the Company retired computers, software, and peripheral equipment with a cost of $1,714 that were fully depreciated. No such retirement was recognized in the three months ended March 31, 2023.

NOTE 9 – INTANGIBLE ASSETS

Composition of intangible assets, grouped by major classifications, is as follows:

	March 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Internal use software	$135,668	$(61,073)	$74,595	$122,001	$(54,804)	$67,197
Acquired developed technology	17,915	(9,863)	8,052	17,915	(8,846)	9,069
Intangible assets, net	$153,583	$(70,936)	$82,647	$139,916	$(63,650)	$76,266

Amortization expense for the three months ended March 31, 2024 and 2023 was $7,300 and $3,602 respectively.

During the three months ended March 31, 2024, the Company recognized an insignificant amount of impairment related to intangible assets. During the three months ended March 31, 2023, the Company recognized $293 in impairment of intangibles acquired through the acquisition of the remaining interest in a previous joint venture and an insignificant amount of additional impairment related to other intangible assets. The impairment is presented under Depreciation and amortization expenses in the condensed consolidated statements of comprehensive income.

Expected future intangible asset amortization as of March 31, 2024, excluding capitalized internal use software of $24,609 not yet placed in service as of that date, was as follows:

Fiscal years
2024 (Excluding the three months ended March 31, 2024)	$21,628
2025	24,120
2026	12,247
2027	43
2028 and thereafter	—
Total	$58,038

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 10 - OTHER PAYABLES

Composition of other payables, grouped by major classifications, is as follows:

	March 31,	December 31,
	2024	2023
Employee related compensation	$49,680	$67,837
Commissions payable	20,466	23,695
Accrued expenses	9,652	12,358
Lease liability	6,353	7,171
Income tax payable	13,272	2,410
Derivative liabilities	84	—
Other	4,420	4,037
Total other payables	$103,927	$117,508

NOTE 11 – DEBT

On October 28, 2021, Payoneer Early Payments Inc. (“PEPI”), a wholly-owned second tier subsidiary of the Company and its subsidiary (the “Borrower”) entered into a Receivables and Loan Security Agreement (the “Warehouse Facility”) with Viola Credit VI, L.P. (currently known as Viola Credit ALF II, L.P.), Viola Credit Alternative Lending FNX SPV, L.P. (the “Lenders”) and Viola Credit Alternative Lending Management 2018 L.P. (collectively, the “Parties”) for the purpose of external financing of Capital Advance activity. The Company notes that the Lenders are related parties through the Company’s Board of Directors’ chairman’s ownership interest in the Lenders. Refer to Note 20 for further information regarding related party considerations.

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

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 11 – DEBT (continued):

The Company recorded expenses, included in transaction costs, in the total amount of $438 and $421 for the three months ended March 31, 2024 and 2023. As of March 31, 2024, the outstanding associated balance was $14,429 with $124 of accrued expenses included in Other payables. As of December 31, 2023, the outstanding associated balance was $18,411 with $168 of accrued expenses included in Other payables.

The Warehouse Facility agreement includes certain affirmative and negative covenants that must be maintained by the Company and includes certain financial measures such as minimum tangible equity and minimum unrestricted cash at the Company level. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all applicable covenants.

As of March 31, 2024 and December 31, 2023, the fair value of the debt approximates the book value due to the short time span between initiation and balance sheet date with the outstanding balance classified as Level 3 in the fair value leveling hierarchy as the inputs into the valuation are not observable.

NOTE 12 – OTHER LONG-TERM LIABILITIES

Composition of other long-term liabilities, grouped by major classifications, is as follows:

	March 31,	December 31,
	2024	2023
Reserves for uncertain income tax positions	$28,420	$24,793
Long-term lease liabilities	16,601	17,836
Other tax provisions	5,502	5,202
Severance pay liabilities	2,024	2,056
Other	27	18
Total other long-term liabilities	$52,574	$49,905

NOTE 13 – WARRANTS AND SHAREHOLDERS’ EQUITY

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

During the three months ended March 31, 2024, the Company repurchased 10,533,934 shares of its common stock for approximately $51,160 at a weighted average cost of $4.84 per share, respectively. As of March 31, 2024, a total of approximately $189,228 remained available for future repurchases of the Company’s common stock under the program.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 13 – WARRANTS AND SHAREHOLDERS’ EQUITY (continued):

Warrants

The Company has publicly traded warrants that are exercisable for shares of the Company’s common stock. Warrants may only be exercised for a whole number of shares at an exercise price of $11.50. These warrants expire on June 25, 2026, or earlier, if redeemed. At March 31, 2024, there were 25,158,086 warrants outstanding with a corresponding liability valued at $6,794. The warrants are considered to be a Level 1 fair value measurement due to the observability of the inputs.

The warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging, and are presented within warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of comprehensive income . The following table presents the changes in the fair value of warrant liabilities (Level 1):

Warrant
Liability
Fair value as of December 31, 2023	$8,555
Change in fair value	(1,761)
Fair value as of March 31, 2024	$6,794

Fair value as of December 31, 2022	$25,914
Change in fair value	252
Fair value as of March 31, 2023	$26,166

Accumulated Other Comprehensive Loss

The changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2024 were as follows. There were no changes in other comprehensive income (loss) in the three months ended March 31, 2023:

	Foreign currency translation adjustments	Unrealized losses on available-for-sale debt securities	Unrealized gains on cash flow hedges	Total
Beginning balance	$(176)	$—	$—	$(176)
Other comprehensive income (loss)	—	(1)	28	27
Ending balance	$(176)	$(1)	$28	$(149)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued):

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

NOTE 15 – REVENUE

The following table presents revenue recognized from contracts with customers as well as revenue from other sources:

	Three months ended March 31,
	2024	2023
Revenue recognized at a point in time	$159,796	$131,892
Revenue recognized over time	662	7,844
Revenue from contracts with customers	$160,458	$139,736
Interest income on customer balances	$65,268	$50,058
Capital advance income	2,457	2,220
Revenue from other sources	$67,725	$52,278
Total revenues	$228,183	$192,014

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 15 – REVENUE (continued):

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

	Three months ended
	March 31,
	2024	2023
Primary regional markets
Greater China[1]	$81,358	$63,960
Europe[2]	43,455	38,621
Asia-Pacific[2]	33,365	25,381
North America[3]	23,010	25,536
South Asia, Middle East and North Africa[2]	23,925	19,945
Latin America[2]	23,070	18,571
Total revenues	$228,183	$192,014
(1)	Greater China is inclusive of mainland China, Hong Kong, Macao and Taiwan
(2)	No single country included in any of these regions generated more than 10% of total revenue
(3)	The United States is the Company’s country of domicile. Of North America revenues, the US represents $21,925 and $24,575 during the three months ended March 31, 2024 and 2023, respectively.

NOTE 16 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	Three Months Ended
	March 31,
	2024	2023
Bank and processor fees	$24,379	$20,119
Network fees	5,036	4,267
Capital advance costs, net of recoveries	2,038	1,112
Chargebacks and operational losses	1,886	1,057
Card costs	519	468
Other	108	58
Total transaction costs	$33,966	$27,081

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 17 – STOCK-BASED COMPENSATION

Stock Options and RSUs

The following table summarizes the options to purchase shares of common stock activity under the Company’s equity incentive plans for the three months ended March 31, 2024:

Options
Outstanding at December 31, 2023	27,788,279
Granted	1,070,000
Exercised	(5,293,774)
Forfeited	(178,840)
Outstanding at March 31, 2024	23,385,665
Exercisable at March 31, 2024	21,144,565

The weighted average exercise price of the options outstanding as of March 31, 2024 was $2.42 per share.

The following table summarizes the RSUs activity under the Company’s equity incentive plans as of March 31, 2024:

Units
Outstanding December 31, 2023	30,743,366
Granted	10,214,500
Vested	(3,345,521)
Withhold to cover shares repurchased	(765,430)
Forfeited	(824,155)
Outstanding March 31, 2024	36,022,760

In the three months ended March 31, 2024, the Company granted 10,214,500 RSUs under the Company’s Omnibus Stock Incentive Plan, which are subject to time-vesting and continued service conditions.

The Company withholds common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock units under its employee equity incentive plans in the United States. During the three months ended March 31, 2024, the Company withheld 765,430 shares for $3,880. RSU vesting is shown net of this withholding on the condensed consolidated statements of shareholders’ equity and cash flows.

Employee Stock Purchase Plan

As of March 31, 2024, approximately 4,770,007 shares were reserved for future issuance under the Company’s Employee Stock Purchase Plan (“ESPP”). The fair value attributable to the ESPP was $1,212 as of November 15, 2023, the beginning of the current offering period, and was measured using the Monte Carlo model. The current offering period is expected to close May 15, 2024.

The expense associated with the ESPP recognized during the three months ended March 31, 2024 was $606.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 17 – STOCK-BASED COMPENSATION (continued):

The impact on the Company’s results of operations of recording stock-based compensation expense under the Company’s equity incentive plans, including the ESPP, were as follows:

	Three Months Ended
	March 31,
	2024	2023
Other operating expenses	$2,807	$2,799
Research and development expenses	3,141	3,383
Sales and marketing expenses	4,191	5,976
General and administrative expenses	4,938	4,769
Total stock-based compensation	$15,077	$16,927

Note that $919 and $1,040 in stock-based compensation awards were capitalized as part of internal-use software during the three months ended March 31, 2024 and 2023, respectively.

NOTE 18 - INCOME TAXES

The Company applies an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, the Company recognizes taxes related to unusual or infrequent items or resulting from a change in judgement regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.

The Company had an effective tax rate of 32% for the three months ended March 31, 2024, compared to an effective tax rate of 54% for the three months ended March 31, 2023. For the three months ended March 31, 2024, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was the result of foreign income taxed at different rates, as well as an increase in the provision for uncertain tax positions.

The Company maintains a valuation allowance in jurisdictions where it is more likely than not that all or a portion of a deferred tax asset may not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings and the reversal of existing taxable temporary differences. As of March 31, 2024, the Company maintains a full valuation allowance on its deferred tax assets in Germany and maintains its previous conclusion that a valuation allowance on deferred tax assets in the United States and Israel is not necessary.

NOTE 19 – NET EARNINGS PER SHARE

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

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 19 – NET EARNINGS PER SHARE (continued):

Basic and diluted net earnings per share attributable to common stockholders were calculated as follows:

	Three Months Ended
	March 31,
	2024	2023

	(In thousands, except share and per share data)
Numerator:
Net income	$28,974	$7,938
Denominator:
Weighted average common shares outstanding —
Basic	359,306,195	360,220,161
Add:
Dilutive impact of RSUs, ESPP and options to purchase common stock	18,725,608	27,332,566
Dilutive impact of private Warrants	683,498	755,552
Weighted average common shares – diluted	378,715,301	388,308,279
Net income per share attributable to common stockholders — Basic earnings per share	$0.08	$0.02
Diluted earnings per share	$0.08	$0.02

Note that 25,158,086 Public Warrants, 4,230,000 RSUs with market conditions, 15,000,000 Earn-Out Shares (as that term is defined in the Agreement and Plan of Reorganization dated February 3, 2021 (as amended) with FTAC Olympus Acquisition Corp.), 2,132,413 options to purchase common stock, and 24,151,724 RSUs have been excluded from the computation of diluted net earnings per share for the three month period ended March 31, 2024 as their effect was antidilutive, conditions were not met or they were not in the money as of the end of the reporting period. In the three months ended March 31, 2023, 25,158,086 Public Warrants, 30,000,000 Earn-Out Shares, 776,361 options to purchase common stock, and 6,374,911 RSUs, respectively, were excluded for the same reason.

NOTE 20 – RELATED PARTY TRANSACTIONS

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

NOTE 21 – SUBSEQUENT EVENTS

None.

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

We primarily generate revenues when Payoneer customers use the funds in their Payoneer account to make a payment, to make a purchase or to withdraw the funds locally. For our Business to Business (“B2B”) and Direct to Consumer (“DTC”) customers, we also in certain circumstances generate revenue on their AR, such as when they invoice a customer or collect payments via their webstore. Additionally, given the high interest rate environment, interest earned on customer funds held on our platform has been a significant source of revenue. Our long-term strategy is centered on growing the number of customers on our platform who fit our ideal customer profile, namely – those who are customers that have on average over $500 a month in volume and were active over the trailing twelve-month period, and on increasing the revenue we earn from each customer. We believe that successful execution of this strategy will drive revenue growth as (i) adding new customers who meet our ideal customer profile, improving retention, and increasing our product offerings to capture more wallet share will drive greater ad valorem volume of transactions processed through the Payoneer platform; and (ii) introducing new products and services and increasing customer adoption of additional products and services will improve our monetization of customers over time. Volume is one of the primary drivers for our revenue growth. See “Key Metrics and Non-GAAP Financial Measures” for additional information.

Our customers have trusted the Payoneer platform to process $18.5 billion and $15.3 billion in volume in the three months ended March 31, 2024 and 2023, respectively.

Looking forward, we intend to continue to invest actively to enhance our global platform, deliver new products, extend our regulatory footprint, further automate our operations, increase new customer growth and make more acquisitions to accelerate our ability to deliver more value to customers around the world.

PAYONEER GLOBAL INC.

Key Developments and Trends

Impact of the war in Israel

In October 2023, in response to Hamas’ attack on Israel from the Gaza Strip, Israel declared war on Hamas. Concurrently, hostilities between Israel and Hezbollah ensued in the Israeli northern border. Despite the ongoing war, we have continued to operate our business and serve our customers around the world and, to date, our ability to support customers has not been materially impacted. We are monitoring the situation closely and benefit from our broad geographic footprint, partially outsourced operations model, and a robust business continuity plan. Additionally, our technology infrastructure has redundancy in place outside of Israel. Approximately 60% of our global employee base is located in Israel, including approximately 85% of our research and development resources. At this time, an insignificant portion of our Israeli workforce have been called to military reserve duty and we have contingencies in place to cover impacted roles and responsibilities.

The evolving conflict is likely to continue to impact economic activity in the region and could impact revenues from customers located in Israel. Our revenue derived from customers based in Israel was insignificant for the three months ended March 31, 2024 and is included within revenues from Europe in Note 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Impact of the war in Ukraine

During 2022, a geopolitical and armed conflict between Ukraine and Russia, which developed into an ongoing war, resulted in economic sanctions on Russia, Belarus, and certain territories in Ukraine. We provide services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We have developed and implemented a robust transaction monitoring program designed to comply with imposed sanctions and to monitor the impact the conflict may have on our results of operations. During 2022, we ceased to provide services to customers in Russia and have limited our payment services to Belarus customers, while at the same time revenues in Ukraine have remained relatively stable. For the three months ended March 31, 2024, Ukraine and Belarus, combined, accounted for less than 10% of our revenue, of which Belarus accounted for less than 1% of our revenue. Further escalation of the conflict may have a material effect on our results of operations.

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

	Three months ended
	March 31,		Increase/
	2024	2023	(Decrease)

	(in thousands except percentages)
Revenues	$228,183	$192,014	19%
Transaction costs	33,966	27,081	25%
Other operating expenses	40,283	40,095	0%
Research and development expenses	32,051	29,280	9%
Sales and marketing expenses	49,890	47,826	4%
General and administrative expenses	24,209	26,681	(9)%
Depreciation and amortization	9,408	6,039	56%
Total operating expenses	189,807	177,002	7%
Operating income	38,376	15,012	156%
Financial income (expense):
Gain (loss) from change in fair value of Warrants	1,761	(252)	** %
Other financial income, net	2,747	2,350	17%
Financial income, net	4,508	2,098	115%
Income before taxes on income	42,884	17,110	151%
Taxes on income	13,910	9,172	52%
Net income	$28,974	$7,938	265%

**Not meaningful

Revenues

Revenues were $228.2 million for the three months ended March 31, 2024, an increase of $36.2 million, or 19%, compared to the prior-year period, driven mainly by an increase of $15.2 million in interest income earned on customer balances resulting from rising interest rates and an increase in customer balances held on our platform. The remaining increase was driven by a combination of continued adoption of our high value services, certain monetization initiatives, ongoing growth in high value regions, and growth in the number of customers on our platform.

Transaction costs

Transaction costs were $34.0 million for the three months ended March 31, 2024, an increase of $6.9 million, or 25%, compared to the prior-year period, which is broadly in line with the 21% increase in volume.

Other operating expenses

Other operating expenses were $40.3 million for the three months ended March 31, 2024, an increase of $0.2 million, or 0.5%, compared to the prior-year period, driven by an increase of $2.7 million in information technology expenses partially offset by a decrease of $1.8 million in employee compensation, benefits and other employee-related expenses primarily due to a decrease in employee headcount.

Research and development expenses

Research and development expenses were $32.1 million for the three months ended March 31, 2024, an increase of $2.8 million, or 9%, compared to the prior-year period, driven by an increase of $6.3 million in employee compensation, benefits and other employee-related expenses in line with an increase in employee headcount, an increase of $1.5 million in information technology expenses, partially offset by an increase of $4.8 million in employee compensation costs capitalized as internal use software in connection with ongoing investments in our platform infrastructure.

PAYONEER GLOBAL INC.

Sales and marketing expenses

Sales and marketing expenses were $49.9 million for the three months ended March 31, 2024, an increase of $2.1 million, or 4%, compared to the prior-year period, driven by an increase of $1.2 million in marketplace partner commissions, an increase of $2.6 million in spend on certain direct marketing spend and an increase of $1.3 million in third-party contractor and consulting expenses, offset by a decrease of $3.5 million in employee compensation, benefits and other employee-related expenses primarily due to a decrease in employee headcount.

General and administrative expenses

General and administrative expenses were $24.2 million for the three months ended March 31, 2024, a decrease of $2.5 million, or 9%, compared to the prior-year period, driven by a decrease of $3.6 million in employee compensation, benefits and other employee-related expenses primarily due to a decrease in employee headcount, offset by an increase of $1.5 million in M&A related legal expenses.

Depreciation and amortization expenses

Depreciation and amortization expenses were $9.4 million for the three months ended March 31, 2024, an increase of $3.4 million, or 56%, compared to the prior-year period, mainly driven by an increase in amortization of internal use of software.

Financial income and expense, net

Financial income, net was $4.5 million for the three months ended March 31, 2024, an increase of $2.4 million, or 115%, compared to the prior-year period, driven by a $1.8 million gain from the change in the fair value of warrants compared to a $0.3 million loss in the prior year period, an increase of $1.6 million in interest income on corporate cash balances, offset by a $1.0 million increase in loss on revaluation of foreign currency balances.

Income tax

Income tax expense was $13.9 million for the three months ended March 31, 2024, an increase of $4.7 million, or 52%, compared to the three months ended March 31, 2023, driven by an increase of $7.6 million in our US federal and state income tax expenses for the three months ended March 31, 2024 as compared to the prior-year period. This increase was driven by increased US taxable income, primarily due to interest income and capitalized research and development expenses, as well as an increase in uncertain tax positions. These increases were offset by a net increase in US deferred tax benefits of $2.8 million for the three months ended March 31, 2024.

PAYONEER GLOBAL INC.

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

Sources of Liquidity

As of March 31, 2024, we had $587.2 million of cash and cash equivalents.

On October 28, 2021, Payoneer Early Payments Inc. (“PEPI”), our wholly-owned second tier subsidiary and its subsidiary (the “Borrower”) entered into a multi-party Receivables Loan and Security Agreement (the “Warehouse Facility”) with, inter alia, affiliates of Viola Ventures. The objective was to provide access to external financing for our capital advance activity. See Note 11 and Note 20 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Effective July 1, 2023, the Warehouse Facility interest rate was updated to the sum of the Daily Simple SOFR and 0.26161% plus 9% annually. The Warehouse Facility has a revolving maturity of 36 months from the commencement date with a payback period of an additional 6 months after the revolving maturity date. The initial borrowing commitment is $25 million subject to increases at our request and the lender’s discretion up to $100 million. Additional commitments will carry interest rates ranging from 7% to 7.75% in addition to the benchmark rate. In addition, pursuant to the Warehouse Facility, PEPI entered into an amendment on June 8, 2022, whereby creating a condition that the total interest rate shall not exceed 10.5% per annum for all outstanding balances.

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

During the period ended March 31, 2024, we repurchased 10,533,934 shares of our common stock for approximately $51.2 million, of which $1.7 million was not yet settled at period end. As of March 31, 2024, a total of approximately $189 million remained available for future repurchases of our common stock under the program.

Cash Flows

The following table presents a summary of cash flows from operating, investing, and financing activities for the following comparative periods.

	Three months ended March 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$39,510	$3,902
Net cash used in investing activities	(114,147)	(57,004)
Net cash used in financing activities	(521,113)	(364,490)
Effect of exchange rate changes on cash and cash equivalents	(1,541)	515
Change in cash, cash equivalents, restricted cash and customer funds	$(597,291)	$(417,077)

PAYONEER GLOBAL INC.

Operating Activities

Net cash provided by operating activities was $39.5 million for the three months ended March 31, 2024, an increase of $35.6 million compared to $3.9 million for the three months ended March 31, 2023.

For the three months ended March 31, 2024, we had $29.0 million of net income, which includes non-cash expenses of $15.1 million related to stock-based compensation and $9.4 million related to depreciation and amortization. Net income was also adjusted for changes in current assets and liabilities, including net outflows of $12.5 million related to other payables and $6.6 million related to capital advances. These outflows were partially offset by inflows of $2.7 million related to other long-term liabilities and $2.3 million related to operating lease right-of-use assets.

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

Investing Activities

Net cash used in investing activities was $114.1 million for the three months ended March 31, 2024, an increase of $57.1 million compared to net cash used in investing activities of $57.0 million for the three months ended March 31, 2023.

This change was predominantly related to the net purchase of $98.6 million in investments offset by a decrease of $53.8 million in the balance of customer funds in transit at the current period end compared to the prior year period.

Financing Activities

Net cash used in financing activities was $521.1 million for the three months ended March 31, 2024, an increase of $156.6 million compared to net cash used in financing activities of $364.5 million for the three months ended March 31, 2023. Current period cash used in financing activities reflects the decline in customer balances since year end which was higher than the decline in the prior year period. Additionally, $51.0 million was used in the current period to finance our share repurchase program which had not begun in the prior year period.

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

	Three months ended March 31,
	2024	2023

	(in millions)
Volume	$18,455	$15,303

Note: as disclosed in the Company’s Form 10-K filed with the SEC on February 28, 2024, we have updated our methodology to adjust for previously disclosed limited exceptions where both received and sent payments were counted in volumes, such that we count volume only once for a customer that both receives and later sends payments.

Volume grew 21% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, driven by a combination of continued growth in volumes from our largest digital commerce marketplaces, strong growth in B2B volumes, strong travel demand, and continued customer acquisition.

PAYONEER GLOBAL INC.

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

Adjusted EBITDA

	Three months ended March 31,
	2024	2023

	(in thousands)
Net income	$28,974	$7,938
Depreciation and amortization	9,408	6,039
Taxes on income	13,910	9,172
Other financial income, net	(2,747)	(2,350)
EBITDA	49,545	20,799
Stock based compensation expenses(1)	15,077	16,927
M&A related expense(2)	2,375	774
Loss (gain) from change in fair value of Warrants(3)	(1,761)	252
Adjusted EBITDA	$65,236	$38,752

(1) Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.

(2) Amounts relate to M&A-related third-party fees, including related legal, consulting and other expenditures.

(3) Changes in the estimated fair value of the warrants are recognized as gain or loss on the condensed consolidated statements of comprehensive income. The impact is removed from EBITDA as it represents market conditions that are not in our control.

PAYONEER GLOBAL INC.

Critical Accounting Policies and Estimates

For more information, see “Payoneer Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K filed with the SEC on February 28, 2024.

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

Interest Rate Sensitivity

Our cash and cash equivalents as well as customer funds as of March 31, 2024, were held in cash deposits and money market funds, as well as U.S. Treasury Securities classified as available-for-sale debt securities. The fair value of our cash and cash equivalents as well as assets underlying customer funds would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. However, a hypothetical 1% increase or decrease in interest rates could have a material effect on our revenues and earnings.

Any future borrowings incurred under our Warehouse Facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above), not to exceed 10.5% per annum for all outstanding balances.

Foreign Currency Risk

While most of our revenue is earned in U.S. dollars, our foreign currency exposure includes currencies of the countries in which our operations are located, including operating expenses denominated in New Israeli Shekels. To reduce that risk, in January 2024, we began investing in foreign currency forward contracts and net purchased options, which are accounted for as cash flow hedges as described in Note 2d and Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. A hypothetical 10% strengthening or weakening of the U.S. dollar against the New Israeli Shekel would have had a material impact on unrealized gains (losses) recognized in AOCI at March 31, 2024.

Our foreign currency exposure also includes currencies in which our customer funds are held and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, British Pound, Chinese Yuan, Canadian Dollar, New Zealand Dollar, Thai Baht, New Israeli Shekel, Philippine Peso, Pakistani Rupee, UAE Dirham, Korean Won, Mexican Peso, Norwegian Krone, and Hong Kong Dollar. A hypothetical 10% increase or decrease in current exchange rates could have a material impact on our financial results.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024.

PAYONEER GLOBAL INC.

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

PAYONEER GLOBAL INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are a party to various litigation matters incidental to the conduct of our business. Refer to Note 14 (Commitments and Contingencies) to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

For more information on risks related to litigation, see the section titled “Risk Factors — General Risks Related to Payoneer — We may be subject to various legal proceedings which could materially adversely affect our business, financial condition or results of operations” in our Annual Report on Form 10-K, filed with the SEC on February 28, 2024.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on February 28, 2024. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales during the quarterly period ended March 31, 2024.

Share Repurchase Activities

The following table provides information with respect to repurchases made by the Company during the three months ended March 31, 2024. All repurchases listed below were made in the open market.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Progreams[2]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[2]
January 1, 2024 - January 31, 2024	3,569,029	$4.88	3,569,029	$ 222,768,447
February 1, 2024 - February 29, 2024	3,121,245	$5.08	3,121,245	$ 206,921,200
March 1, 2024 - March 31, 2024	3,843,660	$4.60	3,843,660	$ 189,228,374
Total	10,533,934		10,533,934
(1)	No shares were repurchased other than through a publicly announced plan or program.
(2)	On May 7, 2023, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80 million of our common stock, including any applicable excise tax. On December 7, 2023, our Board of Directors authorized an amendment to the above program to increase the authorized amount of repurchases to an aggregate amount not to exceed $250 million. The $250 million authorization amended the previous repurchase authorization, and includes the amount that remains available as of December 7, 2023 to repurchase common stock under, but not any prior repurchases effected pursuant to, the previous authorization. The amended authorization expires December 31, 2025. These share repurchases may take place from time to time, in the open market, through privately negotiated transactions or other means, including in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and total amount of repurchases is subject to the Company’s discretion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PAYONEER GLOBAL INC.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, certain of our officers and directors took the following actions with respect to trading arrangements for the sale of shares of our common stock:

			Plans
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Number of Shares to be Sold	Expiration
Bea Ordonez, Chief Financial Officer	Termination	March 6, 2024	X		N/A(1)	N/A(1)
Scott Galit, Director	Adoption	March 11, 2024	X		3,347,937	August 15, 2024
*	Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
**	Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
(1)	The original expiration date of this trading arrangement related to the sale of up to 167,000 shares of common stock was December 15, 2024.

PAYONEER GLOBAL INC.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1	Transition Agreement with Scott Galit.*†
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.
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

Date: May 8th, 2024