Form 10-Q
period 2024-06-30
Payoneer Global Inc.
filed 2024-08-07
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

As of July 31, 2024, the registrant had 381,817,684 shares of common stock outstanding.

Payoneer Global Inc.

Form 10-Q

For the Period Ended June 30, 2024

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the information incorporated herein by reference, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and other similar words and expressions (or the negative version of such words or expressions), but the absence of these words does not mean that a statement is not forward-looking.

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

All subsequent written and oral forward-looking statements concerning the matters addressed in this Quarterly Report on Form 10-Q and attributable to Payoneer or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q. Except to the extent required by applicable law or regulation, Payoneer undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

PAYONEER GLOBAL INC.

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2024

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	June 30,	December 31,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$575,730	$617,022
Restricted cash	10,653	7,030
Customer funds	6,037,105	6,390,526
Accounts receivable (net of allowance of $352 at June 30, 2024 and $385 at December 31, 2023)	6,567	7,980
Capital advance receivables (net of allowance of $5,445 at June 30, 2024 and $5,059 at December 31, 2023)	49,478	45,493
Other current assets	53,400	40,672
Total current assets	6,732,933	7,108,723
Non-current assets:
Property, equipment and software, net	14,522	15,499
Goodwill	19,889	19,889
Intangible assets, net	88,597	76,266
Restricted cash	6,018	5,780
Deferred taxes	19,051	15,291
Severance pay fund	818	840
Operating lease right-of-use assets	23,078	24,854
Other assets	15,406	15,977
Total assets	$6,920,312	$7,283,119
Liabilities and shareholders’ equity:
Current liabilities:
Trade payables	$38,974	$33,941
Outstanding operating balances	6,037,105	6,390,526
Short-term debt from related party (refer to Notes 11 and 20 for further information)	14,984	—
Other payables	100,415	117,508
Total current liabilities	6,191,478	6,541,975
Non-current liabilities:
Long-term debt from related party (refer to Notes 11 and 20 for further information)	—	18,411
Warrant liability	5,788	8,555
Other long-term liabilities	53,667	49,905
Total liabilities	6,250,933	6,618,846
Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at June 30, 2024 and December 31, 2023.	—	—
Common stock, $0.01 par value, 3,800,000,000 and 3,800,000,000 shares authorized; 382,998,980 and 368,655,185 shares issued and 352,689,391 and 357,590,493 shares outstanding at June 30, 2024 and December 31, 2023, respectively.	3,830	3,687
Treasury stock at cost, 30,309,589 and 11,064,692 shares as of June 30, 2024 and December 31, 2023, respectively.	(154,692)	(56,936)
Additional paid-in capital	773,888	732,894
Accumulated other comprehensive income (loss)	150	(176)
Retained earnings (accumulated deficit)	46,203	(15,196)
Total shareholders’ equity	669,379	664,273
Total liabilities and shareholders’ equity	$6,920,312	$7,283,119

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$239,520	$206,734	$467,703	$398,748

Transaction costs (Exclusive of depreciation and amortization shown separately below and inclusive of $375 and $436 in interest expense and fees associated with related party transactions during the three months ended June 30, 2024 and 2023, and $812 and $857 during the six months ended June 30, 2024 and 2023 respectively; refer to Notes 11 and 20 for further information)	36,961	28,497	70,927	55,578
Other operating expenses	41,242	40,527	81,525	80,622
Research and development expenses	27,580	27,995	59,631	57,275
Sales and marketing expenses	50,614	48,402	100,504	96,228
General and administrative expenses	26,102	22,012	50,311	48,693
Depreciation and amortization	10,712	5,909	20,120	11,948
Total operating expenses	193,211	173,342	383,018	350,344

Operating income	46,309	33,392	84,685	48,404

Financial income:
Gain from change in fair value of Warrants	1,006	13,586	2,767	13,334
Other financial income, net	976	4,318	3,723	6,668
Financial income, net	1,982	17,904	6,490	20,002

Income before taxes on income	48,291	51,296	91,175	68,406

Taxes on income	15,866	5,747	29,776	14,919

Net income	$32,425	$45,549	$61,399	$53,487

Other comprehensive income (loss)
Unrealized gain on available-for-sale debt securities, net	872	-	871	-
Unrealized loss on cash flow hedges, net	(699)	-	(665)	-
Tax benefit on unrealized losses on cash flow hedges, net	126	-	120	-
Other comprehensive income, net of tax	299	-	326	-

Comprehensive income	$32,724	$45,549	$61,725	$53,487

Per Share Data
Net income per share attributable to common stockholders — Basic earnings per share	$0.09	$0.12	$0.17	$0.15
— Diluted earnings per share	$0.09	$0.12	$0.16	$0.14

Weighted average common shares outstanding — Basic	356,315,658	365,000,974	357,795,857	364,260,883
Weighted average common shares outstanding — Diluted	373,368,383	387,623,679	376,727,575	392,572,475

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated	Retained
					Additional	other	earnings
	Common Stock		Treasury Stock		paid-in	comprehensive	(accumulated
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit)	Total
Balance at March 31, 2024	377,294,480	$3,773	(21,598,626)	$(108,096)	$752,236	$(149)	$13,778	$661,542
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	5,007,237	50	—	—	3,921	—	—	3,971
Stock-based compensation	—	—	—	—	14,482	—	—	14,482
ESPP shares issued	697,263	7	—	—	3,249	—	—	3,256
Common stock repurchased	—	—	(8,710,963)	(46,596)	—	—	—	(46,596)
Unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	872	—	872
Unrealized loss on cash flow hedges, net	—	—	—	—	—	(699)	—	(699)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	—	—	126	—	126
Net income	—	—	—	—	—	—	32,425	32,425
Balance at June 30, 2024	382,998,980	$3,830	(30,309,589)	$(154,692)	$773,888	$150	$46,203	$669,379

Balance at March 31, 2023	359,202,123	$3,592	—	$—	$674,021	$(176)	$(100,591)	$576,846
Exercise of options and vested RSUs	3,017,674	30	—	—	2,170	—	—	2,200
Stock-based compensation	—	—	—	—	17,051	—	—	17,051
ESPP shares issued	1,032,434	10	—	—	4,016	—	—	4,026
Common stock repurchased	—	—	(4,201,025)	(19,725)	—	—	—	(19,725)
Net income	—	—	—	—	—	—	45,549	45,549
Balance at June 30, 2023	363,252,231	$3,632	(4,201,025)	$(19,725)	$697,258	$(176)	$(55,042)	$625,947

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated	Retained
					Additional	other	earnings
	Common Stock		Treasury Stock		paid-in	comprehensive	(accumulated
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit)	Total
Balance at December 31, 2023	368,655,185	$3,687	(11,064,692)	$(56,936)	$732,894	$(176)	$(15,196)	$664,273
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	13,646,532	136	—	—	7,267	—	—	7,403
Stock-based compensation	—	—	—	—	30,478	—	—	30,478
ESPP shares issued	697,263	7	—	—	3,249	—	—	3,256
Common stock repurchased	—	—	(19,244,897)	(97,756)	—	—	—	(97,756)
Unrealized gain on available-for-sale debt securities, net	—	—	—	—		871	—	871
Unrealized loss on cash flow hedges, net	—	—	—	—	—	(665)	—	(665)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	—	—	120	—	120
Net income	—	—	—	—	—	—	61,399	61,399
Balance at June 30, 2024	382,998,980	$3,830	(30,309,589)	$(154,692)	$773,888	$150	$46,203	$669,379

Balance at December 31, 2022	352,842,025	$3,528	—	$—	$650,433	$(176)	$(108,529)	$545,256
Exercise of options, vested RSUs, and shares granted	9,377,772	94	—	—	8,358	—	—	8,452
Stock-based compensation	—	—	—	—	34,451	—	—	34,451
ESPP shares issued	1,032,434	10	—	—	4,016	—	—	4,026
Common stock repurchased	—	—	(4,201,025)	(19,725)	—	—	—	(19,725)
Net income	—	—	—	—	—	—	53,487	53,487
Balance at June 30, 2023	363,252,231	$3,632	(4,201,025)	$(19,725)	$697,258	$(176)	$(55,042)	$625,947

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Six months ended
	June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$61,399	$53,487
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,120	11,948
Deferred taxes	(3,640)	(9,833)
Stock-based compensation expenses	28,742	33,100
Gain from change in fair value of Warrants	(2,767)	(13,334)
Foreign currency re-measurement loss (gain)	2,311	(606)
Changes in operating assets and liabilities:
Other current assets	(12,728)	(1,621)
Trade payables	4,606	(13,157)
Deferred revenue	273	407
Accounts receivable, net	1,413	1,618
Capital advance extended to customers	(154,357)	(138,900)
Capital advance collected from customers	150,372	135,835
Other payables	(17,664)	(5,259)
Other long-term liabilities	1,168	(1,066)
Operating lease right-of-use assets	4,370	5,053
Interest and amortization of discount on investments	(3,275)	—
Other assets	571	2,247
Net cash provided by operating activities	80,914	59,919

Cash Flows from Investing Activities
Purchase of property, equipment and software	(2,802)	(2,422)
Capitalization of internal use software	(27,345)	(12,921)
Severance pay fund distributions, net	22	125
Customer funds in transit, net	(988)	(54,188)
Purchases of investments in available-for-sale debt securities	(739,185)	—
Maturities and sales of investments in available-for-sale debt securities	105,000	—
Net cash inflow from acquisition of remaining interest in joint venture	—	5,953
Net cash used in investing activities	(665,298)	(63,453)

Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with stock-based compensation plan, net of taxes paid related to settlement of equity awards and proceeds from employee equity transactions to be remitted to employees	12,027	12,091
Outstanding operating balances, net	(353,421)	(309,911)
Borrowings under related party facility (Refer to Notes 11 and 20 for further information)	11,920	14,015
Repayments under related party facility (Refer to Notes 11 and 20 for further information)	(15,347)	(14,514)
Common stock repurchased	(98,654)	(17,125)
Net cash used in financing activities	(443,475)	(315,444)

Effect of exchange rate changes on cash and cash equivalents	(2,311)	705

Net change in cash, cash equivalents, restricted cash and customer funds	(1,030,170)	(318,273)
Cash, cash equivalents, restricted cash and customer funds at beginning of period	7,018,367	6,386,720
Cash, cash equivalents, restricted cash and customer funds at end of period	$5,988,197	$6,068,447
Supplemental information of investing and financing activities not involving cash flows:
Property, equipment, and software acquired but not paid	$1,237	$870
Internal use software capitalized but not paid	$7,408	$8,294
Common stock repurchased but not paid	$602	$2,600
Right of use assets obtained in exchange for new operating lease liabilities	$2,594	$2,474

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

U.S. DOLLARS IN THOUSANDS

The below table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2024	2023
Cash and cash equivalents	$575,730	$581,053
Current restricted cash	10,653	9,710
Non-current restricted cash	6,018	6,092
Customer funds	6,037,105	5,528,701
Less: Customer funds in transit	(2,979)	(57,109)
Less: Customer funds invested in available-for-sale debt securities	(638,330)	—
Net customer funds shown in the condensed consolidated statements of cash flows	5,395,796	5,471,592
Total cash, cash equivalents, restricted cash and customer funds shown in the condensed consolidated statements of cash flows	$5,988,197	$6,068,447

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

The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2023, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto of Payoneer Global Inc. and its subsidiaries.

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

c.    Customer funds and investments:

Beginning in February 2024, the Company invested certain customer funds in available-for-sale debt securities. These securities are reported at fair value, net of any unamortized discount or premium, accrued interest, and unrealized gains and losses, within ‘Customer funds’ on the Company’s condensed consolidated balance sheets. Unrealized gains and losses are included as a component of other comprehensive income (loss) (“OCI”), net of related estimated tax provisions or benefits. Interest income, amortization of any discount or premium, and realized gains and losses on these securities are recognized within revenue from other sources. In the period of sale, any unrealized gain or loss previously recognized in accumulated other comprehensive income (“AOCI”) is reversed into net income.

The Company accounts for purchases and sales of securities on the trade date and recognizes any related cut-off asset or liability within Other current assets or Other payables, respectively.

Beginning in June 2024, the Company invested certain customer funds in term deposit instruments. These investments are accounted for as restricted cash, given that the Company’s ability to withdraw the balances is restricted during the term of the deposit agreement. Interest income is recognized within revenue from other sources on the condensed consolidated statements of comprehensive income, and the balances are included within customer funds on the condensed consolidated balance sheets.

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

FASB Standards issued, but not adopted as of June 30, 2024

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

During the six months ended June 30, 2024 and 2023, the Company has purchased and collected the following principal amounts associated with CA receivables, including foreign exchange adjustments:

	Six months ended
	June 30,
	2024	2023
Beginning CA receivables, gross	$50,552	$42,466
CA extended to customers	154,357	139,809
Change in revenue receivables	(44)	393
CA collected from customers	(147,654)	(134,925)
Charge-offs, net of recoveries	(2,288)	(2,958)
Ending CA receivables, gross	$54,923	$44,785
Allowance for CA losses	(5,445)	(4,565)
CA receivables, net	$49,478	$40,220

The outstanding gross balance at June 30, 2024 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
$54,923	52,174	1,572	462	477	238

The outstanding gross balance at December 31, 2023 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
$50,552	47,332	1,977	692	276	275

The following are current and overdue balances from above that are segregated into the timing of expected collections at June 30, 2024:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$54,923	2,749	11,368	12,456	21,519	6,831

The following are current and overdue balances from above that are segregated into the timing of expected collections at December 31, 2023:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$50,552	3,220	10,841	13,696	17,462	5,333

As of June 30, 2024 and December 31, 2023, the Company applied a range of loss rates to the CA portfolio of 1.58% to 1.85% for the allowance for CA losses.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 3 – CAPITAL ADVANCE (“CA”) RECEIVABLES (continued):

Below is a rollforward for the allowance for CA losses (“ALCAL”):

	Six months ended
	June 30,
	2024	2023
Beginning balance	$5,059	$5,311
Provisions	2,676	2,472
Recoveries	(2)	(260)
Charge-offs	(2,288)	(2,958)
Ending balance	$5,445	$4,565

NOTE 4 – CUSTOMER FUNDS AND INVESTMENTS

The Company has invested certain customer funds in available-for-sale debt securities and term deposits. The following table summarizes the assets underlying customer funds as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Customer funds:
Cash and cash equivalents	$5,098,775	$6,390,526
Restricted cash	300,000	—
Available-for-sale debt securities	638,330	—
Total customer funds	$6,037,105	$6,390,526

As of June 30, 2024, the estimated fair value of the available-for-sale debt securities included $1,011 in unrealized gains and $140 in unrealized losses. As of June 30, 2024, $140 of gross unrealized losses related to available-for-sale debt securities with an estimated fair value of $296,391, and all of those securities had been in an unrealized loss position for less than twelve months and no allowance for credit losses was deemed necessary.

During the period ended June 30, 2024, the Company did not sell any available-for-sale debt securities or incur any realized gains or losses.

As of June 30, 2024, $229,683 of the Company’s available-for-sale debt securities were due to mature within one year or less, and $408,647 were due to mature between one and five years.

NOTE 5 – DERIVATIVES AND HEDGING

The table below summarizes the gross notional amount and fair value of outstanding derivative instruments at June 30, 2024. No derivative instruments were outstanding at December 31, 2023.

		June 30, 2024
	Balance Sheet Location	Notional Amount	Fair Value
Derivative liabilities designated as hedge accounting instruments:
Foreign currency forwards	Other payables	$46,728	$646
Foreign currency net purchased options	Other payables	8,024	19
Total derivative liabilities		$54,752	$665

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 5 – DERIVATIVES AND HEDGING (continued):

During the three and six months ended June 30, 2024, the Company recognized $982 and $773 in unrealized losses, net of tax, on derivative instruments designated as cash flow hedges in OCI, respectively.

As of June 30, 2024, the Company estimated that $545 of unrealized losses related to cash flow hedges currently included in AOCI are expected to be reclassified into earnings within the next 12 months. As of June 30, 2024, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 6 months. During the three and six months ended June 30, 2024, the Company did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction.

NOTE 6 – FAIR VALUE

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
U.S. Treasury Securities (included within Customer funds)	$638,330	$—	$—	$638,330
Derivative liabilities (included within Other payables)
Foreign currency forwards	$—	$646	$—	$646
Foreign currency net purchased options	—	19	—	19
Total derivative liabilities	$—	$665	$—	$665
Warrant liability	$5,788	$—	$—	$5,788
Total financial liabilities	$5,788	$665	$—	$6,453

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Warrant liability	$8,555	$—	$—	$8,555

The Company’s derivative instruments are valued using pricing models that take into account the contract terms and relevant currency rates.

As of June 30, 2024 and December 31, 2023, the fair values of the Company's cash, cash equivalents, customer funds (other than the portion consisting of available-for-sale debt securities), restricted cash, accounts receivable, capital advance receivables, accounts payable, outstanding operating balances, and short and long-term debt approximated the carrying values of these instruments presented in the Company's consolidated balance sheets because of their nature. The fair value of long-term debt, when carrying value does not approximate fair value, is determined using Level 3 unobservable inputs and assumptions by the Company.

NOTE 7 - OTHER CURRENT ASSETS

Composition of Other current assets, grouped by major classifications, is as follows:

	June 30,	December 31,
	2024	2023
Prepaid expenses	$22,749	$16,656
Income receivable	12,632	12,844
Prepaid income taxes	14,681	8,136
Other	3,338	3,036
Total Other current assets	$53,400	$40,672

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 8 – PROPERTY, EQUIPMENT AND SOFTWARE

Composition of property, equipment and software, grouped by major classifications, is as follows:

	June 30,	December 31,
	2024	2023
Computers, software and peripheral equipment	$39,681	$39,453
Leasehold improvements	10,442	9,678
Furniture and office equipment	6,189	5,674
Property, equipment and software	56,312	54,805
Accumulated depreciation	(41,790)	(39,306)
Property, equipment and software, net	$14,522	$15,499

Depreciation expense for the three months ended June 30, 2024 and 2023 was $2,098 and $1,864, respectively, and $4,206 and $3,976 for the six months ended June 30, 2024 and 2023, respectively.

During the three and six months ended June 30, 2024, the Company retired computers, software, and peripheral equipment with a cost of $7 and $1,718, respectively, that were fully depreciated. No such retirement was recognized in the three or six months ended June 30, 2023.

NOTE 9 – INTANGIBLE ASSETS

Composition of intangible assets, grouped by major classifications, is as follows:

	June 30, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Internal use software	$150,227	$(68,665)	$81,562	$122,001	$(54,804)	$67,197
Acquired developed technology	17,915	(10,880)	7,035	17,915	(8,846)	9,069
Intangible assets, net	$168,142	$(79,545)	$88,597	$139,916	$(63,650)	$76,266

Amortization expense for the three months ended June 30, 2024 and 2023 was $8,614 and $4,045, respectively, and $15,914 and $7,647 for the six months ended June 30, 2024 and 2023, respectively.

During the three and six months ended June 30, 2024, the Company recognized an insignificant amount of impairment related to intangible assets. During the six months ended June 30, 2023, the Company recognized $293 in impairment of intangibles acquired through the acquisition of the remaining interest in a previous joint venture and an insignificant amount of additional impairment related to other intangible assets. The impairment is presented under Depreciation and amortization expenses in the condensed consolidated statements of comprehensive income.

Expected future intangible asset amortization as of June 30, 2024, excluding capitalized internal use software of $21,319 not yet placed in service as of that date, was as follows:

Fiscal years
2024 (Excluding the six months ended June 30, 2024)	$18,087
2025	29,994
2026	17,841
2027	1,356
2028 and thereafter	—
Total	$67,278

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 10 - OTHER PAYABLES

Composition of Other payables, grouped by major classifications, is as follows:

	June 30,	December 31,
	2024	2023
Employee related compensation	$56,869	$67,837
Commissions payable	20,648	23,695
Accrued expenses	10,714	12,358
Lease liability	6,867	7,171
Income tax payable	991	2,410
Derivative liabilities	665	—
Other	3,661	4,037
Total Other payables	$100,415	$117,508

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

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 11 – DEBT (continued):

The Company recorded expenses, included in transaction costs, in the total amount of $375 and $436 for the three months ended June 30, 2024 and 2023, respectively, and $812 and $857 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the outstanding associated balance was $14,984, included within short-term debt on the consolidated balance sheets, with $126 of accrued expenses included in Other payables. The outstanding balance was reclassified from long-term to short-term debt as the facility and all related borrowings became due within one year as of June 30, 2024. As of December 31, 2023, the outstanding associated balance was $18,411, included within long-term debt on the consolidated balance sheets, with $168 of accrued expenses included in Other payables.

The Warehouse Facility agreement includes certain affirmative and negative covenants that must be maintained by the Company and includes certain financial measures such as minimum tangible equity and minimum unrestricted cash at the Company level. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all applicable covenants.

As of June 30, 2024 and December 31, 2023, the fair value of the debt approximates the book value due to the short time span between initiation and balance sheet date with the outstanding balance classified as Level 3 in the fair value leveling hierarchy as the inputs into the valuation are not observable.

NOTE 12 – OTHER LONG-TERM LIABILITIES

Composition of other long-term liabilities, grouped by major classifications, is as follows:

	June 30,	December 31,
	2024	2023
Reserves for uncertain income tax positions	$28,942	$24,793
Long-term lease liabilities	16,923	17,836
Other tax provisions	5,802	5,202
Severance pay liabilities	2,000	2,056
Other	—	18
Total other long-term liabilities	$53,667	$49,905

NOTE 13 – WARRANTS AND SHAREHOLDERS’ EQUITY

Share Repurchase Program and Treasury Stock

On May 7, 2023, the Company’s Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80,000 of its common stock, including any applicable excise tax. On December 7, 2023, the Board authorized an amendment to the program to increase the authorized amount of repurchases to an aggregate amount not to exceed $250,000, including the amount that remained available as of December 7, 2023 to repurchase common stock under, but not any prior repurchases effected pursuant to, the previous authorization, and any applicable excise tax. The amended authorization expires December 31, 2025.

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

During the three and six months ended June 30, 2024, the Company repurchased 8,710,963 and 19,244,897 shares of its common stock for approximately $46,596 and $97,756 at a weighted average cost of $5.33 and $5.06 per share, respectively. During the six months ended June 30, 2023, we repurchased approximately 4,201,025 shares of our common stock for approximately $19,725 at a weighted average cost of $4.68 per share. As of June 30, 2024, a total of approximately $142,802 remained available for future repurchases of the Company’s common stock under the program.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 13 – WARRANTS AND SHAREHOLDERS’ EQUITY (continued):

Warrants

The Company has publicly traded warrants that are exercisable for shares of the Company’s common stock. Warrants may only be exercised for a whole number of shares at an exercise price of $11.50. These warrants expire on June 25, 2026, or earlier, if redeemed. At June 30, 2024, there were 25,158,086 warrants outstanding with a corresponding liability valued at $5,788. The warrants are considered to be a Level 1 fair value measurement due to the observability of the inputs.

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

Warrant
Liability
Fair value as of December 31, 2023	$8,555
Change in fair value	(2,767)
Fair value as of June 30, 2024	$5,788

Fair value as of December 31, 2022	$25,914
Change in fair value	(13,334)
Fair value as of June 30, 2023	$12,580

Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2024 were as follows. There were no changes in other comprehensive income (loss) in the three or six months ended June 30, 2023:

	Three Months Ended June 30, 2024
	Foreign currency translation adjustments	Unrealized losses on available-for-sale debt securities	Unrealized gains on cash flow hedges	Total
Beginning balance	$(176)	$(1)	$28	$(149)
Other comprehensive income (loss) before reclassifications	—	872	(982)	(110)
Amount of loss reclassified from AOCI	—	—	409	409
Net current period other comprehensive income (loss)	—	872	(573)	299
Ending balance	$(176)	$871	$(545)	$150

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 13 – WARRANTS AND SHAREHOLDERS’ EQUITY (continued):

	Six Months Ended June 30, 2024
	Foreign currency translation adjustments	Unrealized losses on available-for-sale debt securities	Unrealized gains on cash flow hedges	Total
Beginning balance	$(176)	$—	$—	$(176)
Other comprehensive income (loss) before reclassifications	—	871	(773)	98
Amount of loss reclassified from AOCI	—	—	228	228
Net current period other comprehensive income (loss)	—	871	(545)	326
Ending balance	$(176)	$871	$(545)	$150

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

NOTE 15 – REVENUE

The following table presents revenue recognized from contracts with customers as well as revenue from other sources:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue recognized at a point in time	$170,751	$141,231	$330,547	$273,123
Revenue recognized over time	492	7,884	1,154	15,728
Revenue from contracts with customers	$171,243	$149,115	$331,701	$288,851
Interest income on customer balances	$65,821	$55,293	$131,089	$105,351
Capital advance income	2,456	2,326	4,913	4,546
Revenue from other sources	$68,277	$57,619	$136,002	$109,897
Total revenues	$239,520	$206,734	$467,703	$398,748

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

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Primary regional markets
Greater China[1]	$84,439	$71,227	$165,797	$135,187
Europe[2]	45,609	41,699	89,064	80,320
Asia-Pacific[2]	36,225	27,385	69,590	52,766
North America[3]	22,798	26,041	45,808	51,577
South Asia, Middle East and North Africa[2]	25,914	21,711	49,839	41,656
Latin America[2]	24,535	18,671	47,605	37,242
Total revenues	$239,520	$206,734	$467,703	$398,748
(1)	Greater China is inclusive of mainland China, Hong Kong, Macao and Taiwan
(2)	No single country included in any of these regions generated more than 10% of total revenue
(3)

The United States is the Company’s country of domicile. Of North America revenues, the US represents $21,645 and $24,995 during the three months ended June 30, 2024 and 2023, respectively, and $43,570 and $49,571 during the six months ended June 30, 2024 and 2023, respectively.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 16 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Bank and processor fees	$25,476	$21,739	$49,855	$41,858
Network fees	5,680	3,730	10,716	7,997
Capital advance costs, net of recoveries	1,485	1,857	3,522	2,969
Chargebacks and operational losses	3,689	693	5,576	1,750
Card costs	587	404	1,106	872
Other	44	74	152	132
Total transaction costs	$36,961	$28,497	$70,927	$55,578

NOTE 17 – STOCK-BASED COMPENSATION

Stock Options and RSUs

The following table summarizes the options to purchase shares of common stock activity under the Company’s equity incentive plans for the six months ended June 30, 2024:

Options
Outstanding at December 31, 2023	27,788,279
Granted	1,070,000
Exercised	(8,266,635)
Forfeited	(278,483)
Outstanding at June 30, 2024	20,313,161
Exercisable at June 30, 2024	18,407,799

The weighted average exercise price of the options outstanding as of June 30, 2024 was $2.48 per share.

The following table summarizes the RSUs activity under the Company’s equity incentive plans as of June 30, 2024:

Units
Outstanding December 31, 2023	30,743,366
Granted	11,170,258
Vested	(5,379,897)
Withhold to cover shares repurchased	(1,148,679)
Forfeited	(3,760,171)
Outstanding June 30, 2024	31,624,877

In the six months ended June 30, 2024, the Company granted 11,170,258 RSUs under the Company’s Omnibus Stock Incentive Plan, which are subject to time-vesting and continued service conditions.

The Company withholds common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock units under its employee equity incentive plans in the United States. During the three and six months ended June 30, 2024, the Company withheld 343,249 and 1,148,679 shares for $2,117 and $5,997, respectively. During the three and six months ended June 30, 2023, the Company withheld 351,960 shares for $1,504. RSU vesting is shown net of this withholding on the condensed consolidated statements of shareholders’ equity and cash flows.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 17 – STOCK-BASED COMPENSATION (continued):

The Company collects cash from proceeds from certain international employees’ sales of common stock. The amount is held in a Company bank account until it is remitted to the employees. Due to the restrictions on the use of the funds in the bank account, we have classified the amount as short-term restricted cash, and a corresponding liability is included in Other payables in the condensed consolidated balance sheets. As of June 30, 2024, $1,367 of such funds were held.

Employee Stock Purchase Plan

As of June 30, 2024, approximately 4,072,744 shares were reserved for future issuance under the Company’s Employee Stock Purchase Plan (“ESPP”). The fair value attributable to the ESPP was $1,134 as of May 15, 2024, the beginning of the current offering period, and was measured using the Monte Carlo model. The current offering period is expected to close November 15, 2024.

The expense associated with the ESPP recognized during the three and six months ended June 30, 2024 was $506 and $1,112, respectively.

Impact on Results of Operations

The impact on the Company’s results of operations of recording stock-based compensation expense under the Company’s equity incentive plans, including the ESPP, were as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Other operating expenses	$2,963	$3,243	$5,770	$6,042
Research and development expenses	1,329	3,599	4,469	6,982
Sales and marketing expenses	4,436	4,574	8,626	10,550
General and administrative expenses	4,939	4,757	9,877	9,526
Total stock-based compensation	$13,667	$16,173	$28,742	$33,100

Note that $817 and $878 in stock-based compensation awards were capitalized as part of internal-use software during the three months ended June 30, 2024 and 2023, respectively, and $1,736 and $1,740 were capitalized during the six months ended June 30, 2024 and 2023, respectively.

NOTE 18 - INCOME TAXES

The Company’s provision for income taxes in the interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the period.

The Company had an effective tax rate of 33% for the six months ended June 30, 2024, compared to an effective tax rate of 22% for the six months ended June 30, 2023. For the six months ended June 30, 2024, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was the result of an increase in the provision for uncertain tax positions as well as discrete tax adjustments, primarily related to stock-based compensation. For the six months ended June 30, 2023, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was the result of foreign income taxed at different rates, including the provision for uncertain tax positions, an increase in tax expense related to share-based compensation, and the release of the valuation allowance on deferred tax assets in the United States.

The Company maintains a valuation allowance in jurisdictions where it is more likely than not that all or a portion of a deferred tax asset may not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings and the reversal of existing taxable temporary differences. As of June 30, 2024, the Company maintains a full valuation allowance on its deferred tax assets in Germany and maintains its previous conclusion that a valuation allowance on deferred tax assets in the United States and Israel is not necessary.

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

NOTE 19 – NET EARNINGS PER SHARE (continued):

Basic and diluted net earnings per share attributable to common stockholders were calculated as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands, except share and per share data)
Numerator:
Net income	$32,425	$45,549	$61,399	$53,487
Denominator:
Weighted average common shares outstanding —
Basic	356,315,658	365,000,974	357,795,857	364,260,883
Add:
Dilutive impact of RSUs, ESPP and options to purchase common stock	16,327,840	21,928,779	18,226,359	27,584,186
Dilutive impact of private Warrants	724,885	693,926	705,359	727,406
Weighted average common shares – diluted	373,368,383	387,623,679	376,727,575	392,572,475
Net income per share attributable to common stockholders — Basic earnings per share	$0.09	$0.12	$0.17	$0.15
Diluted earnings per share	$0.09	$0.12	$0.16	$0.14

Note that for both the three and six month periods ended June 30, 2024, 25,158,086 Public Warrants, 3,620,000 RSUs with market conditions, ESPP shares to be issued under the May 15, 2024 offering period, 15,000,000 Earn-Out Shares (as that term is defined in the Agreement and Plan of Reorganization dated February 3, 2021 (as amended) with FTAC Olympus Acquisition Corp.) and 2,043,479 options to purchase common stock have been excluded from the computation of diluted net earnings per share as their effect was antidilutive, conditions were not met or they were not in the money as of the end of the reporting period. For the three and six month periods ended June 30, 2024, 2,208,513 and 11,018,581 RSUs, respectively, have been excluded for the same reason. In both the three and six months ended June 30, 2023, 25,158,086 Public Warrants, 30,000,000 Earn-Out Shares, 726,620 options to purchase common stock, 1,500,000 RSUs, and ESPP shares to be issued under the May 15, 2023 offering period were excluded for the same reason.

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

NOTE 21 – SUBSEQUENT EVENTS

On August 5, Payoneer acquired 100% of the outstanding equity of Skuad Pte. Ltd. (or “Skuad”), a global workforce and payroll management company. The acquisition accelerates Payoneer’s strategy to deliver a comprehensive and integrated financial stack for SMBs that operate internationally.

The aggregate purchase price is subject to customary post-closing adjustments and escrows, and included cash consideration of $61.4 million, funded with cash on hand, as well as up to $9.7 million as an earn-out subject to meeting certain performance criteria within the first eighteen months of the acquisition date. Additionally, the Company committed to grant $10.4 million in restricted stock units which are subject to vesting contingent on continued employment of key personnel.

Due to its insignificant size relative to the Company, we do not expect to provide supplemental pro forma financial information for the current and prior reporting periods.

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

Our customers have trusted the Payoneer platform to process $18.7 billion and $15.3 billion in volume in the three months ended June 30, 2024 and 2023, respectively, and $37.2 billion and $30.6 billion in volume in the six months ended June 30, 2024 and 2023, respectively.

Looking forward, we intend to continue to invest actively to enhance our global platform, deliver new products, extend our regulatory footprint, further automate our operations, increase new customer growth and make acquisitions to accelerate our ability to deliver more value to customers around the world.

PAYONEER GLOBAL INC.

Key Developments and Trends

Impact of the war in Israel

In October 2023, in response to Hamas’ attack on Israel from the Gaza Strip, Israel declared war on Hamas. Concurrently, hostilities between Israel and Hezbollah ensued at the Israeli northern border. Despite the ongoing war, we have continued to operate our business and serve our customers around the world and, to date, our ability to support customers has not been materially impacted. We are monitoring the situation closely and benefit from our broad geographic footprint, partially outsourced operations model, and a robust business continuity plan. Additionally, our technology infrastructure has redundancy in place outside of Israel. Approximately 60% of our global employee base is located in Israel, including approximately 85% of our research and development resources. At this time, an insignificant portion of our Israeli workforce have been called to military reserve duty and we have contingencies in place to cover impacted roles and responsibilities.

The evolving conflict is likely to continue to impact economic activity in the region and could impact revenues from customers located in Israel. Our revenue derived from customers based in Israel was insignificant for the three and six months ended June 30, 2024 and is included within revenues from Europe in Note 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Impact of the war in Ukraine

During 2022, a geopolitical and armed conflict between Ukraine and Russia, which developed into an ongoing war, resulted in economic sanctions on Russia, Belarus, and certain territories in Ukraine. We provide services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We have developed and implemented a robust transaction monitoring program designed to comply with imposed sanctions and to monitor the impact the conflict may have on our results of operations. During 2022, we ceased to provide services to customers in Russia and have limited our payment services to Belarus customers, while at the same time revenues in Ukraine have remained relatively stable. For the three and six months ended June 30, 2024, Ukraine and Belarus, combined, accounted for less than 10% of our revenue, of which Belarus accounted for less than 1% of our revenue. Further escalation of the conflict may have a material effect on our results of operations.

Macroeconomic Conditions

Macroeconomic conditions, including geopolitical and other global events, that impact consumer and business spending and behavior, such as, but not limited to, the interest rate environment, inflation, local political instability, global health crises, supply chain dislocations, regional and other conflicts, including the ongoing war in Ukraine and the Israel-Hamas war and disruptions and instability in the banking sector, may impact our customers, providers, banking partners and ultimately the amount of volume processed on our platform which may affect our results of operations. In 2023, we saw a significant increase in the interest income revenue we earn on our customer funds as the U.S. Federal Reserve raised the benchmark interest rate by 525 basis points since 2022. While there remains a great deal of uncertainty around the future timing and magnitude of interest rate cuts, we do expect to see a negative impact from declining interest rates over the medium-term.

PAYONEER GLOBAL INC.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods in our condensed consolidated financial statements. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related Notes included within this Quarterly Report on Form 10-Q.

	Three months ended			Six months ended
	June 30,		Increase/	June 30,		Increase/
	2024	2023	(Decrease)	2024	2023	(Decrease)

	(in thousands except percentages)
Revenues	$239,520	$206,734	16%	$467,703	$398,748	17%
Transaction costs	36,961	28,497	30%	70,927	55,578	28%
Other operating expenses	41,242	40,527	2%	81,525	80,622	1%
Research and development expenses	27,580	27,995	(1)%	59,631	57,275	4%
Sales and marketing expenses	50,614	48,402	5%	100,504	96,228	4%
General and administrative expenses	26,102	22,012	19%	50,311	48,693	3%
Depreciation and amortization	10,712	5,909	81%	20,120	11,948	68%
Total operating expenses	193,211	173,342	11%	383,018	350,344	9%
Operating income	46,309	33,392	39%	84,685	48,404	75%
Financial income:
Gain from change in fair value of Warrants	1,006	13,586	(93)%	2,767	13,334	(79)%
Other financial income, net	976	4,318	(77)%	3,723	6,668	(44)%
Financial income, net	1,982	17,904	(89)%	6,490	20,002	(68)%
Income before taxes on income	48,291	51,296	(6)%	91,175	68,406	33%
Taxes on income	15,866	5,747	176%	29,776	14,919	100%
Net income	$32,425	$45,549	(29)%	$61,399	$53,487	15%

Revenues

Revenues were $239.5 million and $467.7 million for the three and six months ended June 30, 2024, an increase of $32.8 million and $69.0 million, or 16% and 17%, respectively, compared to the prior-year period, driven mainly by an increase of $10.5 million and $25.7 million, respectively, in interest income earned on customer balances resulting from rising interest rates and an increase in customer balances held on our platform compared to the prior-year period. The remaining increase was driven by a combination of continued adoption of our high value services, certain monetization initiatives, ongoing growth in high value regions, and growth in the number of customers on our platform.

Transaction costs

Transaction costs were $37.0 million for the three months ended June 30, 2024, an increase of $8.5 million, or 30%, compared to the prior-year period, partially due to an increase in chargebacks and other operational losses of $3.0 million. Excluding the impact of these non-volume related costs, transaction costs increased by $5.5m or 20%, while volume increased by 22% compared to the prior year period. Transaction costs grew at a lower rate than volume due to improved commercial terms, internal platform optimizations, and the scale benefits of increased transaction volumes.

Transaction costs were $70.9 million for the six months ended June 30, 2024, an increase of $15.3 million, or 28%, compared to the prior-year period, partially due to an increase in chargebacks and other operational losses of $3.8 million. Excluding the impact of these non-volume related costs, the increase in transaction costs is broadly in line with the 21% increase in volume.

Other operating expenses

Other operating expenses were $41.2 million for the three months ended June 30, 2024, an increase of $0.7 million, or 2%, compared to the prior-year period, driven by an increase of $3.4 million in information technology expenses offset by a decrease of $2.7 million in employee compensation, benefits and other employee-related expenses primarily due to a decrease in employee headcount.

PAYONEER GLOBAL INC.

Other operating expenses were $81.5 million for the six months ended June 30, 2024, an increase of $0.9 million, or 1%, compared to the prior-year period, driven by an increase of $6.1 million in information technology expenses partially offset by a decrease of $4.6 million in employee compensation, benefits and other employee-related expenses primarily due to a decrease in employee headcount.

Research and development expenses

Research and development expenses were $27.6 million for the three months ended June 30, 2024, a decrease of $0.4 million, or 1%, compared to the prior-year period, driven by an increase of $2.8 million in employee compensation costs capitalized as internal use software in connection with ongoing investments in our platform infrastructure, partially offset by an increase of $1.5 million in employee compensation, benefits and other employee-related expenses in line with an increase in employee headcount and an increase of $1.0 million in information technology expenses.

Research and development expenses were $59.6 million for the six months ended June 30, 2024, an increase of $2.4 million, or 4%, compared to the prior-year period, driven by an increase of $7.9 million in employee compensation, benefits and other employee-related expenses in line with an increase in employee headcount and an increase of $2.5 million in information technology expenses, partially offset by an increase of $7.6 million in employee compensation costs capitalized as internal use software in connection with ongoing investments in our platform infrastructure.

Sales and marketing expenses

Sales and marketing expenses were $50.6 million for the three months ended June 30, 2024, an increase of $2.2 million, or 5%, compared to the prior-year period, driven by an increase of $2.5 million in spend on certain direct marketing efforts and an increase of $1.0 million in information technology expenses, offset by a decrease of $1.1 million in third-party contractor and consulting expenses.

Sales and marketing expenses were $100.5 million for the six months ended June 30, 2024, an increase of $4.3 million, or 4%, compared to the prior-year period, driven by an increase of $5.1 million in spend on certain direct marketing efforts, $1.8 million in marketplace partner commissions and an increase of $1.0 million in information technology expenses, offset by a decrease of $4.0 million in employee compensation, benefits and other employee-related expenses primarily due to a decrease in employee headcount.

General and administrative expenses

General and administrative expenses were $26.1 million for the three months ended June 30, 2024, an increase of $4.1 million, or 19%, compared to the prior-year period, driven by an increase of $1.8 million in M&A related expenses and an increase of $1.6 million in third-party contractor and consulting expenses.

General and administrative expenses were $50.3 million for the six months ended June 30, 2024, an increase of $1.6 million, or 3%, compared to the prior-year period, driven by an increase of $3.4 million in M&A related expenses and an increase of $1.7 million in third-party contractor and consulting expenses, offset by a decrease of $3.5 million in employee compensation, benefits and other employee-related expenses in line with a decrease in employee headcount.

Depreciation and amortization expenses

Depreciation and amortization expenses were $10.7 million and $20.1 million for the three and six months ended June 30, 2024, an increase of $4.8 million and $8.2 million, or 81% and 68%, respectively, compared to the prior-year period, mainly driven by an increase in amortization of internal use of software.

Financial income and expense, net

Financial income, net was $2.0 million for the three months ended June 30, 2024, a decrease of $15.9 million, or 89%, compared to the prior-year period, driven by a gain from the change in the fair value of warrants that was $12.6 million lower than the gain recognized in the prior year period, as well as a $5.1 million increase in loss on revaluation of foreign currency balances. These drivers were partially offset by an increase of $1.8 million in interest income on corporate cash balances.

Financial income, net was $6.5 million for the six months ended June 30, 2024, a decrease of $13.5 million, or 68%, compared to the prior-year period, driven by a gain from the change in the fair value of warrants that was $10.6 million lower than the gain recognized in the prior year period, as well as a $6.3 million increase in loss on revaluation of foreign currency balances. These drivers were partially offset by an increase of $3.4 million in interest income on corporate cash balances.

PAYONEER GLOBAL INC.

Income tax

Income tax expense was $15.9 million for the three months ended June 30, 2024, an increase of $10.1 million, or 176%, compared to the prior year period. This increase was primarily driven by a tax benefit of $10.6 million in the three months ended June 30, 2023, related to the release of the valuation allowance on deferred tax assets in the United States, which did not recur in the current period.

Income tax expense was $29.8 million for the six months ended June 30, 2024, an increase of $14.9 million, or 100%, compared to the prior year period. This increase was primarily driven by a tax benefit of $10.6 million in the six months ended June 30, 2023, related to the release of the valuation allowance on the deferred tax assets in the United States, which did not recur in the current period. Additionally, our US federal and state income tax expense increased by $2.6 million, as compared to the prior-year period. This increase was driven primarily by an increase in non-deductible stock compensation. In addition, foreign income tax expense increased by $1.2 million for the six months ended June 30, 2024, as compared to the prior-year period.

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

Sources of Liquidity

As of June 30, 2024, we had $575.7 million of cash and cash equivalents.

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

Current and Future Cash Requirements

On May 7, 2023, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80.0 million of our common stock, including any applicable excise tax. On December 7, 2023, the Board authorized an amendment to the program to increase the authorized amount of repurchases to an aggregate amount not to exceed $250.0 million, including the amount that remained available as of December 7, 2023 to repurchase common stock under, but not any prior repurchases effected pursuant to, the previous authorization, and any applicable excise tax. The amended authorization expires December 31, 2025.

During the six months ended June 30, 2024, we repurchased 19,244,897 shares of our common stock for approximately $97.8 million, of which $0.6 million was not yet settled at period end. As of June 30, 2024, a total of approximately $142.8 million remained available for future repurchases of our common stock under the program.

PAYONEER GLOBAL INC.

Cash Flows

The following table presents a summary of cash flows from operating, investing, and financing activities for the following comparative periods.

	Six months ended June 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$80,914	$59,919
Net cash used in investing activities	(665,298)	(63,453)
Net cash used in financing activities	(443,475)	(315,444)
Effect of exchange rate changes on cash and cash equivalents	(2,311)	705
Change in cash, cash equivalents, restricted cash and customer funds	$(1,030,170)	$(318,273)

Operating Activities

Net cash provided by operating activities was $80.9 million for the six months ended June 30, 2024, an increase of $21.0 million compared to $59.9 million for the six months ended June 30, 2023.

For the six months ended June 30, 2024, we had $61.4 million of net income, which includes non-cash expenses of $28.7 million related to stock-based compensation and $20.1 million related to depreciation and amortization. Net income was also adjusted for changes in current assets and liabilities, including net outflows of $17.7 million related to Other payables and $12.7 million related to Other current assets.

For the six months ended June 30, 2023, we had $53.5 million of net income, which includes non-cash expenses of $33.1 million related to stock-based compensation and $11.9 million related to depreciation and amortization, as well as non-cash gains of $13.3 million related to change in fair value of warrants and non-cash deferred tax benefit of $9.8 million, primarily related to the release of our valuation allowance in the United States. Net income was also adjusted for changes in current assets and liabilities, including outflows of $13.2 million related to Trade payables, $5.3 million related to Other payables, and $3.1 million related to Capital advances. These outflows were offset by inflows of $5.1 million related to operating lease right-of-use assets and $1.0 million related to miscellaneous items.

Investing Activities

Net cash used in investing activities was $665.3 million for the six months ended June 30, 2024, an increase of $601.8 million compared to net cash used in investing activities of $63.5 million for the six months ended June 30, 2023.

This change was predominantly related to the net purchase of $634.2 million in investments of customer balances held on our platform in U.S. Treasury Securities.

Financing Activities

Net cash used in financing activities was $443.5 million for the six months ended June 30, 2024, an increase of $128.0 million compared to net cash used in financing activities of $315.4 million for the six months ended June 30, 2023. Current period cash used in financing activities reflects the $353.4 million decline in customer balances since the beginning of the period which was $43.5 million higher than the $309.9 million decline in the prior year period. Additionally, share repurchases were $81.5 million higher than in the prior year period.

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

PAYONEER GLOBAL INC.

Volume

Volume refers to the total dollar value of transactions successfully completed or enabled by our platform, not including orchestration transactions. For a customer that both receives and later sends payments, we count the volume only once. Volume serves as a key metric for overall business activity, as growing volume is one of the primary drivers for our revenue growth.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in millions)
Volume	$18,713	$15,338	$37,169	$30,641

Note: as disclosed in the Company’s Form 10-K filed with the SEC on February 28, 2024, we have updated our methodology to adjust for previously disclosed limited exceptions where both received and sent payments were counted in volumes, such that we count volume only once for a customer that both receives and later sends payments.

Volume grew 22% and 21% for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively, driven by a combination of continued growth in volumes from our largest digital commerce marketplaces, strong growth in B2B volumes, strong travel demand, and continued customer acquisition.

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

PAYONEER GLOBAL INC.

Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Net income	$32,425	$45,549	$61,399	$53,487
Depreciation and amortization	10,712	5,909	20,120	11,948
Taxes on income	15,866	5,747	29,776	14,919
Other financial income, net	(976)	(4,318)	(3,723)	(6,668)
EBITDA	58,027	52,887	107,572	73,686
Stock based compensation expenses(1)	13,666	16,173	28,742	33,100
M&A related expense(2)	2,091	498	4,466	1,272
Gain from change in fair value of Warrants(3)	(1,006)	(13,586)	(2,767)	(13,334)
Adjusted EBITDA	$72,778	$55,972	$138,013	$94,724

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

Interest Rate Sensitivity

Our cash and cash equivalents as well as customer funds as of June 30, 2024, were held in cash deposits, term deposits and money market funds, as well as U.S. Treasury Securities classified as available-for-sale debt securities. The fair value of our cash and cash equivalents as well as assets underlying customer funds would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. However, a hypothetical 1% increase or decrease in interest rates could have a material effect on our revenues and earnings.

Any future borrowings incurred under our Warehouse Facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above), not to exceed 10.5% per annum for all outstanding balances.

Foreign Currency Risk

While most of our revenue is earned in U.S. dollars, our foreign currency exposure includes currencies of the countries in which our operations are located, including operating expenses denominated in New Israeli Shekels. To reduce that risk, in January 2024, we began investing in foreign currency forward contracts and net purchased options, which are accounted for as cash flow hedges as described in Note 2d and Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. A hypothetical 10% strengthening or weakening of the U.S. dollar against the New Israeli Shekel would have had a material impact on unrealized gains (losses) recognized in AOCI at June 30, 2024.

PAYONEER GLOBAL INC.

Our foreign currency exposure also includes currencies in which our customer funds are held and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, Euro, Japanese Yen, British Pound, Chinese Yuan, Canadian Dollar, New Zealand Dollar, Thai Baht, New Israeli Shekel, Philippine Peso, Pakistani Rupee, Korean Won, Indian Rupee, Saudi Riyal, and Hong Kong Dollar. A hypothetical 10% increase or decrease in current exchange rates could have a material impact on our financial results.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales during the quarterly period ended June 30, 2024.

Share Repurchase Activities

The following table provides information with respect to repurchases made by the Company during the three months ended June 30, 2024. All repurchases listed below were made in the open market.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Progreams[2]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[2]
April 1, 2024 - April 30, 2024	3,754,527	$4.89	3,754,527	$ 170,850,052
May 1, 2024 - May 31, 2024	2,430,630	$5.65	2,430,630	$ 157,124,234
June 1, 2024 - June 30, 2024	2,525,806	$5.67	2,525,806	$ 142,802,325
Total	8,710,963		8,710,963
(1)	No shares were repurchased other than through a publicly announced plan or program.
(2)	On May 7, 2023, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80 million of our common stock, including any applicable excise tax. On December 7, 2023, our Board of Directors authorized an amendment to the above program to increase the authorized amount of repurchases to an aggregate amount not to exceed $250 million. The $250 million authorization amended the previous repurchase authorization, and includes the amount that remains available as of December 7, 2023 to repurchase common stock under, but not any prior repurchases effected pursuant to, the previous authorization, and any applicable excise tax. The amended authorization expires December 31, 2025. These share repurchases may take place from time to time, in the open market, through privately negotiated transactions or other means, including in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and total amount of repurchases is subject to the Company’s discretion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PAYONEER GLOBAL INC.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, certain of our officers and directors took the following actions with respect to trading arrangements for the sale of shares of our common stock:

			Plans
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Number of Shares to be Sold	Expiration
Arnon Kraft, Chief Operating Officer(1)	Adoption	May 15, 2024	X		139,237	November 15, 2024
Scott Galit, Director	Adoption	May 29, 2024	X		300,000	October 1, 2024
Bea Ordonez, Chief Financial Officer	Adoption	June 4, 2024	X		85,000	September 30, 2025
*	Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
**	Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

(1) Arnon Kraft departed as Chief Operating Officer of the Company on June 30, 2024.

Reclassification of the Board and re-appointment of a Director to the Board.

Pursuant to the terms of the Amended and Restated Certificate of Incorporation of the Company, the Company’s board of directors (the “Board”) is to be divided into three classes, with each class consisting, as nearly as may be practicable, of one-third of the total number of directors. In order to effect a rebalancing of the existing classes of the Company’s Board, on August 2, 2024, Rich Williams, who currently serves as a Class II director, submitted his resignation as a director of the Company, subject to and effective upon the Board’s agreement to reappoint Mr. Williams as a Class I director. On August 5, 2024, the Board reappointed him as a Class I director, with immediate effect. As a Class I director, Mr. William’s term will continue until the Company’s 2025 annual meeting of stockholders. Mr. Williams will continue to serve on the Company’s Audit Committee and as chair of the Risk Committee. Mr. Williams’ resignation was submitted solely to enable the Board to rebalance its three classes and not due to any disagreement between himself and the Company, its management, the Board, or any committee of the Board.

Amendments to Bylaws.

On August 5, 2024, the Board amended the bylaws of the Company (the bylaws, as so amended and restated, the “Amended and Restated Bylaws”), effective immediately. The Amended and Restated Bylaws, among other things:

●	update the provisions relating to adjournment procedures to conform with amendments to the Delaware General Corporation Law;
●	clarify certain procedural requirements with respect to director nominations by stockholders related to the delivery of notices;
●	enhance the disclosure requirements to include additional information regarding the stockholder making the director nomination(s), the director nominee(s), and their associates and affiliates and that the information is updated and supplemented to be accurate and timely;
●	require that any stockholder making director nominations pursuant to Rule 14a-19 include a representation that such stockholder will deliver a proxy statement and form of proxy to holders of at least 67% of the voting power of the Company’s stock entitled to vote generally in the election of directors and provide reasonable evidence of compliance with Rule 14a-19 upon request;
●	require any stockholder soliciting proxies from other stockholders to use a proxy card color other than white, with white proxy cards being reserved for exclusive use by the Board; and
●	make various conforming, technical and non-substantive changes.

The foregoing summary of the amendments does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 3.1 and is incorporated herein by reference.

PAYONEER GLOBAL INC.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Bylaws of the Company.*
10.1	Separation Agreement with Arnon Kraft. *
10.2	Amendment to Transition Agreement with Scott Galit.*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.
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

Date: August 7th, 2024