Form 10-Q
period 2024-09-30
Payoneer Global Inc.
filed 2024-11-05
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☒

As of October 30, 2024, the registrant had 356,613,483 shares of common stock outstanding.

Payoneer Global Inc.

Form 10-Q

For the Period Ended September 30, 2024

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

The forward-looking statements are based on the current expectations of Payoneer’s management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: (1) changes in applicable laws or regulations; (2) the possibility that Payoneer may be adversely affected by geopolitical events and conflicts, such as Israel’s ongoing conflicts in the region, and other economic, business and/or competitive factors; (3) changes in the assumptions underlying our financial estimates; (4) the outcome of any known and/or unknown legal or regulatory proceedings; and (5) other factors, described under the heading “Risk Factors” discussed and identified in public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by Payoneer.

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

PART I. FINANCIAL INFORMATION

PAYONEER GLOBAL INC.

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2024

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	September 30,	December 31,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$534,170	$617,022
Restricted cash	4,994	7,030
Customer funds	5,560,767	6,390,526
Accounts receivable (net of allowance of $407 at September 30, 2024 and $385 at December 31, 2023)	13,529	7,980
Capital advance receivables (net of allowance of $6,094 at September 30, 2024 and $5,059 at December 31, 2023)	56,948	45,493
Other current assets	78,880	40,672
Total current assets	6,249,288	7,108,723
Non-current assets:
Property, equipment and software, net	14,469	15,499
Goodwill	76,094	19,889
Intangible assets, net	99,915	76,266
Customer funds	525,000	—
Restricted cash	16,848	5,780
Deferred taxes	29,556	15,291
Severance pay fund	828	840
Operating lease right-of-use assets	21,585	24,854
Other assets	17,591	15,977
Total assets	$7,051,174	$7,283,119
Liabilities and shareholders’ equity:
Current liabilities:
Trade payables	$45,118	$33,941
Outstanding operating balances	6,085,767	6,390,526
Short-term debt from related party (refer to Notes 12 and 21 for further information)	13,219	—
Other payables	118,482	117,508
Total current liabilities	6,262,586	6,541,975
Non-current liabilities:
Long-term debt from related party (refer to Notes 12 and 21 for further information)	—	18,411
Warrant liability	—	8,555
Deferred taxes	1,471	—
Other long-term liabilities	59,243	49,905
Total liabilities	6,323,300	6,618,846
Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at September 30, 2024 and December 31, 2023.	—	—
Common stock, $0.01 par value, 3,800,000,000 and 3,800,000,000 shares authorized; 390,633,432 and 368,655,185 shares issued and 356,575,542 and 357,590,493 shares outstanding at September 30, 2024 and December 31, 2023, respectively.	3,906	3,687
Treasury stock at cost, 34,057,890 and 11,064,692 shares as of September 30, 2024 and December 31, 2023, respectively.	(176,043)	(56,936)
Additional paid-in capital	801,687	732,894
Accumulated other comprehensive income (loss)	10,547	(176)
Retained earnings (accumulated deficit)	87,777	(15,196)
Total shareholders’ equity	727,874	664,273
Total liabilities and shareholders’ equity	$7,051,174	$7,283,119

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$248,274	$208,035	$715,977	$606,783

Transaction costs (Exclusive of depreciation and amortization shown separately below and inclusive of $401 and $437 in interest expense and fees associated with related party transactions during the three months ended September 30, 2024 and 2023, and $1,213 and $1,294 during the nine months ended September 30, 2024 and 2023 respectively; refer to Notes 12 and 21 for further information)	38,058	30,393	108,985	85,971
Other operating expenses	44,892	40,301	126,417	120,923
Research and development expenses	34,616	26,950	94,247	84,225
Sales and marketing expenses	52,311	48,664	152,815	144,892
General and administrative expenses	29,725	25,112	80,036	73,805
Depreciation and amortization	13,510	7,116	33,630	19,064
Total operating expenses	213,112	178,536	596,130	528,880

Operating income	35,162	29,499	119,847	77,903

Financial income (expense):
Gain (loss) from change in fair value of Warrants	-	(7,799)	2,767	5,535
Loss on Warrant repurchase/redemption	(14,746)	-	(14,746)	-
Other financial income, net	1,674	1,137	5,397	7,805
Financial income (expense), net	(13,072)	(6,662)	(6,582)	13,340

Income before taxes on income	22,090	22,837	113,265	91,243

Tax benefit (expense) on income	19,484	(10,012)	(10,292)	(24,931)

Net income	$41,574	$12,825	$102,973	$66,312

Other comprehensive income
Unrealized gain on available-for-sale debt securities, net	12,256	-	13,127	-
Tax expense on unrealized gains on available-for-sale debt securities, net	(2,816)	-	(2,816)	-
Unrealized gain on cash flow hedges, net	1,168	-	503	-
Tax expense on unrealized gains on cash flow hedges, net	(211)	-	(91)	-
Other comprehensive income, net of tax	10,397	-	10,723	-

Comprehensive income	$51,971	$12,825	$113,696	$66,312

Per Share Data
Net income per share attributable to common stockholders — Basic earnings per share	$0.12	$0.04	$0.29	$0.18
— Diluted earnings per share	$0.11	$0.03	$0.27	$0.17

Weighted average common shares outstanding — Basic	357,297,824	357,429,113	357,631,049	361,206,439
Weighted average common shares outstanding — Diluted	374,303,470	381,845,099	379,125,363	389,658,789

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated	Retained
					Additional	other	earnings
	Common Stock		Treasury Stock		paid-in	comprehensive	(accumulated
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit)	Total
Balance at June 30, 2024	382,998,980	$3,830	(30,309,589)	$(154,692)	$773,888	$150	$46,203	$669,379
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	7,634,452	76	—	—	9,289	—	—	9,365
Stock-based compensation	—	—	—	—	18,510	—	—	18,510
Common stock repurchased	—	—	(3,748,301)	(21,351)	—	—	—	(21,351)
Unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	12,256	—	12,256
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	—	—	(2,816)	—	(2,816)
Unrealized gain on cash flow hedges, net	—	—	—	—	—	1,168	—	1,168
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	—	—	(211)	—	(211)
Net income	—	—	—	—	—	—	41,574	41,574
Balance at September 30, 2024	390,633,432	$3,906	(34,057,890)	$(176,043)	$801,687	$10,547	$87,777	$727,874

Balance at June 30, 2023	363,252,231	$3,632	(4,201,025)	$(19,725)	$697,258	$(176)	$(55,042)	$625,947
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	2,701,331	27	—	—	(1,959)	—	—	(1,932)
Stock-based compensation	—	—	—	—	16,160	—	—	16,160
Common stock repurchased	—	—	(2,738,092)	(15,034)	—	—	—	(15,034)
Net income	—	—	—	—	—	—	12,825	12,825
Balance at September 30, 2023	365,953,562	$3,659	(6,939,117)	$(34,759)	$711,459	$(176)	$(42,217)	$637,966

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated	Retained
					Additional	other	earnings
	Common Stock		Treasury Stock		paid-in	comprehensive	(accumulated
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit)	Total
Balance at December 31, 2023	368,655,185	$3,687	(11,064,692)	$(56,936)	$732,894	$(176)	$(15,196)	$664,273
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	21,280,984	212	—	—	16,556	—	—	16,768
Stock-based compensation	—		—	—	48,988	—	—	48,988
ESPP shares issued	697,263	7	—	—	3,249	—	—	3,256
Common stock repurchased	—	—	(22,993,198)	(119,107)	—	—	—	(119,107)
Unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	13,127	—	13,127
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	—	—	(2,816)	—	(2,816)
Unrealized gain on cash flow hedges, net	—	—	—	—	—	503	—	503
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	—	—	(91)	—	(91)
Net income	—	—	—	—	—	—	102,973	102,973
Balance at September 30, 2024	390,633,432	$3,906	(34,057,890)	$(176,043)	$801,687	$10,547	$87,777	$727,874

Balance at December 31, 2022	352,842,025	$3,528	—	$—	$650,433	$(176)	$(108,529)	$545,256
Exercise of options, vested RSUs, and shares granted, net of taxes paid related to settlement of equity awards	12,079,103	121	—	—	6,399	—	—	6,520
Stock-based compensation	—	—	—	—	50,611	—	—	50,611
ESPP shares issued	1,032,434	10	—	—	4,016	—	—	4,026
Common stock repurchased	—	—	(6,939,117)	(34,759)	—	—	—	(34,759)
Net income	—	—	—	—	—	—	66,312	66,312
Balance at September 30, 2023	365,953,562	$3,659	(6,939,117)	$(34,759)	$711,459	$(176)	$(42,217)	$637,966

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Nine months ended
	September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$102,973	$66,312
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,630	19,064
Deferred taxes	(17,073)	(12,024)
Stock-based compensation expenses	46,173	48,429
Gain from change in fair value of Warrants	(2,767)	(5,535)
Loss on Warrant repurchase/redemption	14,746	—
Foreign currency re-measurement (gain) loss	(109)	761
Changes in operating assets and liabilities:
Other current assets	(36,277)	(5,891)
Trade payables	8,904	(6,948)
Deferred revenue	808	1,206
Accounts receivable, net	(1,255)	6,908
Capital advance extended to customers	(260,435)	(207,075)
Capital advance collected from customers	248,980	195,074
Other payables	(6,619)	(880)
Other long-term liabilities	(3,667)	(1,429)
Operating lease right-of-use assets	9,802	7,262
Interest and amortization of discount on investments	(6,401)	—
Other assets	(374)	(3,906)
Net cash provided by operating activities	131,039	101,328

Cash Flows from Investing Activities
Purchase of property, equipment and software	(4,449)	(4,336)
Capitalization of internal use software	(39,666)	(25,322)
Related Party asset acquisition	—	(3,600)
Severance pay fund distributions, net	12	151
Customer funds in transit, net	(80,098)	(20,600)
Purchases of investments in available-for-sale debt securities	(1,255,686)	—
Maturities and sales of investments in available-for-sale debt securities	214,000	—
Purchases of investments in term deposits	(600,000)	—
Cash paid in connection with acquisition, net of cash and customer funds acquired (refer to Note 3 for further information)	(48,219)
Net cash inflow from acquisition of remaining interest in joint venture	—	5,953
Net cash used in investing activities	(1,814,106)	(47,754)

Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with stock-based compensation plan, net of taxes paid related to settlement of equity awards and proceeds from employee equity transactions to be remitted to employees	23,015	10,159
Outstanding operating balances, net	(314,764)	(468,146)
Borrowings under related party facility (Refer to Notes 12 and 21 for further information)	15,120	19,309
Repayments under related party facility (Refer to Notes 12 and 21 for further information)	(20,312)	(19,646)
Warrant repurchase/redemption (Refer to Note 14 for further information)	(19,534)
Common stock repurchased	(120,457)	(34,408)
Net cash used in financing activities	(436,932)	(492,732)

Effect of exchange rate changes on cash and cash equivalents	109	(662)

Net change in cash, cash equivalents, restricted cash and customer funds	(2,119,890)	(439,820)
Cash, cash equivalents, restricted cash and customer funds at beginning of period	7,018,367	6,386,720
Cash, cash equivalents, restricted cash and customer funds at end of period	$4,898,477	$5,946,900
Supplemental information of investing and financing activities not involving cash flows:
Property, equipment, and software acquired but not paid	$1,569	$1,078
Internal use software capitalized but not paid	$6,271	$12,119
Common stock repurchased but not paid	$150	$350
Right of use assets obtained in exchange for new operating lease liabilities	$6,533	$4,398

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

U.S. DOLLARS IN THOUSANDS

The below table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2024	2023
Cash and cash equivalents	$534,170	$590,565
Current restricted cash	4,994	2,872
Non-current restricted cash	16,848	6,518
Current customer funds	5,560,767	5,370,466
Non-current customer funds	525,000	—
Customer funds shown in the condensed consolidated balance sheets	6,085,767	5,370,466
Less: Customer funds in transit	(82,088)	(23,521)
Less: Customer funds invested in available-for-sale debt securities	(1,061,214)	—
Less: Customer funds invested in term deposits	(600,000)	—
Net customer funds shown in the condensed consolidated statements of cash flows	4,342,465	5,346,945
Total cash, cash equivalents, restricted cash and customer funds shown in the condensed consolidated statements of cash flows	$4,898,477	$5,946,900

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

The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year. The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2023, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto of Payoneer Global Inc. and its subsidiaries.

b.    Use of estimates in the preparation of financial statements:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, allowance for capital advance receivables, income taxes, goodwill, revenue recognition, stock-based compensation, contingent consideration associated with M&A, and loss contingencies.

c.    Customer funds and investments:

Beginning in February 2024, the Company invested certain customer funds in available-for-sale debt securities. These securities are reported at fair value, net of any unamortized discount or premium, accrued interest, and unrealized gains and losses, within ‘Customer funds’ on the Company’s condensed consolidated balance sheets. Unrealized gains and losses are included as a component of other comprehensive income (loss) (“OCI”), net of related estimated tax provisions or benefits. Interest income, amortization of any discount or premium, and realized gains and losses on these securities are recognized within revenue from other sources. In the period of sale, any unrealized gain or loss previously recognized in accumulated other comprehensive income (“AOCI”) is reversed into net income. Purchases, maturities, and sales of debt securities are classified as investing activities and as such, are excluded from the basis of cash, cash equivalents, restricted deposits, and customer funds on the condensed consolidated statements of cash flows.

The Company accounts for purchases and sales of securities on the trade date and recognizes any related cut-off asset or liability within Other current assets or Other payables, respectively.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

Beginning in June 2024, the Company invested certain customer funds in term deposit instruments. These investments are accounted for as restricted cash, given that the Company’s ability to withdraw the balances is restricted during the term of the deposit agreement. Interest income is recognized within revenue from other sources on the condensed consolidated statements of comprehensive income, and the balances are included within customer funds, classified as current assets or non-current assets based on maturity on the condensed consolidated balance sheets. Similar to investments in debt securities described above, purchases and maturities of term deposits are classified as investing activities and as such, are excluded from the basis of cash, cash equivalents, restricted deposits, and customer funds on the condensed consolidated statements of cash flows.

During the quarter ended September 30, 2024, the Company identified an error in its condensed consolidated balance sheet as of June 30, 2024, and in its statements of cash flows for the six months ended June 30, 2024, respectively. Specifically, the Company incorrectly classified $225,000 of customer funds invested in term deposits with maturities greater than one year as current customer funds on the condensed consolidated balance sheet, and included all $300,000 in investments in term deposits in the basis of cash, cash equivalents, restricted deposits, and customer funds on the statement of cash flows, rather than as investing cash flows.

In connection with the Company’s evaluation of these errors during the quarter ended September 30, 2024, management, in accordance SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, determined that these adjustments were not material to the previously issued financial statements. In the condensed consolidated balance sheet as of September 30, 2024 and statements of cash flows for the nine months ended September 30, 2024, the Company has correctly presented $225,000 and $300,000 in customer funds invested in term deposits in accordance with the balance sheet and statement of cash flows treatment described in the preceding paragraphs. The Company will revise the statement of cash flows for the six months ended June 30, 2024 in the Form 10-Q filed for the quarter ended June 30, 2025. This error had no impact on the previously issued condensed consolidated statements of comprehensive income or condensed consolidated statements of changes in shareholders’ equity and did not impact any financial liquidity covenants.

Upon the acquisition of Skuad Pte. Ltd. (“Skuad” - see Note 3 for additional information), customer funds also include Skuad customer deposits which are collected upon consummation of customer relationships and held to secure future customer payroll obligations. These deposits are released to customers upon termination.

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

To the extent that derivatives qualify as cash flow hedges, changes in the fair value are recorded, net of applicable taxes, in OCI and subsequently reclassified into the same statement of comprehensive income line item as the hedged exposure when the underlying hedged item is recognized in earnings. The cash flows associated with derivatives designated as cash flow hedges are reported in cash flows from operating activities in the condensed consolidated statements of cash flows.

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

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

e.    Intangible assets:

As further discussed in Note 3 below, certain customer relationships and developed technology intangibles were acquired in the Skuad acquisition. These assets are amortized over the period of estimated useful life using the straight-line method and have estimated useful lives of 11.4 and 5 years, respectively. No significant residual value is estimated for intangible assets.

f.    Recently issued accounting pronouncements:

FASB Standards issued, but not adopted as of September 30, 2024

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

NOTE 3 – BUSINESS COMBINATION

On August 5, 2024, Payoneer acquired 100% of the outstanding equity of Skuad Pte. Ltd. (“Skuad”) and its subsidiaries, a global workforce and payroll management company. The acquisition accelerates Payoneer’s strategy to deliver a comprehensive and integrated financial stack for SMBs that operate globally. The transaction was accounted for in accordance with ASC 805, “Business Combinations”, using the acquisition method of accounting with Payoneer as the acquirer.

The following table summarizes the fair value of the consideration transferred:

Cash	$61,099
Contingent consideration	5,283
Extinguishment of pre-existing receivable	1,000
Settlement of unvested acquiree stock-based compensation awards	315
Total	$67,697

Cash transferred was funded with cash on hand.

The contingent consideration was in the form of a $9,709 earn-out subject to meeting certain performance criteria such as revenue and volume for eighteen months post-close, and achievement of certain business goals within twelve months post-close. The fair value of the contingent consideration recognized on the acquisition date of $5,283 was estimated using estimates of probability of each outcome and the Option Pricing Model (“OPM”), except for with respect to the integration plan target, which is not exposed to systemic risk. Refer to Note 7 below for details on changes in the fair value of the contingent consideration since acquisition.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 3 – BUSINESS COMBINATION (continued):

The consideration transferred included settlement of a receivable on Payoneer's books, related to commercial payments activities that occurred prior to the closing of the business combination with Skuad, which is now an intercompany relationship eliminated in consolidation. No gain or loss was recognized on settlement.

The settlement of unvested acquiree stock-based compensation awards relates to unvested Skuad stock options which were cancelled upon acquisition and either replaced with Payoneer Restricted Stock Units (“RSUs”) or not replaced and settled in cash. Replacement awards included 90,000 RSUs which were measured at fair value based on the grant date share price. Additionally, the Company committed to grant 1,870,577 RSUs valued at $10,364, which are subject to ratable quarterly vesting contingent on future services and continued employment of the Skuad founder and shall be expensed over a remaining service period of up to three years.

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents and restricted deposits	$3,875
Customer funds	9,005
Accounts receivable	4,294
Tax indemnification asset	1,240
Customer relationships intangible asset	6,683
Developed technology intangible asset	2,354
Other assets	1,499
Trade payables	(1,514)
Outstanding operating balances	(9,005)
Deferred tax liabilities, net	(1,373)
Uncertain tax positions	(1,240)
Other payables	(4,326)
Total identifiable net assets	$11,492
Goodwill	$56,205
Total	$67,697

The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributable to the significant synergies expected to arise from the acquisition, including enhancement of Payoneer’s comprehensive and integrated financial stack. We do not expect goodwill to be deductible for income tax purposes.

Payoneer recognized an indemnification asset in the amount of $1,240 related to uncertain tax positions of the acquiree. Payoneer is fully indemnified by the sellers for the full amount of the position.

Due to Skuad’s insignificant size relative to the Company, Payoneer is not providing supplemental pro forma financial information for the current and prior reporting periods. During the three and nine months ended September 30, 2024, Payoneer incurred acquisition-related costs of $2,940 and $4,693, respectively, which were included in general and administrative expenses on the condensed consolidated statements of comprehensive income.

The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities, and tax estimates may occur as additional information becomes available throughout the measurement period, which will not exceed 12 months from the date of the acquisition.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 4 – CAPITAL ADVANCE (“CA”) RECEIVABLES

The Company enters into transactions with pre-qualified sellers in which the Company purchases a designated amount of future receivables for an upfront cash purchase price.

During the nine months ended September 30, 2024 and 2023, the Company has purchased and collected the following principal amounts associated with CA receivables, including foreign exchange adjustments:

	Nine Months Ended
	September 30,
	2024	2023
Beginning CA receivables, gross	$50,552	$42,466
CA extended to customers	260,353	206,187
Change in revenue receivables	82	487
CA collected from customers	(245,143)	(191,157)
Charge-offs, net of recoveries	(2,802)	(3,917)
Ending CA receivables, gross	$63,042	$54,066
Allowance for CA losses	(6,094)	(4,910)
CA receivables, net	$56,948	$49,156

The outstanding gross balance at September 30, 2024 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
$63,042	59,507	2,010	761	279	485

The outstanding gross balance at December 31, 2023 consists of the following current and overdue amounts:

		1‑30 days	30‑60	60‑90	Above 90
Total	Current	overdue	overdue	overdue	overdue
$50,552	47,332	1,977	692	276	275

The following are current and overdue balances from above that are segregated into the timing of expected collections at September 30, 2024:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$63,042	3,535	13,530	13,132	24,280	8,565

The following are current and overdue balances from above that are segregated into the timing of expected collections at December 31, 2023:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$50,552	3,220	10,841	13,696	17,462	5,333

As of September 30, 2024 and December 31, 2023, the Company applied a range of loss rates to the CA portfolio of 1.58% to 1.85% for the allowance for CA losses.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 4 – CAPITAL ADVANCE (“CA”) RECEIVABLES (continued):

Below is a rollforward for the allowance for CA losses (“ALCAL”):

	Nine Months Ended
	September 30,
	2024	2023
Beginning balance	$5,059	$5,311
Provisions	4,496	3,649
Recoveries	(659)	(133)
Charge-offs	(2,802)	(3,917)
Ending balance	$6,094	$4,910

NOTE 5 – CUSTOMER FUNDS AND INVESTMENTS

The Company has invested certain customer funds in available-for-sale debt securities and term deposits. The following table summarizes the assets underlying customer funds as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$4,424,553	$6,390,526
Available-for-sale debt securities	1,061,214	—
Term deposits	75,000	—
Total current customer funds	$5,560,767	$6,390,526
Term deposits	525,000	—
Total non-current customer funds	$525,000	$—
Total customer funds	$6,085,767	$6,390,526

As of September 30, 2024, the estimated fair value of the available-for-sale debt securities included $10,311 in unrealized gains, net of tax.

During the period ended September 30, 2024, the Company did not sell any available-for-sale debt securities or incur any realized gains or losses.

As of September 30, 2024, $286,400 of the Company’s available-for-sale debt securities were due to mature within one year or less, and $774,814 were due to mature between one and five years.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 6 – DERIVATIVES AND HEDGING

The table below summarizes the gross notional amount and fair value of outstanding derivative instruments at September 30, 2024. No derivative instruments were outstanding at December 31, 2023.

		September 30, 2024
	Balance Sheet Location	Notional Amount	Fair Value
Derivative assets designated as hedge accounting instruments:
Foreign currency forwards	Other Current Assets	$52,265	$507
Foreign currency net purchased options	Other Current Assets	4,053	1
Total derivative assets		$56,318	$508
Derivative liabilities designated as hedge accounting instruments:
Foreign currency net purchased options	Other payables	$8,098	$5
Total derivative liabilities		$8,098	$5

During the three and nine months ended September 30, 2024, the Company recognized $793 and $20 in unrealized gains, net of tax, on derivative instruments designated as cash flow hedges in OCI, respectively.

As of September 30, 2024, the Company estimated that $503 of unrealized gains related to cash flow hedges currently included in AOCI are expected to be reclassified into earnings within the next 12 months. As of September 30, 2024, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 9 months. During the three and nine months ended September 30, 2024, the Company did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction.

NOTE 7 – FAIR VALUE

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
U.S. Treasury Securities (included within Customer funds)	$1,061,214	$—	$—	$1,061,214
Derivative assets (included within Other current assets)
Foreign currency forwards	$—	$507	$—	$507
Foreign currency net purchased options	—	1	—	1
Total derivative assets	$—	$508	$—	$508
Total financial assets	$1,061,214	$508	$—	$1,061,722
Derivative liabilities (included within Other payables)
Foreign currency net purchased options	$—	$5	$—	$5
Total derivative liabilities	$—	$5	$—	$5
Skuad acquisition earnout liability	$—	$—	$5,452	$5,452
Total financial liabilities	$—	$5	$5,452	$5,457

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Warrant liability	$8,555	$—	$—	$8,555

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 7 – FAIR VALUE (continued):

The Company’s derivative instruments are valued using pricing models that take into account the contract terms and relevant currency rates.

As of September 30, 2024 and December 31, 2023, the fair values of the Company's cash, cash equivalents, customer funds (other than the portion consisting of available-for-sale debt securities), restricted cash, accounts receivable, capital advance receivables, accounts payable, outstanding operating balances, and short and long-term debt approximated the carrying values of these instruments presented in the Company's consolidated balance sheets because of their nature. The fair value of short and long-term debt, when carrying value does not approximate fair value, is determined using Level 3 unobservable inputs and assumptions by the Company.

In the three months ended September 30, 2024, the Company recognized a liability for contingent consideration related to the Skuad acquisition, and recognized $169 in loss related to the change in the fair value of the liability since the acquisition date, included within General and administrative expenses on the condensed consolidated statements of comprehensive income. Refer to Note 3 above for additional details around valuation.

NOTE 8 - OTHER CURRENT ASSETS

Composition of Other current assets, grouped by major classifications, is as follows:

	September 30,	December 31,
	2024	2023
Prepaid expenses	$22,032	$16,656
Income receivable	22,116	12,844
Prepaid income taxes	27,695	8,136
Derivative assets	508	—
Other	6,529	3,036
Total Other current assets	$78,880	$40,672

NOTE 9 – PROPERTY, EQUIPMENT AND SOFTWARE

Composition of property, equipment and software, grouped by major classifications, is as follows:

	September 30,	December 31,
	2024	2023
Computers, software and peripheral equipment	$40,661	$39,453
Leasehold improvements	8,665	9,678
Furniture and office equipment	6,201	5,674
Property, equipment and software	55,527	54,805
Accumulated depreciation	(41,058)	(39,306)
Property, equipment and software, net	$14,469	$15,499

Depreciation expense for the three months ended September 30, 2024 and 2023 was $2,108 and $1,984, respectively, and $6,314 and $5,960 for the nine months ended September 30, 2024 and 2023, respectively.

During the three and nine months ended September 30, 2024, the Company retired computers, software, and peripheral equipment with a cost of $2,844 and $4,562, respectively, that were fully depreciated. During the three months ended September 30, 2023, the Company retired computers, software, and peripheral equipment with a cost of $2,640 that were fully depreciated.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

As discussed in Note 3 above, during the three months ended September 30, 2024, the Company recognized $56,205 in goodwill related to the Skuad acquisition.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS (continued):

Intangibles

Composition of intangible assets, grouped by major classifications, is as follows:

	September 30, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Internal use software	$162,244	$(77,150)	$85,094	$122,001	$(54,804)	$67,197
Acquired developed technology	20,269	(11,966)	8,303	17,915	(8,846)	9,069
Customer relationships	6,683	(165)	6,518	—	—	—
Intangible assets, net	$189,196	$(89,281)	$99,915	$139,916	$(63,650)	$76,266

Amortization expense for the three months ended September 30, 2024 and 2023 was $10,019 and $5,133, respectively, and $25,927 and $12,780 for the nine months ended September 30, 2024 and 2023, respectively.

During the three months ended September 30, 2024, the Company recognized $1,383 in impairment related to abandoned internal use software assets which were fully impaired. In the nine months ended September 30, 2024, the Company recognized $1,389 in impairment, which relates to the impairment described above and an insignificant amount of additional impairment related to other intangible assets. During the nine months ended September 30, 2023, the Company recognized $293 in impairment of intangibles acquired through the acquisition of the remaining interest in a previous joint venture and an insignificant amount of additional impairment related to other intangible assets. The impairment is presented under Depreciation and amortization expenses in the condensed consolidated statements of comprehensive income.

Expected future intangible asset amortization as of September 30, 2024, excluding capitalized internal use software of $20,103 not yet placed in service as of that date, was as follows:

Fiscal years
2024 (Excluding the nine months ended September 30, 2024)	$9,922
2025	35,877
2026	23,767
2027	5,009
2028 and thereafter	5,237
Total	$79,812

NOTE 11 - OTHER PAYABLES

Composition of Other payables, grouped by major classifications, is as follows:

	September 30,	December 31,
	2024	2023
Employee related compensation	$72,126	$67,837
Commissions payable	17,402	23,695
Accrued expenses	14,141	12,358
Lease liability	6,758	7,171
Income tax payable	2,746	2,410
Derivative liabilities	5	—
Current portion of Skuad acquisition earnout liability	462	—
Other	4,842	4,037
Total Other payables	$118,482	$117,508

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 12 – DEBT

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

In accordance with the Warehouse Facility, the Lenders will make available to the Company an initial committed amount of $25,000, which may be increased at the request of the Company, and with the consent of the Lenders, in $25,000 increments up to $100,000. The associated borrowings will be secured by the assets of the Borrower, which consist primarily of capital advance receivables as well as a pledge of the equity of the Borrower. The recourse under the Warehouse Facility is limited to Borrower's assets, and no other Payoneer entity guarantees repayment by the Borrower.

The Warehouse Facility stipulates a borrowing base calculated at an advance rate of 80% out of the eligible portfolio outstanding receivables balance.

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

On June 8, 2022, the Warehouse Facility was amended to create a condition that the total interest rate, calculated as the sum per above, shall not exceed 10.5% per annum for all outstanding balances.

The revolving period of the facility is 36 months from the closing date and the maturity date is 42 months from the date the Warehouse Facility was entered into. The Warehouse Facility reached its scheduled revolving period termination date on October 28, 2024, and the Company will repay all outstanding Warehouse Facility borrowings in accordance with the Warehouse Facility by the Facility Maturity Date of April 28, 2025.

The Company recorded expenses, included in transaction costs, in the total amount of $401 and $437 for the three months ended September 30, 2024 and 2023, respectively, and $1,213 and $1,294 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the outstanding associated balance was $13,219, included within short-term debt on the consolidated balance sheets, with $128 of accrued expenses included in Other payables. The outstanding balance was reclassified from long-term to short-term debt during the three months ended June 30, 2024 as the facility and all related borrowings became due within one year as of June 30, 2024. As of December 31, 2023, the outstanding associated balance was $18,411, included within long-term debt on the consolidated balance sheets, with $168 of accrued expenses included in Other payables.

The Warehouse Facility includes certain affirmative and negative covenants that must be maintained by the Company and includes certain financial measures such as minimum tangible equity and minimum unrestricted cash at the Company level. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all applicable covenants.

As of September 30, 2024 and December 31, 2023, the fair value of the debt approximates the book value due to the short time span between initiation and balance sheet date with the outstanding balance classified as Level 3 in the fair value leveling hierarchy as the inputs into the valuation are not observable.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 13 – OTHER LONG-TERM LIABILITIES

Composition of other long-term liabilities, grouped by major classifications, is as follows:

	September 30,	December 31,
	2024	2023
Reserves for uncertain income tax positions	$29,729	$24,793
Long-term lease liabilities	16,520	17,836
Other tax provisions	5,802	5,202
Severance pay liabilities	2,202	2,056
Non-current portion of Skuad acquisition earnout liability	4,990	—
Other	—	18
Total other long-term liabilities	$59,243	$49,905

NOTE 14 – WARRANTS AND SHAREHOLDERS’ EQUITY

Share Repurchase Program and Treasury Stock

On May 7, 2023, the Company’s Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80,000 of its common stock, including any applicable excise tax. On December 7, 2023, the Board of Directors authorized an amendment to the program to increase the authorized amount of repurchases to an aggregate amount not to exceed $250,000, including the amount that remained available as of December 7, 2023 to repurchase common stock under, but not any prior repurchases effected pursuant to, the previous authorization, and any applicable excise tax. The amended authorization expires on December 31, 2025.

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

During the three and nine months ended September 30, 2024, the Company repurchased 3,748,301 and 22,993,198 shares of its common stock for $21,351 and $119,107 at a weighted average cost of $5.67 and $5.16 per share, respectively. During the three and nine months ended September 30, 2023, the Company repurchased 2,738,092 and 6,939,117 shares of its common stock for $15,034 and $34,759 at a weighted average cost of $5.47 and $4.99 per share, respectively. As of September 30, 2024, a total of $121,537 remained available for future repurchases of the Company’s common stock under the program.

Warrants

The Company had publicly traded warrants that were assumed upon the closing of the business combination with FTAC Olympus Acquisition Corp. in June 2021, and were exercisable for shares of the Company’s common stock. Warrants were only exercisable for a whole number of shares at an exercise price of $11.50 and would expire on June 25, 2026, or earlier, if redeemed. In September 2024, the Company completed a tender offer (the “Offer”) to repurchase all outstanding Warrants, at $0.78 per Warrant. Concurrently with the Offer, the Company solicited consents (the “Consent Solicitation”) from holders of its outstanding Warrants to amend the agreement governing the Warrants (the “Warrant Agreement”) to permit the Company to redeem all Warrants that remained outstanding after the completion of the Offer for $0.70 per Warrant in cash, without interest.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 14 – WARRANTS AND SHAREHOLDERS’ EQUITY (continued):

The Offer expired on September 9, 2024 (the “Expiration Date”), in accordance with its terms. 24,030,937 Warrants were validly tendered and not validly withdrawn from the Offer representing approximately 95.5% of the then-outstanding Warrants. These Warrants were repurchased for $0.78 per Warrant, or $18,744 in total, with a $13,217 loss recognized upon repurchase, which is the result of the premium paid above the valuation of the Warrants as of the latest revaluation date of June 30, 2024. On September 10, 2024, the Company issued a notice of redemption to redeem all remaining untendered and outstanding Warrants for $0.70 per Warrant as of September 25, 2024. These Warrants were redeemed for $0.70 per Warrant, or $789 in total, with a $530 loss recognized upon repurchase, which is the result of the premium paid above the valuation of the Warrants as of the latest revaluation date of June 30, 2024. The Company also incurred approximately $1,000 in expenses associated with the transaction, which are included in loss on warrant repurchase/redemption in the condensed consolidated statements of comprehensive income.

The Warrants were accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging, and were presented within warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of comprehensive income. The following table presents the changes in the fair value of warrant liabilities (Level 1):

Warrant
Liability
Fair value as of December 31, 2023	$8,555
Change in fair value	(2,767)
Repurchase and redemption	(5,788)
Fair value as of September 30, 2024	$—

Fair value as of December 31, 2022	$25,914
Change in fair value	(5,535)
Fair value as of September 30, 2023	$20,379

Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2024 were as follows. There were no changes in other comprehensive income (loss) in the three or nine months ended September 30, 2023:

	Three Months Ended September 30, 2024
	Foreign currency translation adjustments	Unrealized gains on available-for-sale debt securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(176)	$871	$(545)	$150
Other comprehensive income before reclassifications	—	9,440	793	10,233
Amount of loss reclassified from AOCI	—	—	164	164
Net current period other comprehensive income	—	9,440	957	10,397
Ending balance	$(176)	$10,311	$412	$10,547

	Nine Months Ended September 30, 2024
	Foreign currency translation adjustments	Unrealized gains on available-for-sale debt securities	Unrealized gains on cash flow hedges	Total
Beginning balance	$(176)	$—	$—	$(176)
Other comprehensive income before reclassifications	—	10,311	20	10,331
Amount of loss reclassified from AOCI	—	—	392	392
Net current period other comprehensive income	—	10,311	412	10,723
Ending balance	$(176)	$10,311	$412	$10,547

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

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 16 – REVENUE

The following table presents revenue recognized from contracts with customers as well as revenue from other sources:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue recognized at a point in time	$179,641	$144,665	$510,188	$417,788
Revenue recognized over time	719	537	1,873	16,265
Revenue from contracts with customers	$180,360	$145,202	$512,061	$434,053
Interest income on customer balances	$65,162	$60,416	$196,251	$165,767
Capital advance income	2,752	2,417	7,665	6,963
Revenue from other sources	$67,914	$62,833	$203,916	$172,730
Total revenues	$248,274	$208,035	$715,977	$606,783

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Primary regional markets
Greater China[1]	$85,111	$72,513	$250,908	$207,700
Europe[2]	48,666	42,378	137,730	122,698
Asia-Pacific[2]	37,770	29,145	107,360	81,911
North America[3]	25,162	22,358	70,970	73,935
South Asia, Middle East and North Africa[2]	26,809	22,181	76,648	63,837
Latin America[2]	24,756	19,460	72,361	56,702
Total revenues	$248,274	$208,035	$715,977	$606,783
(1)	Greater China is inclusive of mainland China, Hong Kong, Macao and Taiwan.
(2)	No single country included in any of these regions generated more than 10% of total revenue.
(3)

The United States is the Company’s country of domicile. Of North America revenues, the U.S. represents $24,030 and $21,348 during the three months ended September 30, 2024 and 2023, respectively, and $67,600 and $70,919 during the nine months ended September 30, 2024 and 2023, respectively.

NOTE 17 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Bank and processor fees	$26,823	$22,410	$76,678	$64,303
Network fees	6,241	4,959	16,957	12,956
Capital advance costs, net of recoveries	1,405	1,826	4,927	4,795
Chargebacks and operational losses	2,978	550	8,554	2,300
Card costs	454	575	1,560	1,447
Other	157	73	309	170
Total transaction costs	$38,058	$30,393	$108,985	$85,971

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 18 – STOCK-BASED COMPENSATION

Stock Options and RSUs

The following table summarizes the options to purchase shares of common stock activity under the Company’s equity incentive plans for the nine months ended September 30, 2024:

Options
Outstanding at December 31, 2023	27,788,279
Granted	1,070,000
Exercised	(14,246,546)
Forfeited	(387,442)
Outstanding at September 30, 2024	14,224,291
Exercisable at September 30, 2024	12,604,110

The weighted average exercise price of the options outstanding as of September 30, 2024 was $2.67 per share.

The following table summarizes the RSUs activity under the Company’s equity incentive plans as of September 30, 2024:

Units
Outstanding December 31, 2023	30,743,366
Granted	13,587,835
Vested	(7,034,438)
Withhold to cover shares repurchased	(1,501,837)
Forfeited	(4,868,134)
Outstanding September 30, 2024	30,926,792

In the nine months ended September 30, 2024, the Company granted a total of 13,587,835 RSUs, out of which 11,717,258 RSUs were granted under the Company’s Omnibus Stock Incentive Plan.

Additionally, 1,870,577 RSUs not granted under the Company’s Omnibus Stock Incentive Plan were granted in connection with the Skuad acquisition in August 2024.

All RSUs granted are subject to time-vesting and continued service conditions.

The Company withholds common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock units under its employee equity incentive plans in the United States. During the three and nine months ended September 30, 2024, the Company withheld 353,158 and 1,501,837 shares for $2,307 and $8,304, respectively. During the three and nine months ended September 30, 2023, the Company withheld 471,314 and 823,274 shares for $2,753 and $4,257, respectively. RSU vesting is shown net of this withholding on the condensed consolidated statements of shareholders’ equity and cash flows.

The Company collects cash from proceeds from certain international employees’ sales of common stock. The amount is held in a Company bank account until it is remitted to the employees. Due to the restrictions on the use of the funds in the bank account, we have classified the amount as short-term restricted cash, and a corresponding liability is included in Other payables in the condensed consolidated balance sheets. As of September 30, 2024, $2,990 of such funds were held.

Employee Stock Purchase Plan

As of September 30, 2024, approximately 4,072,744 shares were reserved for future issuance under the Company’s Employee Stock Purchase Plan (“ESPP”). The fair value attributable to the ESPP was $1,134 as of May 15, 2024, the beginning of the current offering period, and was measured using the Monte Carlo model. The current offering period is expected to close November 15, 2024.

The expense associated with the ESPP recognized during the three and nine months ended September 30, 2024 was $567 and $1,678, respectively.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 18 – STOCK-BASED COMPENSATION (continued):

Impact on Results of Operations

The impact on the Company’s results of operations of recording stock-based compensation expense under the Company’s equity incentive plans, including the ESPP, were as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Other operating expenses	$4,389	$3,368	$10,158	$9,410
Research and development expenses	3,835	3,053	8,305	10,034
Sales and marketing expenses	4,198	4,163	12,825	14,712
General and administrative expenses	5,008	4,746	14,885	14,273
Total stock-based compensation	$17,430	$15,330	$46,173	$48,429

Note that $765 and $1,040 in stock-based compensation awards were capitalized as part of internal-use software during the three months ended September 30, 2024 and 2023, respectively, and $2,500 and $2,780 were capitalized during the nine months ended September 30, 2024 and 2023, respectively.

NOTE 19 - INCOME TAXES

The Company’s provision for income taxes in the interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the period.

The Company had an effective tax rate of 9.1% and 27.3% for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was the result of a benefit under U.S. tax law for income earned from foreign customers, provision to return adjustments, and deductible U.S. and foreign share-based compensation. For the nine months ended September 30, 2023, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was the result of foreign income taxes and uncertain tax positions.

The Company maintains a valuation allowance in jurisdictions where it is more likely than not that all or a portion of a deferred tax asset may not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings and the reversal of existing taxable temporary differences. As of September 30, 2024, the Company maintains a full valuation allowance on its deferred tax assets in Germany and maintains its previous conclusion that a valuation allowance on deferred tax assets in the United States and Israel is not necessary.

NOTE 20 – NET EARNINGS PER SHARE

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

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 20 – NET EARNINGS PER SHARE (continued):

Basic and diluted net earnings per share attributable to common stockholders were calculated as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands, except share and per share data)
Numerator:
Net income	$41,574	$12,825	$102,973	$66,312
Denominator:
Weighted average common shares outstanding —
Basic	357,297,824	357,429,113	357,631,049	361,206,439
Add:
Dilutive impact of RSUs, ESPP and options to purchase common stock	16,222,829	23,678,424	20,759,274	27,721,456
Dilutive impact of private warrants	782,817	737,562	735,040	730,894
Weighted average common shares – diluted	374,303,470	381,845,099	379,125,363	389,658,789
Net income per share attributable to common stockholders — Basic earnings per share	$0.12	$0.04	$0.29	$0.18
Diluted earnings per share	$0.11	$0.03	$0.27	$0.17

Note that for both the three and nine month periods ended September 30, 2024, 3,590,000 RSUs with market conditions, 15,000,000 Earn-Out Shares (as that term is defined in the Agreement and Plan of Reorganization dated February 3, 2021 (as amended) with FTAC Olympus Acquisition Corp.) and 1,521,963 options to purchase common stock have been excluded from the computation of diluted net earnings per share as their effect was antidilutive, conditions were not met or they were not in the money as of the end of the reporting period. For the three and nine month periods ended September 30, 2024, 2,866,158 and 3,913,995 RSUs, respectively, have been excluded for the same reason. In both the three and nine months ended September 30, 2023, 25,158,086 public Warrants, 4,570,000 RSUs with market conditions, 30,000,000 Earn-Out Shares, 705,470 options to purchase common stock, and ESPP shares to be issued under the May 15, 2023 offering period were excluded for the same reason.

NOTE 21 – RELATED PARTY TRANSACTIONS

Warehouse Facility

As indicated in Note 12, the Company entered into a Warehouse Facility with Lenders where a member of the Board of Directors has an interest. The Company has evaluated the relationship and determined that the Warehouse Facility represents a related party transaction that has been entered into in the ordinary course of business. As such, the Warehouse Facility was reviewed and approved as a related party transaction in accordance with the related party transaction approval process implemented by the Company. The Company analyzed the terms of the Warehouse Facility and concluded that the terms represent a transaction conducted at arm’s length. The Warehouse Facility reached its scheduled revolving period termination date on October 28, 2024, and the Company will repay all outstanding borrowings in accordance with the Warehouse Facility by the Facility Maturity Date of April 28, 2025.

NOTE 22 – SUBSEQUENT EVENTS

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

Overview

Payoneer is a financial technology company purpose-built to enable the world’s small and medium-sized businesses (“SMB(s)”) to grow and operate their businesses around the world by reliably and securely connecting them to the global digital economy. Payoneer’s financial stack makes it easier for millions of SMBs, particularly in emerging markets, to access global demand and supply, pay and get paid, and manage their cross border and other needs from a single platform. Our financial stack provides a full suite of cross-border accounts receivable (AR) and accounts payable (AP) capabilities, and includes services such as working capital and the provision of data-driven insights. Payoneer’s core value proposition is that we remove the complexity and barriers of doing business across borders for our customers. With a multi-currency Payoneer Account, businesses around the world can serve and transact with their overseas customers, suppliers, vendors, customers and contractors, and partners as if they were local.

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

Our customers have trusted the Payoneer platform to process $20.4 billion and $16.3 billion in volume in the three months ended September 30, 2024 and 2023, respectively, and $57.6 billion and $47.0 billion in volume in the nine months ended September 30, 2024 and 2023, respectively.

Looking forward, we intend to continue to invest actively to enhance our global platform, deliver new products, extend our regulatory footprint, further automate our operations, increase new customer growth and make acquisitions to accelerate our ability to deliver more value to customers around the world.

PAYONEER GLOBAL INC.

Key Developments and Trends

Impact of the war in Israel

In October 2023, in response to Hamas’ attack on Israel from the Gaza Strip, Israel declared war on Hamas. Concurrently, hostilities between Israel and Hezbollah ensued at the Israeli northern border and have intensified over the past few months. Israel recently launched a limited ground operation in southern Lebanon in response to the ongoing hostilities, and the geopolitical instability in the region continued to escalate with direct attacks involving the Islamic Republic of Iran and its proxies in the region. Despite the ongoing war, we have continued to operate our business and serve our customers around the world and, to date, our ability to support customers has not been materially impacted. We are monitoring the situation closely and benefit from our broad geographic footprint, partially outsourced operations model, and a robust business continuity plan. Additionally, our technology infrastructure has redundancy in place outside of Israel. Approximately 55% of our global employee base is located in Israel, including approximately 78% of our research and development resources. At this time, an insignificant portion of our Israeli workforce have been called to military reserve duty and we have contingencies in place to cover impacted roles and responsibilities.

The evolving conflict is likely to continue to impact economic activity in the region and could impact revenues from customers located in Israel. Our revenue derived from customers based in Israel was insignificant for the three and nine months ended September 30, 2024 and is included within revenues from Europe in Note 16 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The situation in the region remains highly uncertain and there is the possibility that the conflict could worsen or expand which could, in turn, further impact economic conditions in Israel and in the broader region. At this time, it is difficult to assess the impact the war may have on our future results of operations. Any further escalation, expansion, or prolonged continuation of the ongoing conflict has the potential to impact our operations as well as to negatively impact the broader global economy and may have a material effect on our results of operations.

Impact of the war in Ukraine

During 2022, a geopolitical and armed conflict between Ukraine and Russia, which developed into an ongoing war, resulted in economic sanctions on Russia, Belarus, and certain territories in Ukraine. We provide services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We have developed and implemented a robust transaction monitoring program designed to comply with imposed sanctions and to monitor the impact the conflict may have on our results of operations. During 2022, we ceased to provide services to customers in Russia and have limited our payment services to Belarus customers, while at the same time revenues in Ukraine have remained relatively stable. For the three and nine months ended September 30, 2024, Ukraine and Belarus, combined, accounted for less than 10% of our revenue, of which Belarus accounted for less than 1% of our revenue. Further escalation of the conflict may have a material effect on our results of operations.

Macroeconomic Conditions

Macroeconomic conditions, including geopolitical and other global events, that impact consumer and business spending and behavior, such as, but not limited to, the interest rate environment, inflation, local political instability, global health crises, supply chain dislocations, regional and other conflicts, including the ongoing war in Ukraine and the current conflicts between Israel and Hamas, Hezbollah, the Islamic Republic of Iran and its other proxies in the region, and disruptions and instability in the banking sector, may impact our customers, providers, banking partners and ultimately the amount of volume processed on our platform which may affect our results of operations. In 2023, we saw a significant increase in the interest income revenue we earn on our customer funds as the U.S. Federal Reserve raised the target benchmark interest rate by 525 basis points to a high of 525 to 550 basis points by August 2023. On September 18, 2024, the U.S. Federal Reserve cut the benchmark interest rate by 50 basis points to a target range of 475 to 500 basis points, and while there remains uncertainty as to the timing and magnitude of future interest rate changes, we do expect to see a negative impact on our revenue from declining interest rates over the medium-term. In response to this expectation, as of September 30, 2024, we have invested a total of $1,661 million of our customer funds in both available-for-sale debt securities and term deposits to reduce our sensitivity to declines in short term interest rates.

PAYONEER GLOBAL INC.

Mergers & Acquisitions

On August 5, 2024, Payoneer acquired 100% of the outstanding equity of Skuad Pte. Ltd. (or “Skuad”), a global workforce and payroll management company. The acquisition accelerates Payoneer’s strategy to deliver a comprehensive and integrated financial stack for SMBs that operate internationally.

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

	Three months ended			Nine months ended
	September 30,		Increase/	September 30,		Increase/
	2024	2023	(Decrease)	2024	2023	(Decrease)

	(in thousands except percentages)
Revenues	$248,274	$208,035	19%	$715,977	$606,783	18%
Transaction costs	38,058	30,393	25%	108,985	85,971	27%
Other operating expenses	44,892	40,301	11%	126,417	120,923	5%
Research and development expenses	34,616	26,950	28%	94,247	84,225	12%
Sales and marketing expenses	52,311	48,664	7%	152,815	144,892	5%
General and administrative expenses	29,725	25,112	18%	80,036	73,805	8%
Depreciation and amortization	13,510	7,116	90%	33,630	19,064	76%
Total operating expenses	213,112	178,536	19%	596,130	528,880	13%
Operating income	35,162	29,499	19%	119,847	77,903	54%
Financial income (expense):
Gain (loss) from change in fair value of Warrants	—	(7,799)	** %	2,767	5,535	(50)%
Loss on Warrant repurchase/redemption	(14,746)	—	** %	(14,746)	—	** %
Other financial income, net	1,674	1,137	47%	5,397	7,805	(31)%
Financial income (expense), net	(13,072)	(6,662)	96%	(6,582)	13,340	** %
Income before taxes on income	22,090	22,837	(3)%	113,265	91,243	24%
Tax benefit (expense) on income	19,484	(10,012)	** %	(10,292)	(24,931)	(59)%
Net income	$41,574	$12,825	224%	$102,973	$66,312	55%

**not meaningful

Revenues

Revenues were $248.3 million and $716.0 million for the three and nine months ended September 30, 2024, an increase of $40.2 million and $109.2 million, or 19% and 18%, respectively, compared to the prior-year period, driven by continued adoption of our high value services, certain monetization initiatives, ongoing growth in high value regions, and growth in the number of customers on our platform. The remaining increase was driven by an increase of $4.7 million and $30.4 million, for the three and nine months ended September 30, 2024 respectively, in interest income earned on customer balances resulting from modestly higher interest rates and an increase in customer balances held on our platform compared to the prior-year periods.

PAYONEER GLOBAL INC.

Transaction costs

Transaction costs were $38.1 million for the three months ended September 30, 2024, an increase of $7.7 million, or 25%, compared to the prior-year period, partially due to an increase in chargebacks and other operational losses of $2.4 million. Excluding the impact of these non-volume related costs, transaction costs increased by $5.3 million or 18%, while volume increased by 25% compared to the prior year period. Transaction costs grew at a lower rate than volume due to improved commercial terms with our network partners, internal platform optimizations, and the scale benefits of increased transaction volumes.

Transaction costs were $109.0 million for the nine months ended September 30, 2024, an increase of $23.0 million, or 27%, compared to the prior-year period, partially due to an increase in chargebacks and other operational losses of $6.3 million. Excluding the impact of these non-volume related costs, transaction costs increased by $16.7 million or 21%, while volume increased by 23% compared to the prior year period. Transaction costs grew at a lower rate than volume due to improved commercial terms with our banking partners, internal platform optimizations, and the scale benefits of increased transaction volumes.

Other operating expenses

Other operating expenses were $44.9 million for the three months ended September 30, 2024, an increase of $4.6 million, or 11%, compared to the prior-year period, driven by an increase of $4.5 million in information technology expenses and an increase of $1.8 million in ongoing regulatory reserves, partially offset by a decrease of $1.9 million in third-party contractor and consulting expenses.

Other operating expenses were $126.4 million for the nine months ended September 30, 2024, an increase of $5.5 million, or 5%, compared to the prior-year period, driven by an increase of $10.6 million in information technology expenses partially offset by a decrease of $5.0 million in employee compensation, benefits and other employee-related expenses primarily due to a decrease in employee headcount and a decrease of $2.2 million in third-party contractor and consulting expenses.

Research and development expenses

Research and development expenses were $34.6 million for the three months ended September 30, 2024, an increase of $7.7 million, or 28%, compared to the prior-year period, driven by an increase of $5.6 million in employee compensation, benefits and other employee-related expenses in line with an increase in employee headcount and an increase of $0.9 million in information technology expenses.

Research and development expenses were $94.2 million for the nine months ended September 30, 2024, an increase of $10.0 million, or 12%, compared to the prior-year period, driven by an increase of $13.5 million in employee compensation, benefits and other employee-related expenses in line with an increase in employee headcount and an increase of $3.4 million in information technology expenses, partially offset by an increase of $6.9 million in employee compensation costs capitalized as internal use software in connection with ongoing investments in our platform infrastructure.

Sales and marketing expenses

Sales and marketing expenses were $52.3 million for the three months ended September 30, 2024, an increase of $3.6 million, or 7%, compared to the prior-year period, driven by an increase of $4.1 million in expenditures on certain direct marketing efforts, partially offset by a decrease of $1.0 million in marketplace partner commissions.

Sales and marketing expenses were $152.8 million for the nine months ended September 30, 2024, an increase of $7.9 million, or 5%, compared to the prior-year period, driven by an increase of $9.2 million in expenditures on certain direct marketing efforts and an increase of $1.2 million in information technology expenses, partially offset by a decrease of $3.5 million in employee compensation, benefits and other employee-related expenses primarily due to a decrease in employee headcount.

General and administrative expenses

General and administrative expenses were $29.7 million for the three months ended September 30, 2024, an increase of $4.6 million, or 18%, compared to the prior-year period, driven by an increase of $2.9 million in employee compensation, benefits and other employee-related expenses primarily due to an increase in employee headcount and an increase of $1.5 million in M&A related expenses.

General and administrative expenses were $80.0 million for the nine months ended September 30, 2024, an increase of $6.2 million, or 8%, compared to the prior-year period, driven by an increase of $4.5 million in M&A related expenses and an increase of $2.6 million in third-party contractor and consulting expenses.

PAYONEER GLOBAL INC.

Depreciation and amortization expenses

Depreciation and amortization expenses were $13.5 million and $33.6 million for the three and nine months ended September 30, 2024, an increase of $6.4 million and $14.6 million, or 90% and 76%, respectively, compared to the prior-year period, mainly driven by an increase in amortization of internal use of software, as well as $1.4 million of impairment related to abandoned internal use software assets in the three months ended September 30, 2024 which did not occur in the prior year period.

Financial income and expense, net

Financial expense, net was $13.1 million for the three months ended September 30, 2024, an increase of $6.4 million, or 96%, compared to the prior-year period, primarily driven by a loss on the warrant repurchase/redemption transaction which was $6.9 million higher than the loss recognized on changes in fair value of the warrant liability in the prior year period.

Financial expense, net was $6.6 million for the nine months ended September 30, 2024, an increase of $19.9 million, or 149%, compared to the $13.3 million in income recognized in the prior-year period, primarily driven by a loss from the warrant repurchase and redemption transaction that was $17.5 million higher than the gain recognized in the prior year period related to the change in the fair value of warrants, as well as a $7.0 million increase in loss on revaluation of foreign currency balances. These drivers were partially offset by an increase of $4.2 million in interest income on corporate cash balances.

Income tax

Income tax benefit was $19.5 million for the three months ended September 30, 2024, a change of $29.5 million compared to the $10.0 million expense recognized in the prior year period. This change was primarily driven by (i) a benefit of $17.6 million in the three months ended September 30, 2024 related to a deduction under U.S. tax law for income earned from foreign customers and share-based compensation, and (ii) a reduction in foreign tax expense of $10.8 million in the three months ended September 30, 2024 related to share-based compensation. The aforementioned $17.6 million of U.S. tax benefits includes $11.8 million of provision to return adjustments, which was driven by a deduction for income earned from foreign customers.

Income tax expense was $10.3 million for the nine months ended September 30, 2024, a decrease of $14.6 million, or 59%, compared to the prior year period. This decrease was primarily driven by (i) a reduction in U.S. tax expense of $4.3 million for the nine months ended September 30, 2024 comprised of $11.8 million benefit from provision to return adjustments as described above, partially offset by increased tax expense due to increased profitability in the U.S., and (ii) a reduction in foreign tax expense of $12.1 million for the nine months ended September 30, 2024 related to share-based compensation.

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

Sources of Liquidity

As of September 30, 2024, we had $534.2 million of cash and cash equivalents.

On October 28, 2021, Payoneer Early Payments Inc. (“PEPI”), our wholly-owned second tier subsidiary and its subsidiary (the “Borrower”) entered into a multi-party Receivables Loan and Security Agreement (the “Warehouse Facility”) with, inter alia, affiliates of Viola Ventures. The objective was to provide access to external financing for our capital advance activity. See Note 12 and Note 21 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information. As disclosed in Note 12 and Note 21, the Warehouse Facility reached its scheduled revolving period termination date on October 28, 2024, and the Company will repay all outstanding borrowings in accordance with the Warehouse Facility by the Facility Maturity Date of April 28, 2024. After the expiration of the Warehouse Facility, the Company intends to finance capital advance activity internally.

PAYONEER GLOBAL INC.

Current and Future Cash Requirements

On May 7, 2023, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80.0 million of our common stock, including any applicable excise tax. On December 7, 2023, the Board of Directors authorized an amendment to the program to increase the authorized amount of repurchases to an aggregate amount not to exceed $250.0 million, including the amount that remained available as of December 7, 2023 to repurchase common stock under, but not any prior repurchases effected pursuant to, the previous authorization, and any applicable excise tax. The amended authorization expires on December 31, 2025.

During the nine months ended September 30, 2024, we repurchased 22,993,198 shares of our common stock for approximately $119.1 million, of which $0.15 million was not yet settled at period end. As of September 30, 2024, a total of approximately $121.5 million remained available for future repurchases of our common stock under the program.

Cash Flows

The following table presents a summary of cash flows from operating, investing, and financing activities for the following comparative periods.

	Nine months ended September 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$131,039	$101,328
Net cash used in investing activities	(1,814,106)	(47,754)
Net cash used in financing activities	(436,932)	(492,732)
Effect of exchange rate changes on cash and cash equivalents	109	(662)
Change in cash, cash equivalents, restricted cash and customer funds	$(2,119,890)	$(439,820)

Note that as described in Note 2c to our condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, during the quarter ended September 30, 2024, the Company identified an error in its condensed consolidated statements of cash flows for the six months ended June 30, 2024. Specifically, the Company incorrectly classified customer funds invested in term deposits in the basis of cash, cash equivalents, restricted deposits, and customer funds on the statement of cash flows, rather than as investing cash flows. In connection with the Company’s evaluation of these errors during the quarter ended September 30, 2024, management, in accordance SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, determined that these adjustments were not material to the previously issued financial statements. In the condensed consolidated statements of cash flows for the nine months ended September 30, 2024, the Company has correctly presented these investments as investing cash flows. The Company will revise the statements of cash flows for the six months ended June 30, 2024 in the Form 10-Q filed for the quarter ended June 30, 2025.

Operating Activities

Net cash provided by operating activities was $131.0 million for the nine months ended September 30, 2024, an increase of $29.7 million compared to $101.3 million for the nine months ended September 30, 2023.

This increase was driven by an increase in net income of $36.7 million in the nine months ended September 30, 2024 compared to the prior year period, which was primarily a result of $109.2 million of growth in revenue which outpaced $67.3 million of growth in operating expenses, as well as a $14.6 million reduction in tax expense, partially offset by a $19.9 million reduction of other financial income, as discussed in the Results of Operations section above.

The increase in net income period over period also includes non-cash items of income and expense, including higher non-cash addbacks to net income to arrive at operating cash flows compared to prior years consisting primarily of a $14.7 million loss on the Warrant repurchase and redemption noted in financing activities, and a $14.6 million increase in depreciation and amortization expense. Additionally, the non-cash reduction related to deferred tax assets increased by $5.0 million compared to the prior year period, primarily due to share-based compensation temporary differences in the current year period, which exceeded the release of the valuation allowance on deferred tax assets in the United States during the nine months ended September 30, 2023.

PAYONEER GLOBAL INC.

During the nine months ended September 30, 2024, Other current assets increased $30.4 million, Trade payables increased $15.9 million, Accounts receivable, net increased $8.2 million, and Other payables decreased $5.7 million, in each case compared to the change in the prior year period, all due to changes in timing of payments relative to period cut-off. Additionally, Interest not paid in cash and amortization of discount on investments of customer funds in debt securities increased $6.4 million compared to the prior year period in which we had not yet made these investments. Note that each of these drivers are net of acquired Skuad assets and liabilities.

Investing Activities

Net cash used in investing activities was $1,814.1 million for the nine months ended September 30, 2024, an increase of $1,766.4 million compared to net cash used in investing activities of $47.8 million for the nine months ended September 30, 2023.

This change was predominantly related to the net purchase of $1,041.7 million in investments of customer balances held on our platform in U.S. Treasury Securities and $600.0 million in term deposits, as well as $48.2 million in cash paid for the acquisition of Skuad, net of cash acquired.

Financing Activities

Net cash used in financing activities was $436.9 million for the nine months ended September 30, 2024, a decrease of $55.8 million compared to net cash used in financing activities of $492.7 million for the nine months ended September 30, 2023. Current period cash used in financing activities reflects the $314.8 million decline in customer balances since the beginning of the period which was $153.4 million lower than the $468.1 million decline in the prior year period. This $153.4 million decrease was partially offset by share repurchases, which were $86.0 million higher than in the prior year period, as well as $19.5 million paid for Warrant repurchase and redemption.

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in millions)
Volume	$20,404	$16,335	$57,573	$46,976

As disclosed in our Form 10-K filed with the SEC on February 28, 2024, we have updated our methodology to adjust for previously disclosed limited exceptions where both received and sent payments were counted in volumes, such that we count volume only once for a customer that both receives and later sends payments.

Volume grew 25% and 23% for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively, driven by a combination of continued growth in volumes from our largest digital commerce marketplaces, strong growth in B2B volumes, strong travel demand, and continued customer acquisition.

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

PAYONEER GLOBAL INC.

Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Net income	$41,574	$12,825	$102,973	$66,312
Depreciation and amortization	13,510	7,116	33,630	19,064
Tax (benefit) expense on income	(19,484)	10,012	10,292	24,931
Other financial income, net	(1,674)	(1,137)	(5,397)	(7,805)
EBITDA	33,926	28,816	141,498	102,502
Stock based compensation expenses(1)	17,430	15,330	46,173	48,429
M&A related expense(2)	3,166	1,745	7,632	3,017
(Gain) loss from change in fair value of Warrants(3)	—	7,799	(2,767)	(5,535)
Loss on Warrant repurchase/redemption(4)	14,746	—	14,746	—
Restructuring charges(5)	—	4,488	—	4,488
Adjusted EBITDA	$69,268	$58,178	$207,282	$152,901

(1) Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.

(2) Amounts relate to M&A-related third-party fees, including related legal, consulting and other expenditures. Additionally, amounts for the three months ended September 30, 2024 include $0.2 million in non-recurring fair value adjustment of the Skuad contingent consideration liability discussed in Note 3 to our condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q.

(3) Changes in the estimated fair value of the warrants are recognized as gain or loss on the condensed consolidated statements of comprehensive income. The impact is removed from EBITDA as it represents market conditions that are not in our control.

(4) Amounts relate to a non-recurring loss on the repurchase and redemption of outstanding public warrants; refer to Note 14 to our condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

(5) The Company initiated a plan to reduce its workforce during the three months ending September 30, 2023 and had non-recurring costs related to severance and other employee termination benefits.

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. As described in Note 3 to our condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, the Company recognized a liability related to contingent consideration in connection with the Skuad acquisition during the three months ended September 30, 2024.

The fair value of the contingent consideration at each reporting date is based on estimates of probability of each outcome and the Option Pricing Model (“OPM”). The OPM requires various assumptions and inputs, and our estimates of probability are subjective based on the status of Skuad’s performance and our expectations about future performance. Because of uncertainties related to these matters, the estimate of the contingent liability is based only on the best information available at the time. As additional information becomes available, we reassess the potential liability and may revise our estimates.

With the exception of the updates previously described, there have been no updates to our critical accounting policies and estimates in the nine months ended September 30, 2024. For more information, see “Payoneer Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K filed with the SEC on February 28, 2024.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, result of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and globally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

PAYONEER GLOBAL INC.

Interest Rate Sensitivity

Our cash and cash equivalents as well as customer funds as of September 30, 2024, were held in cash deposits, term deposits and money market funds, as well as U.S. Treasury Securities classified as available-for-sale debt securities. The fair value of our cash and cash equivalents as well as assets underlying customer funds would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments and secured rates. However, a hypothetical 1% increase or decrease in interest rates could have a material effect on our revenues and earnings.

Foreign Currency Risk

While most of our revenue is earned in U.S. dollars, our foreign currency exposure includes currencies of the countries in which our operations are located, including operating expenses denominated in New Israeli Shekels. To reduce that risk, in January 2024, we began investing in foreign currency forward contracts and net purchased options, which are accounted for as cash flow hedges as described in Note 2d and Note 6 to our condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q. A hypothetical 10% strengthening or weakening of the U.S. dollar against the New Israeli Shekel would have had a material impact on unrealized gains (losses) recognized in AOCI at September 30, 2024.

Our foreign currency exposure also includes currencies in which our customer funds are held and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Chinese Yuan, Canadian Dollar, New Zealand Dollar, Thai Baht, New Israeli Shekel, Philippine Peso, Pakistani Rupee, Korean Won, Indian Rupee, Danish Krone, Mexican Peso, Polish Zloty, Turkish Lire, and Hong Kong Dollar. A hypothetical 10% increase or decrease in current exchange rates could have a material impact on our financial results.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PAYONEER GLOBAL INC.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are a party to various litigation matters incidental to the conduct of our business. Refer to Note 15 (Commitments and Contingencies) to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A total of 1,870,577 restricted stock units of the Company were granted to the founder of Skuad in connection with the Skuad acquisition in August 2024 and represents a portion of the acquisition consideration. See Note 3 for additional information. The above restricted stock units are subject to time-based vesting and vest ratably in approximately 1/12 installments on a quarterly basis over a three-year period from the date of grant, provided that the founder of Skuad remains in continuous employment on each applicable vesting date. The grant of the securities described in this paragraph was made in reliance upon the exemption from registration requirements pursuant to Section 4(a)(2) of the 1933 Securities Act, as amended.

Share Repurchase Activities

The following table provides information with respect to repurchases made by the Company during the three months ended September 30, 2024. All repurchases listed below were made in the open market.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Progreams[2]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[2]
July 1, 2024 - July 31, 2024	2,740,265	$5.47	2,740,265	$ 127,822,844
August 1, 2024 - August 31, 2024	687,617	$5.65	687,617	$ 123,938,255
September 1, 2024 - September 30, 2024	320,419	$7.49	320,419	$ 121,537,092
Total	3,748,301		3,748,301
(1)	No shares were repurchased other than through a publicly announced plan or program.
(2)	On May 7, 2023, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80 million of our common stock, including any applicable excise tax. On December 7, 2023, our Board of Directors authorized an amendment to the above program to increase the authorized amount of repurchases to an aggregate amount not to exceed $250 million. The $250 million authorization amended the previous repurchase authorization, and includes the amount that remains available as of December 7, 2023 to repurchase common stock under, but not any prior repurchases effected pursuant to, the previous authorization, and any applicable excise tax. The amended authorization expires on December 31, 2025. These share repurchases may take place from time to time, in the open market, through privately negotiated transactions or other means, including in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and total amount of repurchases is subject to the Company’s discretion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

PAYONEER GLOBAL INC.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, certain of our officers and directors took the following actions with respect to trading arrangements for the sale of shares of our common stock:

			Plans
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Number of Shares to be Sold	Expiration
Itai Perry, Chief Accounting Officer	Adoption	August 15, 2024	X		(1)	November 15, 2025
Scott Galit, Director	Adoption	August 26, 2024	X		484,111	March 25, 2025
Tsafi Goldman, Chief Legal & Regulatory Officer	Adoption	September 10, 2024	X		413,465	August 31, 2025
*	Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
**	Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

(1) Under this trading arrangement, up to 99,253 shares of common stock may be sold. In addition, common stock may be sold in amounts which represent the net amount of shares remaining following a withholding of shares to cover tax obligations upon the vesting of 11,250 restricted stock units on various dates during the plan. The number of net shares to be sold to accomplish this purpose cannot be reliably determined at this time, as it will depend upon the share price on the vest date. Mr. Perry’s trading arrangement also covers and includes any common stock purchased by Mr. Perry under the Company’s Employee Stock Purchase Plan (“ESPP”), which purchase is expected to occur on November 15, 2024 for the current offering period. Employees enrolled in the ESPP for the current offering period were entitled to make their purchase elections in April 2024.

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

Date: November 5th, 2024