Form 10-K
period 2024-12-31
Payoneer Global Inc.
filed 2025-02-27
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ☐

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

Yes ☐ No ⌧

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $1,539,618,419 based upon the closing price reported for such date on the Nasdaq Global Market.

As of February 19, 2025, there were 359,854,076 shares of the registrant’s common stock, par value $0.01 per share outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

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

The forward-looking statements are based on the current expectations of Payoneer Global Inc.’s (“Payoneer”) management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: (1) changes in applicable laws or regulations; (2) the possibility that Payoneer may be adversely affected by geopolitical events and conflicts, such as Israel’s ongoing conflicts in the Middle East, and other economic, business and/or competitive factors, such as trade policies (including tariffs); (3) changes in the assumptions underlying Payoneer’s financial estimates; (4) the outcome of any known and/or unknown legal or regulatory proceedings; and (5) other factors described under the heading “Risk Factors” discussed and identified in public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by Payoneer.

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

PART I

Item 1. Business.

Unless the context otherwise requires, the “Company”, “Payoneer”, “we,” “our,” “us” and similar terms refer to Payoneer Global Inc.

Overview

Payoneer is a financial technology company purpose-built to enable the world’s small and medium-sized businesses (“SMB(s)”) to grow and operate their businesses around the world by reliably and securely connecting them to the global digital economy. Payoneer was founded in 2005 and in the 20 years since the Company’s founding, we have built a global financial stack that makes it easier for millions of SMBs and entrepreneurs, particularly in emerging markets, to access global demand and supply, pay and get paid, and manage their cross border and other needs from a single platform. Our financial stack provides a suite of cross-border accounts receivable (AR) and accounts payable (AP) capabilities, including multicurrency account capabilities and services such as funds management and working capital. Payoneer’s core value proposition is that we remove the complexity and barriers of doing business across borders for our customers. With a multi-currency Payoneer Account, businesses around the world can serve and transact with their global customers, suppliers, vendors, and partners as if they were local.

The Payoneer financial stack is comprised of a secure, regulated payment infrastructure platform that provides customers with a one-stop, global, multi-currency account to serve their comprehensive AR and AP needs. Payoneer’s global platform is built with a focus on security, stability and redundancy. The Company leverages close to 100 banking and payment service providers globally to support transactions in over 7,000 trade corridors and enable same-day and real-time settlement in over 150 countries.

Payoneer serves SMBs located in more than 190 countries and territories and operating in a wide variety of industries. We have approximately 2 million active customers, including over 500,000 who meet our ideal customer profile (as further defined below). Customers include goods exporters selling cross-border to consumers and other businesses, services companies exporting their capabilities to international clients, independent professionals, creators, contractors, and business owners capitalizing on the digitization of the workplace and remote work, vacation rental hosts, and businesses working with suppliers and vendors in different countries. Payoneer’s customers sell their goods or services either via a marketplace or directly to other businesses (B2B), and/or to customers via webstores.

Payoneer has built a meaningful brand and efficient go-to-market engine that enables us to drive customer acquisition through a diverse range of channels. We leverage our global partnerships and enterprise relationships, deep local knowledge and sales presence, product- and customer-driven network effects, and organic traffic to our website.

Payoneer has delivered strong growth: in the year ended December 31, 2024, our volume (defined as the total dollar value of transactions successfully completed or enabled by our platform, not including orchestration transactions – see Key Metrics and Non-GAAP Financial Measures with the Management’s Discussion and Analysis section included elsewhere within this Annual Report on Form 10-K for details) and revenue grew by 21% and 18%, respectively, compared to the year ended December 31, 2023. Volume was $80.1 billion and $66.0 billion and revenue was $977.7 million and $831.1 million for the years ended December 31, 2024 and 2023, respectively.

Capturing Opportunity From Strong Global Secular Trends

Payoneer is focused on capturing the opportunity from several powerful secular trends, which we believe continue to create opportunity, and that benefit SMBs who do business across borders and the service providers supporting them, even in the face of potential disruption from global trade regulation and other factors.

Digital Commerce is Accelerating

More people and businesses are conducting a greater amount of their activities online than ever before, driving the rapid growth of digital commerce globally. According to the International Trade Administration, global B2B e-commerce volume is expected to reach $36 trillion by 2026, with the strongest growth expected in Asia Pacific, Latin America and the Middle East.

SMBs That Operate Across Borders Have a Growing Need for Payment and Commerce-Enabling Solutions

The growth of digital commerce has made it easier for SMBs in emerging markets to tap into overseas demand and supply. This is creating a need for new payment and commerce-enabling solutions to support these businesses. At the same time, businesses serving global customers must deal with complex local requirements in each of the markets in which they do business, often need to manage multiple banking relationships globally and face inefficiency and high transactional cost. This is especially true in emerging markets, where despite their digital maturity, many SMBs have access to only the most basic banking and payment services offered by their local financial institutions. Global banking and payment services mostly remain out of reach, forcing emerging market SMBs to seek alternative partners to help them manage their cross-border AR and AP needs.

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

Global Regulatory and Compliance Requirements are Constantly Evolving

The provision of cross-border payment services is complex and highly regulated, and ongoing changes in the regulatory landscape mean scale, expertise, and technology enabled processes are critical to success. Traditional financial institutions serving SMBs, and even modern fintech companies often lack experience in emerging markets and lack the ability to manage scaled customer onboarding and a global risk management program. Compliance programs must address global challenges and multiple regulatory frameworks designed to prevent money laundering and terrorist financing. There are few options available to SMBs that provide a comprehensive global solution. We believe this presents a significant competitive advantage for Payoneer as we have built robust compliance infrastructure, grounded in a “compliance first” approach, and have nearly two decades of experience navigating the challenges associated with cross-border payments, particularly into emerging markets.

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

The power of the Payoneer platform comes from the following pillars:

Technology and Infrastructure

Payoneer delivers technology-based services to our customers through a proprietary technology infrastructure that includes secure application programming interfaces (“APIs”) as well as web and mobile applications. Our platform supports millions of transactions, hundreds of thousands of new applicants monthly, and processes tens of billions of dollars of volume annually. We are continually working to meet more of our target customers’ cross-border financial and operational needs. Our financial stack uses certain proprietary technology, including that which supports our customer-facing systems, back-office systems and risk management and compliance systems. We also rely on a wide range of third-party systems for specialized capabilities, which are integrated into our platform. We make significant and ongoing investments in our cybersecurity infrastructure and processes.

Trusted Global Brand Supported by Local Teams

Payoneer’s customers are located in more than 190 countries and territories. To effectively serve this global customer base, we have regional sales and customer support hubs, including in the U.S., Israel, Hong Kong, Philippines, Korea, Romania, Guatemala, Poland, India, and China. These teams provide around the clock customer care in a wide range of languages across multiple channels, including mobile, online chat, email, phone and via social media. Payoneer also has a large network of customer success managers globally, providing support in a wide range of languages and promoting and supporting customer retention and growth. They enable the Company to build strong, localized relationships with customers and prospects through hosted events, industry gatherings, channel and affiliate partnerships, and direct targeting.

Data Creates Competitive Advantages and Delivers Value to Customers

Payoneer has built machine-learning models leveraging the data that we collect in the ordinary course of our operations and services. These models enable us to make informed predictions to better serve our customers’ needs. For instance, we apply our machine-learning models in key areas such as lifetime value assessment, risk management and working capital underwriting. Utilizing these unique data insights, enables us to offer new products and features, improve engagement and drive growth and improved profitability.

Robust and Scalable Compliance, Risk & Regulatory Infrastructure

We have designed and implemented a comprehensive Anti-Money Laundering/Counter Terrorist Financing (AML/CTF) and Sanctions Program in compliance with the laws of the jurisdictions where Payoneer is regulated. Through our AML/CTF program we manage the compliant onboarding and ongoing monitoring of our customers. Our Know Your Customer (KYC) and Customer Due Diligence (CDD) processes are managed through a proprietary infrastructure and are supported by dedicated teams, combining automated tools and operational processes with regular audits and reviews to test and monitor for compliance. We also have a robust risk management framework designed to effectively address and mitigate risks across our global operations.

We are regulated as a non-bank financial institution in key markets around the world, namely the United States, Europe, the United Kingdom, Hong Kong, Japan, Singapore, and Australia, via local subsidiaries. In the United States, we are registered as a Money Service Business and are licensed as a Money Transmitter in all U.S. states in which such licenses are necessary for our business and in the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Payoneer Europe Limited is an Electronic Money Institution authorized by the Central Bank of Ireland covering the European Economic Area (“EEA”) and is an approved Mastercard® issuer. Payoneer Payment Services (UK) Limited is an Electronic Money Institution authorized by the United Kingdom’s Financial Conduct Authority. Payoneer Hong Kong Limited is a licensed Money Services Operator with the Customs and Excise Department in Hong Kong. Payoneer Japan Limited is a Registered Fund Transfer Service Provider with the Kanto Finance Bureau in Japan. Payoneer Singapore Pte Limited is licensed by the Monetary Authority of Singapore as a Major Payment Institution. Payoneer Australia Pty Limited is licensed by the Australian Securities and Investment Commission to deal in non-cash payment products. We also have a regulatory authorization in India, where we act as an Online Payment Gateway Service Provider, approved by the Reserve Bank of India. Customers receiving regulated financial services are onboarded to and receive terms and conditions from one or more of the regulated entities in our group, depending on the customer’s country of residence or incorporation and the products provided. Each of our regulated entities is obligated to implement compliance programs, protect customer funds and meet other regulatory obligations under the supervision and oversight of the local regulators.

Global Banking and Treasury Infrastructure

Payoneer has invested significantly in building a resilient, global payment infrastructure and treasury management capabilities. We work with close to 100 banks and payment service providers globally and through those partners have access to local clearing systems, allowing us to receive and deliver payments efficiently in the local markets in which our customers operate.

Key Customer Segments

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

B2B SMBs

Payoneer also serves SMBs looking to pay, and get paid directly by, other businesses ("B2B SMBs"). This is a $6 trillion volume opportunity based on third-party research conducted in 2022. We enable SMBs to create and manage invoices, bill their customers in multiple currencies and support local and global payment methods. We enable SMBs to pay their suppliers, vendors, and contractors in multiple currencies and countries, one by one or in bulk. In addition, we provide global workforce and payroll management services to SMBs to help engage, onboard, pay and manage their international employees and contractors.

SMBs Selling Direct to Consumer

In 2022, Payoneer began supporting SMBs selling Direct to Consumer (“DTC”) via our Checkout product, which customers can use to sell directly to consumers around the world via their web store or via an integration into commerce enabling platforms. This extension of our financial stack enables us to serve more of our customers’ needs and creates an opportunity for Payoneer to access a market opportunity which, based on third-party research conducted in 2022, is approximately $150 billion in volume.

Payoneer’s Financial Stack

Payoneer is purpose-built for SMBs doing business cross-border and we are able to support a wide range of customers and deliver a growing product and feature set to meet their needs.

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

Billing and AR Services

Payoneer offers our customers the ability to directly invoice and collect funds from their customers and supports multiple global and local payment methods, and to pay their vendors, suppliers, and contractors around the world. Payoneer’s customers can receive payments via credit cards and via local payment methods in the U.S., the UK and other supported markets.

Physical & Virtual Cards

Payoneer customers can use Payoneer physical or virtual cards to use the balances in their Payoneer Account. Our customers use these cards to access their funds through local ATM networks, to make business purchases online and in-store at local businesses and to pay overseas suppliers and vendors.

Payoneer Checkout

Payoneer Checkout enables SMBs in certain jurisdictions to accept payments from customers around the world via their web store or via an integration into commerce enabling platforms. Checkout is another source of AR that SMBs can manage in their Payoneer Account, enabling merchants to unify their business across sales channels and better track all of their global sales activities.

Working Capital

Payoneer provides certain SMBs with access to working capital with amounts advanced ranging from $500 to $5 million. We leverage machine learning models and underwriting processes to effectively manage risk while providing a valuable service to our customers.

Global Workforce Management

We provide a technology platform and services to onboard talent and enable engagement and/or employment of employees and contractors globally, workforce management, payroll processing and management, and contractor management services.

Enterprise Services

Payoneer provides marketplaces and other enterprise clients with services that enable them to pay sellers across the world via a broad set of localized and other payment methods including local bank payments, international wires, payments to Payoneer Accounts, e-wallets and to Payoneer physical and virtual cards.

Our Growth Strategy

Payoneer is solving key customer needs through our differentiated product offering and financial stack strategy and we believe we are well positioned to capture significant growth opportunities from long-term secular trends. We intend to drive continued growth by focusing on a few key areas:

Adding Customers Who Fit Our Ideal Customer Profile

Payoneer has approximately 2 million active customers who have a Payoneer Account and were active over the trailing twelve month period. Over 500,000 of these active customers fit the Company’s ideal customer profile, defined as customers that process on average over $500 a month in volume through the Payoneer platform. We are focused on growing the number of customers who fit our ideal customer profile, particularly those who process at least $10,000 a month in volume through our platform. We aim to do this through continued customer acquisition efforts and improved retention. Payoneer’s strategy to grow our base of active customers who fit our ideal customer profile involves leveraging our efficient go-to-market engine to acquire and engage with more SMBs. Payoneer has three primary acquisition channels: partnerships and other relationships with ecosystem participants such as e-commerce platforms, our direct sales and marketing team, and organic traffic which benefits from our strong brand and network effects. We are also focused on improving our customer retention through initiatives to drive improved service and experience, as well as differentiated pricing models and bundling of products and services.

Platform Investments to Deliver More Value to Customers and Drive Greater Average Revenue Per Customer

Payoneer is making meaningful investments in extending our financial stack to add additional and enhanced financial management capabilities and additional financial services, and in driving greater customer adoption of multiple products and services.

Pursue Strategic M&A and Partnerships

We believe there are many opportunities to deliver additional value to more customers more quickly by supplementing our organic product development with targeted acquisitions and strategic partnerships that add new capabilities or deeper geographic penetration to our platform. We serve a large customer base with complex and broad financial needs. This offers us the opportunity to acquire companies with synergistic product and service offerings. We have built a team that is focused on leading our efforts to identify strategic growth opportunities.

Seasonality

Given the diverse nature of our customers and their businesses, Payoneer’s revenues experience seasonal fluctuations as a result of consumer and business spending patterns. Historically, we have seen revenues increase in the fourth quarter of every year, primarily as a result of higher e-commerce sales during the holiday season.

Competition

Payoneer operates on a global scale and faces a very broad set of competitors. There are many types of payment providers that offer global payment services including global treasury banks that serve large corporate accounts; small local and regional banks that focus on serving local SMBs; FX companies that focus on serving SMB importers and exporters; global digital payment platforms like PayPal, Ant Group, Airwallex, or Wise; global card networks; Neobanks; SMB-focused B2B payment providers like Bill.com; mass payout service providers that specialize at providing services to enterprises and marketplaces; SMB AP/AR SaaS providers; merchant service providers like Adyen, Braintree and Stripe; and local companies that focus on enabling SMBs in one or more local markets to sell on digital marketplaces globally. For example, in China we face competition from a number of local payment providers that serve the large greater China region. In some cases, marketplaces provide their own payment capabilities to support payments to sellers.

Regulation

Payments Regulation

Various laws and regulations govern the payments industry in the U.S. and globally. Payoneer is licensed in multiple jurisdictions and, via its licensed entities, provides payment services to customers in over 190 countries and territories worldwide. In the U.S., Payoneer Inc. is a Money Services Business registered with the U.S. Treasury’s Financial Crimes Enforcement Network (FinCEN). Payoneer Inc. is a licensed money transmitter under the laws of all U.S. states where such license is necessary for our business, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. These licenses support the full range of Payoneer Account and payment services and among other obligations, subject us to reporting requirements, bonding requirements, certain limitations on the investment of customer funds and inspection by state regulatory agencies.

Outside of the U.S., we provide our payment services to customers through various regulated subsidiaries. The activities of those non-U.S. entities are supervised by the financial regulatory authority in the jurisdictions in which they operate and under which they are licensed to provide services. For example, in Europe we are licensed in Ireland by the Central Bank of Ireland (authorized pursuant to the European Union (“EU”) passporting rules to provide payment services under its license in all countries in the EEA). These regulatory authorities include the Australian Securities and Investment Commission in Australia, the Customs and Excise Department in Hong Kong, the Kanto Finance Bureau in Japan, the Monetary Authority of Singapore in Singapore, and the Financial Conduct Authority in the United Kingdom. Payoneer Inc. also acts as an Online Payment Gateway Service Provider (“OPGSP”) approved by the Reserve Bank of India, for the purpose of facilitating the collection of cross-border payments for Indian residents. In addition, Payoneer Canada Limited has applied to the Bank of Canada for a payment service provider license; Payoneer India Private Limited has applied to the Reserve Bank of India for a Payment Aggregator Cross Border license; and Payoneer Inc. has applied to the Israel Securities Authority for a payment services provider license. There are numerous other regulatory agencies that have or may assert jurisdiction. The laws and regulations applicable to the payments industry in any given jurisdiction are subject to interpretation and change.

Numerous laws and regulations govern the payments industry in the U.S. and internationally. Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to U.S. federal and state and foreign laws and regulations. As a cross-border digital payment platform, our business includes the facilitation, through our network of bank and local payment partners, of the acceptance and/or payout of funds. As such, we are subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate, including (but not limited to) those governing payment services (including payment processing and settlement services), stored value, cross-border and domestic money transmission, factoring, foreign exchange, anti-money laundering, and counter-terrorist financing. The legal and regulatory requirements applicable to us are extensive, complex, frequently changing, and increasing in number, and may impose overlapping and/or conflicting requirements or obligations. For example, Payoneer serves customers that are located in China by providing the offshore/non-resident part of the service under the regulatory framework of Payoneer Inc., while the local settlement leg in China is supported by Payoneer partners that are entities regulated by the People’s Bank of China (“PBOC”) and the State Administration of Foreign Exchange. These local partners include local banks and payment service providers. The PBOC may require foreign companies providing certain services to have a local license at a time to be determined by the PBOC. Accordingly, we have been working to obtain a local license through the acquisition of a local licensed entity. As described elsewhere in this Annual Report on Form 10-K, in August 2023 Payoneer (Guangzhou) Commerce Services Co., Ltd., a wholly owned subsidiary of the Company, entered into an agreement to purchase a locally licensed non-bank payments institution. In February 2025, we received the regulatory approvals in China required to complete this acquisition. The transaction is expected to close in the first half of 2025, subject to customary closing conditions and termination provisions provided for in the agreement.

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

Compliance with KYC Requirements

The licensed entities of Payoneer are subject to regulations related to customer identification and verification in the jurisdictions in which they onboard customers. We are committed to preventing the use of our financial products by persons who seek to launder the proceeds of criminal activity, finance terrorism, or conduct other criminal acts. Payoneer makes reasonable efforts appropriate to the circumstances to know and verify its customers and to monitor customer activity.

The KYC program is a critical component of the AML/CTF Program. KYC embodies the concept that, in order to identify what is unusual activity for a customer, one must have established a sufficient understanding of what is usual and expected activity, consistent with the purpose and intended usage of the account relationship. Activity that is outside the norm or inconsistent with an institution’s understanding may be suspicious and require reporting to the appropriate authorities, as necessary.

Payoneer’s KYC program includes: (i) policies and procedures for collecting and verifying information on the identity of customers and their businesses; (ii) policies and procedures for gathering further information about customers to gain a better understanding of the relationship and anticipated transaction activity, including a periodic review of the customer’s account information; and (iii) policies and procedures for monitoring customer activity throughout the lifecycle of the relationship.

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

Data Protection & Privacy Regulations

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

The data privacy and protection laws and regulations to which our business is subject may apply to personal information and data concerning our customers, employees or other third parties who interact with us, and include the California Privacy Rights Act of 2020, the Personal Information Protection and Electronic Documents Act, the CAN-SPAM Act, Canada Anti-Spam Law, the Telephone Consumer Protection Act, Section 5(c) of the Federal Trade Commission Act, the European Union’s General Data Protection Regulation (“GDPR”), and other laws, enactments, regulations or orders transposing, implementing, adopting, supplementing or derogating from, the GDPR in each EEA member state, including the Irish Data Protection Act 2018, the UK retained EU law version of GDPR as defined in the Data Protection Act 2018, and as amended from time to time (UK GDPR), the European e-Privacy Directive currently implemented through national European laws, the Data Security Law of the People's Republic of China, the Personal Information Protection Law of the People's Republic of China, Brazil’s Lei Geral de Proteção de Dados Pessoais (LGPD), the Australian Privacy Act of 1988, Singapore Personal Data Protection Act 2012, Hong Kong Personal Data (Privacy) Ordinance, Japan’s Act on the Protection of Personal Information, and other data protection or privacy legislation in force from time to time. These laws and their implementing regulations generally restrict certain collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of personal information. These laws may also impose requirements for the safeguarding and proper destruction of personal information and may impose obligations to provide notification of security breaches affecting personal information to authorities and individuals impacted by such breaches.

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

Human Capital

We are a company for entrepreneurs built by entrepreneurs. The people who work at Payoneer define Payoneer and help us to deliver on our mission – to connect the world’s underserved businesses to a rising, global economy. As of December 31, 2024, our workforce consisted of approximately 2,407 people (including full-time, part-time and temporary employees and full-time consultants) in 44 locations across 37 countries, of which approximately 55% are located in Israel. In addition, we also engage contractors to support our operations. Our team draws from a broad spectrum of backgrounds and experiences across technology, financial services and other areas.

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

Employee Wellness and Development

Our employees are our most valuable strength at Payoneer, so we invest heavily in attracting and retaining our talented employees. We are highly focused on the health, safety and wellbeing of our employees, providing them with access to a wide-reaching support network that prioritizes both physical and mental health and wellness. For example, we offer counseling and support through a Global Employee Assistance Program, participation in wellness and gym benefits, and a broad range of health care and other benefits.

We also offer a Top Talent program, which is a cohort-based leadership development program for director-level employees. Over the course of one year, high-potential leaders gain executive skills and a deep understanding of Payoneer's products, services, customers, and strategy. The program includes executive coaching, in-person learning events, and small group discussions with senior leaders.

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

Payoneer’s Global Week of Good

In 2024, we held our third global volunteer event with the Global Week of Good. Employees from 18 countries participated in service projects that support their local communities.

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

We consider our digital payment platform, which provides payment, financial, merchant, working capital and other services to companies, marketplaces, e-commerce sellers, freelancers, and others, to be our proprietary technology. The development and management of our platform require sophisticated coordination among many specialized employees. We believe that duplication of this coordination by competitors or individuals seeking to copy our platform would be difficult, and to protect our technology and our platform, we implement multiple layers of security.

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

Summary of the Material Risks Associated with Our Business

These risks include, but are not limited to, the following:

●	Our success depends on our ability to develop products and services to address or adapt to the rapidly evolving markets that we serve, and if we are not able to implement successful enhancements and new features for our platform, products and services, we could lose customers or have trouble attracting new customers, and our ability to grow may be limited.
●	If our counterparty financial institutions, banking partners or payment processors seek to terminate or adversely change our relationship due to regulatory, policy, commercial, our failure to comply with the applicable requirements of our counterparty, or any other reason, it may materially adversely affect our business.
●	Declines in e-commerce utilization generally, and any factors that reduce cross-border trade or cross-border digital commerce, make such trade or commerce more difficult or diminish e-commerce sales and/or limit activity of e-commerce marketplaces, could have a material adverse effect on our business, financial condition and results of operations.
●	Our failure to appropriately manage our customer funds, and our ability to retain and grow customer funds balances, could materially harm our business or our results of operations.
●	We are subject to risks associated with changes in interest rates, including their impact on interest income revenue and the market value of our time deposits and U.S. Treasury Securities, which could materially adversely affect our results of operations.
●	Our business may be materially adversely affected by geopolitical and other risks associated with global operations. As we continue to expand internationally, including within emerging markets, we may become more susceptible to these risks.
●	If we fail to comply with the applicable rules and policies of the payment network card schemes or the terms of a payment network card scheme license, they could seek to fine us, suspend us or terminate our participation license, as applicable, which could materially adversely affect our business.
●	If a marketplace were to prevent our customers from using our services to receive payments from such marketplace, or if we are unable to renew certain marketplace and enterprise customer contracts or to adjust certain contract components at favorable terms or we lose a significant enterprise or marketplace customer, our results of operations and financial condition may be materially adversely affected.
●	Substantial and increasingly intense competition in the worldwide financial services and payments industry, including on pricing and payment alternatives, could materially adversely affect our margins, business and results of operations. Competitive activity by our partners and enterprise customers that insource payment services or directly compete against our services could materially adversely affect our business.
●	Failure to effectively deal with bad, fraudulent or fictitious transactions and material internal or external fraud could materially negatively impact our business.
●	Use of our payment services for illegal purposes could materially harm our business.
●	Cyberattacks and security vulnerabilities, unauthorized disclosure, destruction or modification of data, through cybersecurity breaches, computer viruses or otherwise, or disruption of our services, can result in material harm to our reputation, business, financial condition and results of operations.
●	We rely on third parties to provide services and could be materially adversely impacted if they fail to fulfill their obligations or if our arrangements with them are terminated and suitable replacements cannot be found on commercially reasonable terms or at all.
●	Our business depends on our strong and trusted brand, and failure to maintain and protect our brand, or any damage to our reputation, or the reputation of our partners, could have a material adverse effect on our business, financial condition or results of operations.

●	Our systems and our third-party providers’ systems may be subject to system failures or capacity constraints, and resulting interruptions in the availability of our platform, products, or services, including the accessibility of our solutions through mobile devices, could materially harm our business.
●	Our business is subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate, including (but not limited to) those governing cross-border and domestic money transmission, foreign exchange, privacy, data protection, deposit taking, factoring, stored value and payment services (including payment processing and settlement services). The legal and regulatory requirements applicable to us are extensive, complex, frequently changing, and increasing in number, and may impose overlapping and/or conflicting requirements or obligations in a variety of jurisdictions. Failure to comply could subject us to significant fines and other material adverse consequences.
●	Failure to comply with anti-money laundering, anti-bribery, economic and trade sanctions regulations and similar laws, could subject us to penalties and other material adverse consequences.
●	As a significant portion of our revenue is generated from China, any negative impact to our ability to serve customers based in China could materially adversely affect our results and exacerbate the other risks set forth herein.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC.

Risks Related to Our Business and Industry

Our success depends on our ability to develop products and services to address or adapt to the rapidly evolving markets that we serve, and if we are not able to implement successful enhancements and new features for our platform, products and services, we could lose customers or have trouble attracting new customers, and our ability to grow may be limited.

The markets for our products and services are characterized by constant and rapid technological changes, (including increasing adoption and development of artificial intelligence), frequent introduction of new products and services, and increasing customer expectations. Our ability to update our platform, to enhance our current products and services and to develop and introduce innovative products and services can significantly affect our future success. We may not be successful in developing, marketing or selling new products and services or in updating our platform in a way that meets these demands or achieve market acceptance. We must anticipate and respond to these changes in order to remain competitive within our relevant markets. Our ability to continue to develop innovative products and services for our customers could have an impact on our ability to retain customers and on their continued use of our platform. In addition, developing new and competitive services and offerings in response to industry-wide standards, including those related to safety and security, as well as evolving regulatory requirements, may require significant investment. If we are unable to anticipate or respond or adapt to technological or regulatory changes or evolving industry standards and demands on a timely basis, our ability to remain competitive, and our results of operations, could be materially adversely affected.

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

If our counterparty financial institutions, banking partners or payment processors seek to terminate or adversely change our relationship due to regulatory, policy, commercial, our failure to comply with the applicable requirements of our counterparty, or any other reason, it may materially adversely affect our business.

We are dependent on our relationships with a number of third-party financial institutions, banking partners and payment processors to support our operations, with services such as collection, payment, processing and clearing, and settlement for the transactions we service, as well as holding and disbursement of customer funds. Without these relationships, we would not be able to process payments or settle transactions in relevant markets. In the event our agreement or relationship with a third-party financial institution, bank partner or payment processor is terminated or adversely changes due to regulatory, policy, commercial, our failure to comply with the applicable requirements of our counterparty, or any other reason, or if upon its expiration we are unable to renew the agreement on terms favorable to us, or at all, it may be difficult for us to replace these services which may materially adversely affect our operations and profitability.

These agreements and relationships may give our counterparties substantial discretion in approving certain aspects of our business practices, including our application and qualification procedures for customers and require us to comply with certain legal and operational requirements. Discretionary actions of our counterparties under these agreements and relationships could impose material limitations to, or have a material adverse effect on, our business, financial condition and results of operations. Furthermore, our financial results could be materially adversely affected if our costs associated with such relationships materially change or if any penalty or claim for damages which may be material is imposed as a result of our breach of the agreement with them or their other requirements. These relationships are also subjects to the risks associated with third-party service providers and vendors in general, as more fully described elsewhere in this Risk Factors section.

In addition, given we have significant amounts of cash, cash equivalents, receivables and other current and non-current assets outstanding, including assets underlying our customer balances and other investments on deposit or in accounts with banks or other financial institutions in the United States and other countries in which we operate, we may be, and have been, exposed to the risk of default by, or deteriorating operating results or financial condition or failure of, these counterparty financial institutions. The risk of counterparty default, deterioration, or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one or more of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover our assets that are deposited, held in accounts with, or otherwise due from, such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings, as has previously occurred, and we could incur significant losses or suffer reputational damage, which could materially and negatively impact our results of operations and financial condition.

Declines in e-commerce utilization generally, and any factors that reduce cross-border trade or cross-border digital commerce, make such trade or commerce more difficult or diminish e-commerce sales and/or limit activity of e-commerce marketplaces, could have a material adverse effect on our business, financial condition and results of operations.

We generate significant portions of our volume by processing online payments from marketplaces and e-commerce platforms to merchants and generate significant portions of our revenues from merchants’ utilization of the payments they receive. Any decline in e-commerce utilization or cross-border trade or cross-border digital commerce could materially adversely affect our business. The extent of such impact will depend on a variety of highly uncertain factors any of which could lead to a decrease in e-commerce utilization or cross-border trade or cross-border digital commerce, including general macroeconomic trends and global economic conditions, such as inflation and recessionary conditions impacting business and consumer spending, changes in government regulation, users’ access to the internet, user preference, consumer behavior, actual or perceived online security concerns or the effects of widespread health epidemics. For example, the COVID-19 pandemic drove a shift in buying patterns from brick-and-mortar stores to e-commerce, while the reopening of economies, coupled with inflation, supply chain disruptions and consumer purchasing behavior changes, drove a softening in e-commerce growth rates.

In addition, cross-border trade (i.e., transactions where the merchant and buyer are in different countries) is imperative to our business as a source of revenue and profits. Cross-border transactions generally provide payment providers higher revenues and operating income than similar transactions that take place within a single country or market. Cross-border trade also represents our primary (and in some cases, our only) presence in certain important markets. Cross-border trade is subject to, and may be negatively impacted by, foreign currency exchange rate fluctuations as well as other macro-economic conditions and governmental and other actions that restrict or otherwise impact such cross-border trade. In addition, the interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the merchant and of the buyer) are often extremely complicated in the context of cross-border trade and foreign exchange. Changes to or the interpretation and/or application of laws and regulations applicable to cross-border trade and foreign exchange could further impose additional requirements and restrictions, increase costs, and present conflicting obligations. Any factors that increase the costs of cross-border trade for us or our customers or that restrict, delay, or make cross-border trade more difficult or impractical, such as trade policies or higher tariffs (as recently threatened or imposed by certain countries, including the U.S.), and general macroeconomic trends and global economic conditions, could reduce our cross-border transactions and volume, materially and negatively impact our revenues and profits and materially harm our business.

Our failure to appropriately manage our customer funds, and our ability to retain and grow customer funds balances, could materially harm our business or our results of operations.

We hold a substantial amount of funds belonging to our customers, including balances in customer accounts and funds in process of being remitted, at third-party financial institutions in the form of either demand deposits, time deposits, or U.S. Treasury Securities. We hold, and in certain jurisdictions are required to hold and segregate, eligible liquid assets equal to at least 100% of the aggregate amount of all customer funds held by our licensed entities. Our ability to manage and accurately account for the assets underlying our customer funds and comply with applicable liquid asset requirements and applicable regulations requires a high level of internal controls. As our business continues to grow and we expand our product offerings, we must continue to strengthen our associated internal controls. Our continued success requires that our customers have confidence in our ability to properly manage customer balances and handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to appropriately manage our customer funds in compliance with applicable regulatory requirements could result in reputational harm, lead customers to discontinue or reduce their use of our products, to withdraw funds held with us and could result in significant penalties and fines and additional restrictions, each of which could materially harm our business and could materially adversely affect our results of operations.

Since we transfer and hold large amounts of funds for our customers, our trustworthiness and reputation are fundamental to our business. The occurrence of any operational disruptions or errors due to, for example, software defects, service disruptions, employee misconduct, security breaches, or other similar actions, omissions or errors on our platform could result in material financial losses to our business and our customers, damage to our reputation, or termination of our agreements with financial institutions and partners, each of which could result in loss of customers; lost or delayed market acceptance and sales of our platform; legal claims against us; regulatory enforcement action; or diversion of our resources, including through increased service expenses or financial concessions, and increased insurance costs. There can be no assurance that the insurance we maintain will be available or sufficient to cover any losses. If we suffer significant losses or reputational harm as a result, our business, operating results, and financial condition could be materially adversely affected.

When customers seek access to their cash balances, our primary source of liquidity is comprised of our demand deposits held at financial institutions. The availability of these funds could be impacted by the financial condition of the institutions within our network of providers. Given the above, and since we hold the funds underlying our customer balances with multiple banks globally, we are also subject to the risks described elsewhere in this Risk Factor section that relate to the reliance on services provided by third parties and the dependency on banks and other financial institutions.

Additionally, and in connection with our interest rate risk management strategy implemented in 2024, changes in interest rates affect the market value of our time deposits and U.S. Treasury Securities. As market interest rates change, we could face a scenario where our time deposits and U.S. Treasury Securities would be redeemable at a price below their carrying value. In addition, interest rate changes that result in material realized or unrealized differences in the fair value of our time deposits and U.S. Treasury Securities versus their carrying value, could negatively impact market and customer perceptions of the Company, potentially leading to increased withdrawals of funds which could materially impact our operations.

In addition, as noted elsewhere in our Risk Factors, our success depends on our ability to develop products and services to address or adapt to the rapidly evolving markets that we serve, including our ability to implement successful enhancements and new features for our platform, products and services. If we are unable to do so, we could lose customers or have trouble attracting new customers, and this, as well as macro-economic and geopolitical conditions more generally, including those factors discussed further elsewhere in our Risk Factors, each could result in a decline in customer balances, which would reduce our revenue from interest income and could materially adversely impact our results of operations.

We are subject to risks associated with changes in interest rates, including their impact on interest income revenue and the market value of our time deposits and U.S. Treasury Securities, which could materially adversely affect our results of operations.

A portion of our earnings are derived from interest income earned on both corporate funds and customer funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies and, of particular relevance for us, the Federal Reserve. Between 2022 and 2023, the Federal Reserve raised the benchmark interest rate by 525 basis points, which benefitted our earnings during the year ended December 31, 2023. In 2024, we continued to benefit from relatively higher interest rates in the U.S., while also the U.S. Federal Reserve cut the benchmark interest rate by 100 basis points and there remains uncertainty as to the timing and magnitude of future interest rate changes. Any future decline in interest rate levels may reduce our ability to earn interest income on customer balances and/or corporate funds. While any such decline in interest rates may, generally speaking, be expected to encourage growth in economic activity, including consumer and business spending, this may not be sufficient to offset any adverse effect on our results of operations.

As further discussed above, changes in interest rates could affect the market value of our time deposits and U.S. Treasury Securities such that they are redeemable at a price below their carrying value.

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

Our business is subject to risks associated with doing business internationally. Operating in or providing services to customers in foreign countries, including Israel, Greater China and other Asian countries, Ukraine and other European countries, subjects us to multiple risks that may have a material adverse effect on our results of operations, including:

●	geopolitical events, including acts of war, nationalism and terrorism, natural disasters, public health issues (such as the COVID-19 pandemic and its variants), social unrest or human rights issues;
●	differing local product preferences and product requirements;
●	partial or total expropriation of international assets;
●	economic sanctions and trade protection measures, including tariffs (as recently threatened or imposed by certain countries), import-export restrictions, or boycotts;
●	differing enforceability and protection of intellectual property and contract rights;
●	different, uncertain, or more stringent user protection, data protection, privacy, and other laws; and
●	potentially negative consequences from changes in or interpretations of tax laws or policies.

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

Additionally, approximately 55% of our global employee base, including certain management members and approximately 78% of our research and development resources, are employed by our Israeli subsidiary, Payoneer Research & Development Ltd. Accordingly, political, economic, military, and regional conflict conditions in Israel and the surrounding region may directly affect our business and operations. Since October 7, 2023, Israel has been at war with Hamas and Hezbollah, and exchanged attacks with Iran and other proxies of the regime. The state of the ongoing conflict remains highly uncertain and could worsen or expand which can further impact economic conditions and activity in Israel, the region and the broader global economy, including revenues from customers located in the region. Our operations could be disrupted by, for example, the prolonged absence of a large number of employees due to Israel military service call-ups. While revenues derived from customers based in Israel were insignificant for the year ended December 31, 2024, and, at this time, an insignificant portion of our Israeli workforce have been called to military reserve duty, further escalation, expansion, or prolonged continuation of the conflict may have a material adverse effect on our results of operations.

Violations of the complex foreign and United States laws, rules and regulations that apply to our international operations, including violations of any sanctions, can result in fines which may be material, criminal actions, or sanctions against us, our officers, or our employees, or other enforcement actions; prohibitions or limits on the conduct of our business; the diversion of operational resources; and damage to our reputation. Our policies and procedures may not be effective in preventing violations by our employees, contractors, vendors or agents. These risks are inherent in our international operations and their expansion may increase our costs of doing business internationally, and could materially harm our business, results, and reputation. In addition, we may from time to time undertake projects and make investments in countries in which we have little or no previous investment or operating experience. We may not be able to fully or accurately assess the risks of investing in such countries, or may be unfamiliar with the laws and regulations in such countries governing our investments and operations. As a result, we may be unable to effectively implement our strategy in new jurisdictions. Investment opportunities in certain jurisdictions also may be restricted by legal limits on foreign investment in local assets or classes of assets.

If we fail to comply with the applicable rules and policies of the payment network card schemes or the terms of a payment network card scheme license, they could seek to fine us, suspend us or terminate our participation license, as applicable, which could materially adversely affect our business.

Payoneer (through our subsidiary) is licensed by Mastercard as a card issuer and is engaged with other Mastercard-licensed card issuers and is registered as a card program manager. Payoneer is also (through subsidiaries) registered as a payment facilitator with Mastercard and Visa and is engaged and registered with several acquirers as a merchant. As such, we are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for certain acts or omissions by us. In addition, we are subject to the Payment Card Industry (“PCI”) Data Security Standard enforced by the major card brands, and are listed with Mastercard as an SDP compliant service provider.

The failure to comply with these rules can result in the imposition of monetary fines which may be material, and our member registrations or certifications could be suspended or terminated. The suspension or termination of our member registrations or certifications, or any changes to the association and network rules, that we do not successfully address, or any other action by the card networks to restrict our ability to process transactions over such networks, could limit our ability to provide transaction processing services to customers and result in a significant reduction of revenue or increased costs of operation, which, in either case, could have a material adverse effect on our business and results of operations. Our removal from networks’ lists of Data Security Standard compliant service providers could mean that existing customers, partners or other third parties may cease using or referring our services. Also, prospective customers, partners or other third parties may choose not to consider us for their processing needs. In addition, the card networks could refuse to allow us to process through their networks. Any of the foregoing could materially adversely impact our business, financial condition or results of operations.

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

If a marketplace were to prevent our customers from using our services to receive payments from such marketplace, or if we are unable to renew certain marketplace and enterprise customer contracts or to adjust certain contract components at favorable terms or we lose a significant enterprise or marketplace customer our results of operations and financial condition may be materially adversely affected.

A significant portion of our revenues is derived from SMBs and entrepreneurs that sell on or through large marketplaces and enterprise customers ecosystems. The loss of business associated or connected with a large marketplace or ecosystem could materially harm our business, results of operations and financial condition. For example, the payments our customers received from Amazon marketplaces around the world generated 23% of our revenues during the year ended December 31, 2024, and accordingly, should Amazon change eligibility or other requirements for approved payment service providers on its platforms such that we are negatively impacted, our financial condition and results of operations may be materially adversely impacted. For more information, please see Note 2 – Significant Accounting Policies, “Concentration of Risks”, to our consolidated financial statements included in Item 8 – Financial Statements and Supplementary Data of this report.

Our relationships with marketplaces and enterprises serve as an important component of our customer acquisition infrastructure. Our ability to acquire new customers could be materially harmed if we are unable to access these ecosystems, or enter into or maintain these relationships on terms that are commercially reasonable to us, or at all. In addition, to the extent we renew our existing marketplace and enterprise customer contracts or are required to adjust certain terms or components in existing contracts, such renewals or adjustments may be on less favorable terms than our existing contracts. The above can materially impact revenue, expenses, profitability, and earnings. With certain of our marketplaces and enterprise customers, we utilize certain incentive structures to compensate the marketplace or enterprise for customer acquisition. As a result, the nature and profitability of these arrangements can vary throughout the periods of their term, which can materially impact our results of operations.

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

Many of the areas in which we compete evolve rapidly with changing and disruptive technologies (including artificial intelligence), shifting user needs, and frequent introductions of new products and services. Competition also may intensify as businesses enter into business combinations and partnerships, which may include periods of exclusivity, and established companies in other segments expand to become competitive with different aspects of our business. In addition, some payment service provider competitors, including those focused on certain peer to peer business cases or specific regional corridors, may choose to become direct participants in local payment schemes, allowing them to offer more attractive fees and therefore to more effectively compete for certain segments or corridors compared to us. Competition could result in a loss of existing customers, and greater difficulty attracting new customers. Furthermore, if competition causes us to reduce the fees we charge in order to attract or retain customers, there is no assurance we can successfully control our costs in order to maintain our profit margins. One or more of these factors could have a material adverse effect on our business, financial condition and results of operations.

There are a number of payment service providers that offer global payment services, including global treasury banks that serve large corporate accounts; small local banks that focus on serving local SMBs; FX companies that focus on serving SMB importers and exporters; global digital payment platforms like PayPal, Ant Group, Airwallex or Wise; global card networks; Neobanks; SMB-focused business-to-business (“B2B”) payment providers like Bill.com; mass payout service providers that specialize in providing services to enterprises and marketplaces; SMB AP/AR SaaS providers; merchant service providers like Adyen, Braintree and Stripe; and local payment service providers that focus on enabling SMBs in one or more local markets to sell on digital marketplaces globally. In China, for example, we face a highly competitive market with a combination of global digital payment platforms such as WorldFirst and Airwallex and local payment providers including PingPong and LianLian. We are also facing competitive pressure from non-traditional payment service providers and other parties entering the payments industry, such as Google, Apple, Alibaba, Amazon and Meta, who compete in one or more of the functions performed on our payment platform. These companies have significant financial resources and robust networks and are highly regarded by consumers. If these companies gain a greater share of total e-commerce payment transactions or if we are unable to successfully react to changes in the industry spurred by the entry of these new market participants, it could have a material adverse effect on our business, financial condition and results of operations. In addition, cryptocurrencies like Bitcoin and Ethereum; blockchain based payment systems like Ripple; and central bank digital currencies, all have the potential to be used to support cross-border payments and could offer alternatives to businesses and other users and become more significant competition in the future.

If we are not able to differentiate our products and services from those of our competitors, price our products competitively, provide added value to our customers, or effectively and efficiently align our resources with our goals and objectives, we may not be able to compete effectively in the market.

Failure to effectively deal with bad, fraudulent or fictitious transactions and material internal or external fraud could materially negatively impact our business.

We have been, and may in the future be, subject to liability for fraudulent transactions, including electronic payments and card transactions or credits initiated by customers. Examples of fraud include when a party knowingly uses a stolen or counterfeit credit, debit or prepaid card, card number or other credentials to record a false sales transaction, processes an invalid card or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. In addition, we are subject to the risk that our employees, counterparties or third-party service providers commit fraudulent activity against us or our customers. Bad actors and criminals around the world are using increasingly sophisticated methods to engage in illegal activities, including those involving personal data, such as counterfeiting, account takeover, fraud, unauthorized use of another’s identity or payment information, unauthorized acquisition or use of credit or debit card details and other fraudulent use of another’s identity or information. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud, or otherwise effectively administer our chargeback responsibilities, would increase our chargeback liability and exposure to fines or other liabilities and could result in the loss of banking relationships or other operational relationships or expose us to the other risks associated with failure or perceived failure to comply with regulations described elsewhere in this Risk Factors section. The above could have a material adverse effect on our business, results of operations and financial condition.

Use of our payment services for illegal purposes could materially harm our business.

We offer our payment services to a large number of customers. We are responsible for vetting and monitoring these customers and determining whether the transactions we process for them are lawful and legitimate. In configuring our services, we face an inherent trade-off between security and customer convenience. Our payment services are susceptible to potentially illegal or improper uses, including money laundering, terrorist financing, illegal online gambling, fraudulent sales of goods or services, illegal sales of marijuana and related business products, pharmaceuticals, cigarettes, weapons, obscene or pornographic materials, or the facilitation of other illegal activity. In addition, the highly automated nature of, and liquidity offered by, our payment services make us a target for illegal or improper uses, including fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card or bank account numbers, or other deceptive or malicious practices, including the hacking of bank accounts, can potentially steal significant amounts of money from businesses like ours.

When our products and services are used to process illegitimate transactions, and we settle those funds to recipients and are unable to recover them, we suffer losses and liability. The use of our payment services for illegal or improper uses has and may from time to time subject us to fines which may be material, claims, or government and regulatory investigations, inquiries, or requests that could result in liability and reputational harm for us. These types of illegitimate, as well as unlawful, transactions can also expose us to governmental and regulatory sanctions in various jurisdictions (including U.S. anti-money laundering and economic sanctions violations). Certain activity that may be legal in one jurisdiction may be illegal in another jurisdiction, and a customer may be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Changes in applicable laws and regulations have increased the penalties for intermediaries providing payment services for certain illegal activities, and government authorities may consider additional payments-related proposals from time to time. Owners of intellectual property or government authorities may seek to bring legal action against providers of payments solutions, including Payoneer, that may provide payment services in connection with the sale of products that actually or allegedly infringe, misappropriate or otherwise violate intellectual property. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could materially harm our business.

Cyberattacks and security vulnerabilities, unauthorized disclosure, destruction or modification of data, through cybersecurity breaches, computer viruses or otherwise, or disruption of our services, can result in material harm to our reputation, business, financial condition and results of operations.

In conducting our business, we collect, process, transmit, store, use and share sensitive business information and personally identifiable information (“PII”) about our customers, financial institution partners, vendors, and other parties. This information may include account access credentials, credit and debit card numbers, bank account numbers, social security numbers, passport/ID numbers, driver’s license numbers, names and addresses and other types of sensitive business information or PII, including copies of documents thereof. Some of this information is also collected, processed, stored, used, shared and transmitted by our software and financial institution partners, third-party service providers to whom we outsource certain functions and other vendors. We are subject to a number of legal requirements, regulations, contractual obligations and industry standards regarding security, data protection and privacy and any failure to comply with these requirements, regulations, obligations or standards could have a material adverse effect on our reputation, business, financial condition and operating results. We also have certain responsibilities to payment networks and their member financial institutions for any failure, including the failure of our associated third-party service providers, to protect this information. Information security risks for financial and technology companies such as ours have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Because of our position in the payments value chain, we believe that we are likely to continue to be a target of such threats and attacks. Additionally, geopolitical events and resulting government activity could also lead to information security threats and attacks by affected jurisdictions and their sympathizers. As artificial intelligence capabilities continue to evolve, they may be used to identify vulnerabilities and craft sophisticated cybersecurity attacks. Vulnerabilities may be introduced from the use of artificial intelligence by us, our customers, vendors and other business partners and third-party providers. If these attempts are successful it could lead to the compromise of sensitive or confidential business information or PII.

In addition, our products, services and customers may themselves be targets of cyberattacks that attempt to sabotage or otherwise disable them, and the defensive and preventative measures we take ultimately may not be able to effectively detect, prevent, or protect against or otherwise mitigate losses from all cyberattacks. We have in the past, and may in the future, be the target of malicious third-

party attempts to identify and exploit system vulnerabilities, and/or penetrate or bypass our security measures, in order to gain unauthorized access to our platform and systems. Our computer systems could be, and the computer systems of our third-party service providers and software partners, as well as those of other entities, have been and in the future could be subject to breaches, and our data protection measures may not prevent unauthorized access. These attempts can lead to the compromise of sensitive or confidential business information or PII or result in the accounts of our customers being otherwise compromised, leading to financial losses to our customers or to our business. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect. The systems and procedures we have in place to defend against intrusion and attack and to protect our data may not be sufficient to counter all current and emerging technology threats.

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

Further, while we select our third-party service providers carefully, we do not control their actions and we cannot provide assurance that the contractual requirements related to security and privacy that we impose on our service providers who have access to customer data will be followed or will be adequate to prevent the unauthorized use or disclosure of such data. Any problems experienced by these third-parties, including those resulting from breakdowns or other disruptions in the services provided by such parties or cyber-attacks and security breaches, could materially adversely affect our ability to service our customers or otherwise conduct our business.

Our cyber errors and omissions insurance coverage that covers certain aspects of cyber risks may be insufficient to cover all losses. The successful assertion of one or more large claims against us in this regard that exceed our available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our reputation and our business, financial condition and results of operations. We also cannot ensure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim.

Use of technologies based on artificial intelligence by our employees, whether authorized or unauthorized, may increase the risk that PII, our intellectual property and other proprietary information will be unintentionally disclosed, compromised, or that we may infringe on the intellectual property rights of others. We could also be subject to liability for claims relating to misuse of PII, such as unauthorized marketing purposes and violation of consumer protection or data privacy laws. In addition, federal, state and foreign rules and regulations may require us to notify authorities as well as individuals of data security incidents involving certain types of PII or information technology systems. In addition, we have agreed in certain agreements to take certain protective measures to ensure the confidentiality of customer data. The costs of systems and procedures associated with such protective measures may increase and could adversely affect our ability to compete effectively. Any failure to adequately enforce or provide these protective measures could result in liability, protracted and costly litigation, governmental and card network intervention and fines and, with respect to misuse of PII of our customers, lost revenue and reputational harm.

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

We rely on third parties to provide services and could be materially adversely impacted if they fail to fulfill their obligations or if our arrangements with them are terminated and suitable replacements cannot be found on commercially reasonable terms or at all.

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

Some of these third-party service providers and vendors provide similar services and technology to our competitors, and we do not have long-term or exclusive contracts with them. Our systems and operations or those of our third-party service providers and software providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, cyber-attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. In addition, we may be unable to renew our existing contracts with our most significant service providers or they may stop providing or otherwise supporting the products and services we obtain from them, and we may not be able to obtain these or similar products or services on the same or similar terms as our existing arrangements, if at all. Our third-party service providers might fail to perform their obligations and provide the products and services we obtain from them in a timely manner for any reason. The above could materially adversely affect our operations and profitability due to, among other consequences: loss of revenues; loss of customer data, including PII; fines imposed by payment networks; harm to our business or reputation resulting from negative publicity; exposure to fraud losses or other liabilities; additional operating and development costs; or diversion of management, technical and other resources.

Our business depends on our strong and trusted brand, and failure to maintain and protect our brand, or any damage to our reputation, or the reputation of our partners, could have a material adverse effect on our business, financial condition or results of operations.

We have developed a strong and trusted brand that has contributed significantly to the success of our business. We believe that maintaining and promoting our brand in a cost-effective manner is critical to achieving widespread acceptance of our products and services and expanding our base of customers and partners.

Maintaining and promoting our brand will depend largely on our ability to continue to provide useful, reliable, secure, and innovative products and services, as well as our ability to maintain trust and remain a global financial services leader. We may introduce, or make changes to, features, products, services, privacy practices, pricing, content, collaborations, or terms of service that customers do not like, which may materially adversely affect our brand. Our brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business could be materially adversely affected.

Harm to our brand can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality, inadequate protection or misuse of PII, compliance failures and claims, bad actors which target Payoneer or its customers, litigation and other claims, smear campaigns, and misconduct by our partners, customers or other counterparties. We have been, from time to time and, may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our brand and deter customers from adopting our services. Any negative publicity about our industry or our company, the quality and reliability of our products and services, our compliance and risk management processes, changes to our products and services and their terms, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory licensing and infrastructure, and the experience of our customers with our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain a strong and trusted brand, our business could be materially adversely affected.

Inflation can have a material adverse effect on our business and our customers.

Inflation can have a major impact on our results of operations. Inflation decreases the value of money and can erode the purchasing power of individuals and businesses, making it more difficult for them to afford goods and services, and requiring them to spend a larger share of their wallet on essential purchases. Therefore, the growth in the e-commerce market and cross-border trading may be adversely affected by a high inflation environment, such as the one seen in the U.S. in recent years, which can be further exacerbated by macroeconomic changes (such as the tariffs recently imposed or threatened by certain countries), and subsequently the volumes flowing through our platforms and earnings can be materially adversely impacted. Additionally, high or rapidly increasing inflation can also lead to uncertainty and instability in financial markets in general, which can materially adversely impact our financial performance.

Global pandemics and other major public health crises may materially impact our business, results of operations and financial condition.

Global pandemics, such as the COVID-19 pandemic, and other global public health issues may materially and variably impact our operations and the operations of our customers and business partners locally and globally, and therefore our business, results of operations, and financial condition. For example, during the height of the COVID-19 pandemic, we were adversely affected by a decline in global travel and volatile global economy, while at the same time benefited from an increase in e-commerce transactions. The extent and materiality of such impact will depend on developments that are highly uncertain and difficult to predict, including, but not limited to, the duration, location and spread of an outbreak or crises, its severity, the actions to contain the pandemic or crises or treat its impact, the way an outbreak and the remedial measures taken in response affect consumer sentiment and spending behavior, and how quickly and to what extent normal economic and operating conditions can resume.

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

We have a past history of net losses, and we may not be able to achieve or maintain profitability in the future.

While we recorded net income for the years ended December 31, 2024 and 2023, we incurred a net loss of $12.0 million in the year ended December 31, 2022. We intend to continue to make significant capital and marketing investments in our business to support and drive growth. Each initiative may not result in increased revenue or growth on a timely basis or at all. Such initiatives include increasing spending on new and existing products and services. If we are unable to generate adequate revenue growth and manage our expenses, our results of operations and operating metrics may fluctuate and we may incur material losses, which could cause the market price of our common stock to materially decline.

Failure to protect, enforce and defend our intellectual property rights, which may diminish our competitive advantages or interfere with our ability to market and promote our products and services, and claims that we infringe, misappropriate or otherwise violate third parties’ intellectual property rights, could have a material adverse effect on our business. We also use open-source software and may be subject to claims from licensors related to ownership and use rights.

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

In addition, we use open-source software in connection with our proprietary software and expect to continue to use open-source software in the future. Some open-source licenses require licensors to provide source code to licensees upon request, prohibit licensors from charging a fee to licensees or require licensors to make available any derivative works of the open-source code on unfavorable terms or at no cost, and we may be subject to such terms. We cannot guarantee that we can successfully insulate our proprietary code from the effects of such open-source license provisions. Accordingly, we may face claims from others claiming ownership of, or seeking to enforce the license terms applicable to such open-source software, including by demanding release of the open-source software, derivative works or our proprietary source code that was developed or distributed with such software. In addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could materially harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.

These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software. In addition, if the license terms for the open-source code change, we may be forced to re-engineer our software or incur additional costs. Any of the above could have a material negative effect on our business and results of operations.

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

Additionally, electronic payment products and services, including ours, have been, and could continue to be in the future, specifically targeted, and could be penetrated or disrupted by hackers, as described elsewhere in this section. Because the techniques used to obtain unauthorized access to data, products, and services and to disable, degrade, or sabotage them change frequently and may be difficult to detect or remediate for long periods of time, we and our customers may be unable to anticipate these techniques to implement adequate preventative measures to stop them. If we, our customers or third-party service providers are unable to anticipate or prevent these attacks, our customers’ businesses may be harmed, our reputation could be damaged, and we could incur significant liability.

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

We have experienced and will likely continue to experience denial-of-service and other cyberattacks, system failures, security incidents, and other events or conditions that interrupt the availability or reduce the speed or functionality of our products and services. These events may result in material loss of revenue. In addition, they could result in significant expense to repair or replace damaged equipment and remedy resultant data loss or corruption. A prolonged interruption in the availability or reduction in the speed or other functionality of our products or services could materially harm our reputation and business. Frequent or persistent interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and business. Moreover, we have in the past, and may in the future, be subject to claims by customers seeking compensation arising as a result of temporary system inoperabilities. Future claims, even if unsuccessful, could be time-consuming and costly for us to address.

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

We are subject to risks related to changes in currency rates as a result of our international operations and multi-currency customer transactions and from revenues generated in currencies other than the United States dollar. These risks include transaction risk, which occurs when the exchange rate we offer to customers differs from the rate at which we execute corresponding trades with financial institutions, leading to potential gains or losses. This risk is further impacted by timing mismatches, bulk currency purchases for liquidity management, and internal customer balance conversions that are not immediately offset by external bank transactions. We also manage translation risk, as we hold assets (primarily cash in banks) and liabilities (primarily customer balances) in multiple currencies, which are revalued into U.S. dollars for financial reporting purposes. Any of the above may materially adversely affect our reported financial position and results of operations.

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

As a multinational organization operating in multiple jurisdictions, including but not limited to the U.S., the EU, the UK, Israel, Hong Kong, Singapore, India and China, we are subject to increasingly complex tax laws and regulations in several jurisdictions, the application of which can be uncertain. The amount of taxes we are required to pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws, potential disputes around transfer prices implemented and precedents, which could have a material adverse effect on our business. Such material adverse effect may include the value of any tax loss carryforwards, tax credits recorded on our balance sheet, the amount of our cash flow, our liquidity, financial condition and results of operations.

An increasing number of jurisdictions have enacted, or are planning to enact, tax legislation consistent with the Organization for Economic Co-operation and Development’s (“OECD”) proposal for a global minimum tax of 15% on reported profits (Pillar Two of the OECD Model Rules). Such legislation is generally effective for tax years beginning January 1, 2024. While existing legislation related to a global minimum tax did not adversely impact our effective tax rate for the year ended December 31, 2024, our effective tax rate and cash tax payments may be adversely affected in future years as a result of these changes.

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

We are subject to regular review and audit by the relevant tax authorities in the jurisdictions in which we operate and as a result, the authorities in these jurisdictions could review, and in some cases are reviewing, our tax returns and may impose additional significant taxes, interest and penalties, challenge the transfer pricing policies adopted by us, claim that our operations constitute a taxable presence in different jurisdictions and/or that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination is made.

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

We are subject to risks relating to our Working Capital products, including collection risk, regulatory risk, and risks associated with the availability of capital for our Working Capital products.

The Working Capital products we provide are generally in the form of “merchant capital advances,” (i.e., purchase of future unsecured receivables from our customers). There is no economic recourse available to us in the event that the future receivables are not generated. Adverse changes in macroeconomic conditions or performance of our customers’ business could cause some of our customers who utilize our Working Capital products to cease operating or to experience a decline in their payment receipts, thereby rendering the receivables lower than the amount advanced and/or causing the repayment period to be extended beyond the original settlement term. With a merchant capital advance, the speed of settlement determines our effective yield, so any extension of settlement periods would be expected to reduce the effective yield we receive on such product. Further, we devote resources to collecting, and from time to time are unable to recover, some purchased receivables, which may have a material adverse effect on our results. In addition, adverse changes in macroeconomic conditions could lead to a decrease in the number of our customers who are eligible for our Working Capital products.

Merchant capital advances are subject to limited regulatory scrutiny in most jurisdictions, but some regulatory bodies may take a view that merchant capital advances should be subject to licensing requirements. Under such circumstances, or if the terms upon which we are able to offer merchant capital advances were required to be changed in order to comply with any requirements imposed by a regulatory body, we may need to pursue changes to the current model or pursue an alternative model for providing our Working Capital products. Substantial changes of the model may lead to a loss or modification of our financing facilities and as a result, this portion of our business may be materially adversely affected.

We currently fund our Working Capital product offering through balance sheet cash, and are subject to risks associated with the availability of capital for our Working Capital products.

We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs, and any future indebtedness may restrict our operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

We fund our operations primarily through cash from operations. While we believe that our existing cash and cash equivalents are sufficient to meet our working capital needs and planned capital expenditures, there is no guarantee that this will continue to be true in the future. In the future, we may require additional capital to respond to business opportunities or other unforeseen circumstances and may decide to engage in equity, equity-linked, or debt financings or enter into credit facilities. We may not be able to secure any such additional financing on favorable terms, in a timely manner, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

We and our subsidiaries have in the past, and may in the future, incur substantial indebtedness. Agreements evidencing or governing any future indebtedness may contain financial restrictions on us and our subsidiaries. If we are unable to service any debt and other obligations from cash flows, we may need to refinance or restructure all or a portion of such obligations prior to maturity. Our ability to refinance or restructure any debt and other obligations will depend upon the condition of the capital markets and our financial condition at such time, including interest rates, which could increase the cost of refinancing debt and incurring new debt. Any refinancing or restructuring may also require us to comply with more onerous covenants, which could further restrict our business operations. If our cash flows are insufficient to service any debt and other obligations, we may not be able to refinance or restructure any of these obligations on commercially reasonable terms or at all and any refinancing or restructuring could have a material adverse effect on our business, results of operations, or financial condition.

We are dependent upon buyers’ and merchants’ continued and unimpeded access to the internet, and upon their willingness to use the internet for commerce.

Our success depends upon the general public’s ability to access the internet and its continued willingness to use the internet as a means to pay for purchases, communicate, research and conduct commercial transactions, including through mobile devices. Our third-party providers are also dependent on access to the internet. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the internet, including changes to laws or regulations impacting internet neutrality, could decrease the demand for our products and services, increase our operating costs, or otherwise materially adversely affect our business. Given uncertainty around these rules, we could experience discriminatory or anticompetitive practices that could impede both our and our merchants’ growth, increase our costs or materially adversely affect our business. If buyers or merchants become unable, unwilling or less willing to use the internet for commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the internet, internet outages or delays, disruptions or other damage to buyers’ or merchants’ computers, increases in the cost of accessing the internet and security and privacy risks or the perception of such risks, our business could be materially adversely affected.

Regulatory Risks Related to Payoneer

Our business is subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate, including (but not limited to) those governing cross-border and domestic money transmission, foreign exchange, privacy, data protection, deposit taking, factoring, stored value and payment services (including payment processing and settlement services). The legal and regulatory requirements applicable to us are extensive, complex, frequently changing, and increasing in number, and may impose overlapping and/or conflicting requirements or obligations in a variety of jurisdictions. Failure to comply could subject us to significant fines and other material adverse consequences.

Financial and political events have increased the level of regulatory scrutiny on the payments industry, and regulatory bodies may view matters or interpret laws and regulations differently than they have in the past and in a manner adverse to our business. Our success and increased visibility may result in increased regulatory oversight and tighter enforcement of rules and regulations that may apply to our business. Governments and regulators may impose new regulatory requirements in a range of areas that, among other things, may:

●	prohibit, restrict, and/or impose taxes or fees on our services, including to or from certain countries or with certain individuals, and entities;
●	impose additional customer identification and due diligence requirements;
●	impose additional reporting or record keeping requirements, or require enhanced transaction monitoring;
●	limit or restrict the types of entities capable of providing money transmission services, or impose additional licensing or registration requirements;
●	impose minimum capital or other financial requirements;
●	limit or restrict the revenue that may be generated from transmitting money, processing payments, or factoring receivables, including interest earned on customer funds, transaction fees, and revenue generated from foreign exchange transactions;

●	require enhanced disclosures to customers;
●	limit the number or principal amount of money transmission transactions that may be sent to or from a jurisdiction, whether by an individual or in the aggregate; and
●	restrict or limit the ability of firms to process transactions using a centralized record keeping system located outside of the jurisdiction in which the customer is located, requiring that data associated be localized in the same jurisdiction as the customer.

Any failure or perceived failure to comply with existing or new laws and regulations (including changes to or expansion of the interpretation of those laws and regulations), including those discussed in this risk factor, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and other enforcement actions in one or more jurisdictions; result in additional compliance and licensure requirements; increase regulatory scrutiny of our business; restrict our operations; result in the loss of banking relationships; force us to change our business practices, make product or operational changes or delay planned product launches or improvements. The foregoing could, individually or in the aggregate, expose us to significant liability, impose significant costs, require us to expend substantial resources, increase the cost and complexity of compliance, damage our brand and business, harm our reputation, make our products and services less attractive, result in the loss of customers, limit our ability to grow the business, and materially adversely affect our results of operations. The complexity of existing U.S. federal and state and foreign regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving U.S. and international regulatory environment, has in the past and may in the future result in a single event giving rise to a large number of overlapping investigations and legal and regulatory proceedings and enforcement actions by multiple government authorities in different jurisdictions. We have implemented policies and procedures designed to help ensure compliance with applicable laws, and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations.

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

In the United States, we provide our services through Payoneer Inc. Payoneer Inc. is licensed as a money transmitter (or its equivalent) in all states where such license is required for our business, as well as in the District of Columbia and Puerto Rico. As a licensed money transmitter, Payoneer Inc. is subject to restrictions with respect to its investment of customer funds, reporting requirements, bonding requirements and inspection by state regulatory agencies. Accordingly, if Payoneer Inc. violates these laws or regulations, we could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change our business practices or be required to obtain additional licenses or regulatory approvals that could impose substantial costs.

We provide our services to customers in the EEA through our Irish subsidiary, Payoneer Europe Limited (“Payoneer Europe”). Payoneer Europe is licensed by the Central Bank of Ireland as an Electronic Money Institution and its license is “passported” across all EEA countries. Payoneer Europe is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money-laundering, capitalization, funds management, corporate governance, privacy, data protection, information security, taxation, sanctions, or other requirements imposed on Irish e-money institutions. The regulators in any country in which we provide services could seek to persuade the regulators that have granted us a license to require us to operate through a local branch. In addition, EU laws and regulations are typically subject to different and potentially inconsistent interpretations by the countries that are members of the EU. Such actions can make compliance more costly and operationally difficult to manage.

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

In China, we have been working to obtain a local license through an acquisition of a local licensed entity, and have received the regulatory approvals in China required to complete the transaction, which is expected to close in the first half of 2025, subject to customary closing conditions, as more fully described under “Risk Factors – Regulatory Risks Related to Payoneer - As a significant portion of our revenue is generated from China, any negative impact to our ability to serve customers based in China could materially adversely affect our results and exacerbate the other risks set forth herein.”

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

In many countries it may not be clear whether we are required to be licensed as a payment services provider, financial institution or otherwise. In such markets, we may rely on local banks or licensed payment service providers to process payments and conduct foreign exchange transactions in local currency. Local regulators may use their power to slow or halt payments to our customers in those jurisdictions. Such regulatory actions or the need to obtain licenses, certifications or other regulatory approvals could impose substantial costs and involve considerable delay in the provision or development of our services in a given market, or require significant and costly operational changes, or prevent us from providing any services in a given market.

As we expand and localize our international activities, we are increasingly becoming obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and services and provide services to customers worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws. Any of the foregoing may result in additional costs and regulatory scrutiny, which may have a material adverse effect on our business.

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

We routinely report to the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) on payments we have rejected or blocked pursuant to OFAC sanctions regulations and on any possible violations of those regulations. Any transactions we process in violation of OFAC sanctions regulations could result in claims or actions against us including litigation, injunctions, damage awards, fines or penalties, or require us to change our business practices that could result in a material loss, require significant management time, result in the loss of banking relationships, result in the diversion of significant operational resources or otherwise materially harm our business. Violation of OFAC sanctions regulations that OFAC determines to be egregious can result in significant statutory penalties in addition to harm to our reputation. We have made in the past, and may make in the future, disclosures related to potential violations of OFAC sanctions regulations, and have been required to respond to inquiries from OFAC. For example, in February 2016, we submitted a disclosure to OFAC about certain payments to the Crimea region of Ukraine and other OFAC target countries, and subsequently entered into settlements relating to the foregoing matter which included monetary settlements.

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

Our services to customers from Greater China generated approximately 35% of our revenue for the year ended December 31, 2024. This geographic concentration in our business creates exposure to local economic and political conditions and regulatory changes. We are vulnerable to economic downturns or changing political landscapes in China, the Hong Kong Special Administrative Region and Taiwan, and the effects of potential trade wars involving such region. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our financial condition or results of operations.

We currently support customers based in China through our partnerships with banks and licensed payment providers that are regulated by the People’s Republic of China and are licensed by the People’s Bank of China (the “PBOC”) and the State Administration of Foreign Exchange (SAFE). We do not currently hold a license to operate in China, but recent Chinese legislation and PBOC requirements may require foreign companies that provide certain services to Chinese customers to have a local license and accordingly we have been working to obtain a local license through an acquisition of a local licensed entity. In February 2025 we received the regulatory approvals in China required to complete the acquisition, and its closing is expected in the first half of 2025 subject to customary closing conditions. Failure to acquire such a license in accordance with Chinese legislation and at such time as the PBOC may require foreign companies, including Payoneer, to have such a license could have a material adverse effect on our business. Once we obtain such license, there are substantial costs and potential product changes involved in maintaining such license, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements imposed by the regulator. Any change in regulation or legal requirements in China that restricts the services we can provide to customers operating in China may lead to a decrease in revenue and materially adversely affect our results of operation and financial condition.

Our business is subject to complex and evolving regulations and oversight, in relation to privacy and data protection. Failure to comply with applicable data protection laws and regulations could subject us to fines and reputational harm and could materially adversely affect our results of operations.

As part of our business, we process PII, also referred to under certain regulations as personal data or personal information, and other potentially sensitive data from our employees, customers, the vendors we work with and others. Laws and regulations in the United States, Europe and around the world restrict how personal information is collected, processed, stored, transferred, used and disclosed, as well as set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure and sale of their protected personal information. Several foreign jurisdictions, including the EEA member states and the United Kingdom, have laws and regulations which are more restrictive in certain respects than those in the United States. For example, the GDPR implemented stringent operational requirements for the processing of personal data. In addition, the European e-Privacy Directive requires EEA member states to regulate marketing by electronic means and the use of web cookies and other tracking technologies. Each EEA member state has transposed the requirements of this directive into its own national data privacy regime, and therefore the laws may differ between jurisdictions. This directive has been undergoing reform for the last few years and is expected to be replaced in the future by a regulation which should provide consistent requirements across the EU.

The GDPR and the UK GDPR introduced more stringent requirements (which are and will continue to be interpreted through guidance and decisions over the coming years) on organizations to allow access, erase or rectify an individual’s information upon request, implement mandatory data breach notifications and applies obligations on service providers and strict protections on how data may be transferred outside of the EEA or the UK (as relevant). Legal developments in Europe in recent years have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States, which ultimately led to the European Commission’s July 2023 adequacy decision for the EU-U.S. Data Privacy Framework, which was designed to address concerns previously raised by the Court of Justice of the European Union in relation to trans-Atlantic data flows between the EEA and the United States, however such decision is expected to be challenged in the future and the outcome of such potential challenges may again impact such data flows.

In the United States, both the federal and various state governments have adopted or are considering, laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices, including the State of California which enacted the California Privacy Rights Act (“CPRA”) in 2023, which requires disclosures to California consumers, imposes rules for collecting or using information about minors, and affords consumers abilities to opt out of certain disclosures of personal information. The CPRA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation in the future.

In addition, the Personal Information Protection Law of the People’s Republic of China (PIPL) became effective in 2021. The PIPL regulates data processing in China, and the protection of the privacy and personal information of Chinese citizens. The PIPL applies to Chinese organizations, as well as foreign organizations engaging with customers from China, and requires such organizations to take necessary measures, as applicable, in order to ensure compliance.

As these and other laws and regulations may continue to evolve and be enacted, or new interpretation of existing laws and regulations apply, it may require us to modify our data processing practices, agreements and policies and to incur substantial costs in order to comply with this ever-evolving regulatory landscape. Restrictions on the collection, use, sharing or disclosure of PII or additional requirements and liability for security and data integrity could require us to modify our solutions and features, possibly in a material manner, could limit our ability to develop new services and features and could subject us to increased compliance obligations and regulatory scrutiny. We take a variety of technical and organizational security measures and other measures to protect the data we process, including data pertaining to our customers, employees and business partners. Despite measures we put in place, we may be unable to anticipate or prevent unauthorized access to such data, as described elsewhere in this Risk Factors section.

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

We regularly evaluate potential strategic transactions such as acquisitions, investments, joint ventures, partnerships, dispositions, and strategic alternatives as part of our strategy. We may not be successful in identifying targets or assessing opportunities and we may incur significant costs, and management’s attention may be diverted, as we consider such transactions. Additional risks may arise from a number of reasons, including: we may need to borrow money or sell equity or debt securities to the public to finance a transaction and the terms of these financings may be adverse to us; changes in accounting, tax, securities or other regulations could increase the difficulty or cost for us to complete a transaction; we may incur unforeseen obligations or liabilities in connection with a transaction; and we could enter markets where we have minimal prior experience. Further, in the event that we consummate a transaction, we may not realize the anticipated benefits, which may materially adversely affect our financial condition and results of operations. The operational integration of acquisitions, which may include systems, processes, and personnel, presents various risks that could potentially hinder our strategic execution, disrupt our business and divert our resources.

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

As a public company, we have significant requirements for enhanced financial reporting and internal controls, and must maintain internal controls over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The process of designing, implementing and maintaining effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments. In this regard, we continue to dedicate internal resources, engage outside consultants, implement a detailed work plan to assess and document the adequacy of internal control over financial reporting, take steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. If we are unable to maintain appropriate disclosure controls or internal controls and procedures over financial reporting, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and materially adversely affect our operating results.

Climate change and environmental issues could materially adversely affect our operations, business, customers and partners.

Concerns over the risks associated with climate change and environmental matters have been growing in recent years, and are at the center of rapidly evolving rule-making in the United States and abroad. Customers, investors, partners, and other stakeholders have been focused on environmental, social and governance (“ESG”) practices. While, to date, we have not identified a material impact on our results and operations, we acknowledge that physical events, such as extreme weather and natural disasters, could disrupt our operations or those of our customers, partners, or third parties on which we rely, and may result in market volatility, shift in customer purchasing behaviors and travel patterns, and materially adversely impact our business. In addition, current and emerging ESG-related regulations in various jurisdictions, such as mandated reporting or requirements to reduce carbon footprint, may result in increased compliance requirements, which may increase our costs.

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

The trading price of our common stock has been, and will likely continue to be volatile and subject to wide price fluctuations, and the trading volume in our common stock may fluctuate and cause significant variation to occur, in response to various factors, including:

●	market conditions in the broader stock market in general, or in our industry in particular;
●	actual or anticipated fluctuations in our quarterly financial and operating results;
●	accuracy of our earnings guidance or other forward-looking statements regarding our financial performance;
●	introduction of new products and services by us or our competitors;
●	issuance of new or changed securities analysts’ reports or recommendations;
●	sales of large blocks of our stock;
●	actions of activist shareholders;
●	additions or departures of key personnel;
●	regulatory developments;
●	litigation and governmental investigations; and
●	geopolitical and other economic and political conditions or events (such as potential global trade wars, tariffs, the war in Ukraine and Israel’s ongoing conflicts in the Middle East).

These and other factors may cause the market price and demand for our common stock to fluctuate materially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock, or your ability to resell your shares at or above the purchase price. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business. Furthermore, we may in the future be the target of an activist campaign and responding to these types of actions by activist shareholders could be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could also interfere with our ability to execute our strategic plan.

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

Provisions within our amended and restated certificate of incorporation (our “certificate of incorporation”) and amended and restated bylaws (or “bylaws”) may delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting our Board of Directors to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations and placing limitations on convening stockholder meetings. Further, our certificate of incorporation and bylaws currently include provisions creating a classified board of directors whose members serve staggered three-year terms. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could materially harm our stock price.

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

Our certificate of incorporation and bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the exclusive forum for any stockholder to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of ours to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), the certificate of incorporation or the bylaws (as either may be amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware. The federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation and bylaws.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management

Cybersecurity risk management is an integral part of Payoneer’s control infrastructure and is included as an overall risk in our enterprise risk management program. Payoneer’s cybersecurity risk management program is designed to align with industry best practices like National Institute of Standards and Technology (“NIST”) and Control Objectives for Information Technology (“COBIT”) which help provide a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of applications developed and services provided by third-party service providers, and facilitate coordination across different departments of our company. This framework includes steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management and our Risk Committee of the Board of Directors (the “Risk Committee”) of material cybersecurity threats and incidents. Our cybersecurity team is responsible for assessing our cybersecurity risk management program considering industry best practice and aligning to regulatory requirements and engages with third-party security experts for advisement on cybersecurity risk assessments and system enhancements. In addition, our cybersecurity team provides training to employees on a periodic basis.

Our Board of Directors has overall oversight responsibility for our risk management, and delegates cybersecurity risk management oversight to the Risk Committee. The Risk Committee is responsible for reviewing our cybersecurity and the protection of data integrity policies and practices, including making recommendations for improvements in these areas. The Risk Committee oversees that management has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed and implements processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. The Risk Committee also reports material cybersecurity risks to our Audit Committee, as the case may be, and material cybersecurity incidents would be reported to the full Board of Directors by management and/or the Risk Committee.

Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored and escalated appropriately, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Chief Information Security Officer (“CISO”), who receives reports from our cybersecurity team and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CISO and dedicated personnel are experienced information systems security professionals and information security managers with many years of experience. Our CISO has more than 25 years of experience in various roles related to information security and technology, including 14 years as CISO and other leading cyber security roles in the fintech industry. Management, the CISO and our cybersecurity team, periodically update the Risk Committee on the Company’s cybersecurity programs, material cybersecurity risks and mitigation strategies and provide cybersecurity reports quarterly that cover, among other topics, third-party assessments of the Company’s cybersecurity programs, developments in cybersecurity and updates to the Company’s cybersecurity programs and mitigation strategies.

Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors” in this Annual Report on Form 10-K.

Item 2. Properties.

Our principal executive office is located in New York City. In addition to our New York office, we also have offices in the greater metropolitan areas of Tel Aviv, Dublin, London, Bangalore, Singapore, Shanghai, Shenzhen, Guangzhou, Madrid and Hong Kong as well as 17 offices in 11 other countries. We lease or pay membership fees for each of our office spaces. We believe that our current facilities are adequate to meet our immediate needs.

Item 3. Legal Proceedings.

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings that we believe to be material to our results of operations.

For information on risks related to litigation, see Note 19 - Commitments and Contingencies, to our audited financial statements as of December 31, 2024 included elsewhere within this Annual Report on Form 10-K. See also “Risk Factors - General Risks Related to Payoneer - We may be subject to various legal proceedings which could materially adversely affect our business, financial condition or results of operations.”

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on The Nasdaq Global Market under the symbol “PAYO”.

Holders

As of February 19, 2025, there were 204 holders of record of our common stock and 1 holder of record of our private warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will depend on our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board at such time.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and Note 23, Stock-Based Compensation of the Notes to Consolidated Financial Statements included herein for additional information required.

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

None for the quarterly period ending December 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Repurchases of our common stock

The following table provides information with respect to repurchases made by the Company during the three months ended December 31, 2024. All repurchases listed below were made in the open market.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[2]
October 1, 2024 - October 31, 2024	357,073	$8.01	357,073	$ 118,677
November 1, 2024 - November 30, 2024	192,634	$10.37	192,634	$ 116,678
December 1, 2024 - December 31, 2024	1,264,742	$10.20	1,264,742	$ 103,773
Total	1,814,449		1,814,449

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on a discussion of 2024 results as compared to 2023 results. For a discussion of the 2023 results as compared to 2022 results, refer to Part I, Item 7 of our Form 10-K filed with the SEC on February 28, 2024.

Overview

Payoneer is a financial technology company purpose-built to enable the world’s small and medium-sized businesses (“SMB(s)”) to grow and operate their businesses around the world by reliably and securely connecting them to the global digital economy. Payoneer’s financial stack makes it easier for millions of SMBs and entrepreneurs, particularly in emerging markets, to access global demand and supply, pay and get paid, and manage their cross border and other needs from a single platform. Our financial stack provides a suite of cross-border accounts receivable (AR) and accounts payable (AP) capabilities, including multicurrency account capabilities, and includes services such as working capital and funds management. Payoneer’s core value proposition is that we remove the complexity and barriers of doing business across borders for our customers. With a multi-currency Payoneer Account, businesses and entrepreneurs around the world can serve and transact with their overseas customers, suppliers, vendors, and contractors, and partners as if they were local.

We primarily generate revenues when Payoneer customers use the funds in their Payoneer account to make a payment, make a purchase or to withdraw the funds to a financial institution. For our customers transacting on a B2B or DTC basis, we also in certain circumstances generate revenue when they receive funds, such as when they invoice a customer or collect payments via their webstore. Additionally, given the significant customer funds held on our platform and ongoing growth in those balances, and in light of the high interest rate environment in the U.S. and elsewhere, interest earned on customer funds held on our platform has been a significant source of revenue. Our long-term strategy is centered on growing the number of customers on our platform who fit our ideal customer profile, namely – those who are customers that have on average over $500 a month in volume and were active over the trailing twelve-month period, and on increasing the revenue we earn from each customer. We believe that successful execution of this strategy will drive revenue growth as (i) adding new customers who meet our ideal customer profile, improving retention, and increasing our product offerings to capture more wallet share will drive greater ad valorem volume of transactions processed through the Payoneer platform; and (ii) introducing new products and services and increasing customer adoption of additional products and services will improve our monetization of customers over time. Volume is one of the primary drivers for our revenue growth. See “Key Metrics and Non-GAAP Financial Measures” for additional information.

Our customers have trusted the Payoneer platform to process $80.1 billion, $66.0 billion, and $59.7 billion in volume during the years ended December 31, 2024, 2023, and 2022, respectively.

Looking forward, we intend to continue to invest actively to enhance our global platform, deliver new products, extend our regulatory footprint, further automate our operations, increase new customer growth and make acquisitions to accelerate our ability to deliver more value to customers around the world.

Key Development and Trends

Impact of Israel’s Conflicts in the Middle East

Since October 7, 2023, Israel has been at war with Hamas and Hezbollah, and exchanged attacks with Iran and other proxies of the regime. Despite the ongoing war, we have continued to operate our business and serve our customers around the world and, to date, our ability to support customers has not been materially impacted. We are monitoring the situation closely and benefit from our broad geographic footprint, partially outsourced operations model, and a robust business continuity plan. Additionally, our technology infrastructure has redundancy in place outside of Israel. Approximately 55% of our global employee base is located in Israel, including approximately 78% of our research and development resources. At this time, an insignificant portion of our Israeli workforce have been called to military reserve duty and we have contingencies in place to cover impacted roles and responsibilities.

The evolving conflict is likely to continue to impact economic activity in the region and could impact revenues from customers located in Israel. Our revenue derived from customers based in Israel was insignificant for the year ended December 31, 2024 and is included within revenues from Europe, Middle East, and Africa within Note 20 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The state of the ongoing conflict remains highly uncertain and could worsen or expand which could, in turn, further impact economic conditions in Israel and in the broader region. At this time, it is difficult to assess the impact the war may have on our future results of operations. Any further escalation, expansion, or prolonged continuation of the ongoing conflict has the potential to impact our operations as well as to negatively impact the broader global economy and may have a material adverse effect on our results of operations.

Impact of the War in Ukraine

During 2022, a geopolitical and armed conflict between Ukraine and Russia, which developed into an ongoing war, resulted in economic sanctions on Russia, Belarus, and certain territories in Ukraine. We provide services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We have developed and implemented a robust transaction monitoring program designed to comply with imposed sanctions and to monitor the impact the conflict may have on our results of operations. During 2022, we ceased to provide services to customers in Russia and have limited our payment services to Belarus customers. We have continued to provide services to customers located in Ukraine and our revenues in Ukraine have remained relatively stable. For the years ended December 31, 2024 and 2023, Ukraine and Belarus, combined, accounted for less than 10% of our revenue, of which Belarus accounted for less than 1% of our revenue, respectively. Further escalation of the conflict may have a material effect on our results of operations.

Macroeconomic Conditions

Macroeconomic conditions, including geopolitical and other global events that impact consumer and business spending and behavior, such as, but not limited to, the interest rate environment, inflation, trade policies (including tariffs), local political instability, global health crises, supply chain dislocations, regional and other conflicts, including the ongoing war in Ukraine and Israel’s ongoing conflicts in the Middle East, and disruptions and instability and regulatory changes in the banking sector, as well as evolving changes to trade policies (including tariffs) particularly in the U.S, may impact our customers, providers, banking partners and relationships and ultimately the amount of volume processed on our platform which may affect our results of operations.

During 2023, the U.S. Federal Reserve raised the target benchmark interest rate by 525 basis points to a high of 525 to 550 basis points by August 2023. Coupled with continued growth in customer balances, this drove a significant increase in the interest income revenue we earn on our customer funds. During 2024, the U.S. Federal Reserve cut the benchmark interest rate by 100 basis points to a target range of 425 to 450 basis points. While there remains uncertainty as to the timing and magnitude of future interest rate changes, we expect to see a negative impact on our revenue from declining interest rates over the medium-term. In response, as of the year ended December 31, 2024, we have invested a total of $1.8 billion of our customer funds in both available-for-sale debt securities and term deposits to reduce our sensitivity to declines in short term interest rates, and have purchased interest rate derivative contracts with respect to $1.9 billion in customer funds to provide a floor against the impact of interest rate declines below levels defined in the relevant interest rate derivative instruments.

Mergers & Acquisitions

On August 5, 2024, Payoneer acquired 100% of the outstanding equity of Skuad Pte. Ltd. (or “Skuad”), a global workforce and payroll management company. The acquisition accelerates Payoneer’s strategy to deliver a comprehensive and integrated financial stack for SMBs that operate internationally.

In 2023, we entered into an agreement to acquire a licensed China-based payment service provider to support Payoneer’s China business. In February 2025, we received the regulatory approvals in China required to complete the acquisition, which is expected to close in the first half of 2025, subject to customary closing conditions and termination provisions provided for in the agreement. For more information on this pending acquisition, see Note 19 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Seasonality

Given the diverse nature of our customers and their businesses, Payoneer’s revenues experience seasonal fluctuations as a result of consumer and business spending patterns. Historically, we have seen revenues increase in the fourth quarter of every year, primarily as a result of higher e-commerce sales during the holiday season.

Key Factors Affecting Our Performance

Continued Growth of Digital Commerce. We have continued to see growth in digital commerce, as businesses of all sizes increasingly look to access the global digital economy and as the market for goods, labor, and services becomes more global and more distributed. In 2022 and 2023, we saw e-commerce growth rates normalizing to pre-pandemic levels due to a combination of macroeconomic factors, including supply chain disruptions, inflation and higher interest rates, and consumers shifting spending preferences from goods to services, including travel, following the loosening of pandemic restrictions. In 2024, we have seen e-commerce growth accelerate, as macroeconomic conditions and consumer sentiment have improved. For the years ended December 31, 2024, 2023 and 2022, total volume increased by 21%, 11% and 8% on a year-over-year basis, respectively.

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

We enter from time to time into various agreements with marketplaces and e-commerce platforms. These agreements govern how we provide services to SMBs and individuals receiving payments from those marketplaces, or how we provide services to the marketplace directly, or a combination of both. Some agreements have exclusivity arrangements with a defined term length, and in a few instances, we compensate the marketplace with structured incentives tied to the overall economics of the relationship. These incentive structures can apply throughout the contract term or through only a portion of the term. While the revenues we generate directly from our marketplace relationships are not significant, material changes to the terms that govern these relationships or the termination of those relationships could materially impact our revenues, expenses, and earnings.

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

Expanding our Addressable Market and Driving Increased Adoption of our Financial Stack. SMBs doing business in the global economy have many of the same complex needs as larger enterprises but lack internal resources and are underserved by the legacy financial system. Our financial stack is designed to meet the end-to-end AR and AP needs of SMBs with cross-border business.

We will continue to make significant investments in both existing and new products and services, including for those customers who operate B2B and direct-to-consumer models. We remain focused on increasing our penetration in these markets through new customer acquisition and from driving increased adoption of these and other services, such as our card product.

As we meet more of the needs of our customers, we expect to grow the revenues we earn from customers and to drive improved retention. Our ability to continue to grow our revenues is dependent on our ability to continue to grow our customer base and to drive increased adoption of our B2B, Checkout, card products and other differentiated offerings.

Macroeconomic Trends. Our results are impacted by the relative strength of the overall global economy and its effect on business investment, unemployment, consumer spending behavior, and business and consumer demand. Our revenues are also impacted by the level of customer funds held on our platform and by the interest rate we are able to earn on those funds.

Our customers are also impacted by the macroeconomic and geopolitical environment, both the global environment and specific regional or local factors. For example, trade policy and higher tariffs (as recently threatened or imposed by certain countries, including the U.S.) may increase the costs of cross-border trade.

M&A. We believe there are additional opportunities to leverage our global platform, regulatory and compliance infrastructure, technology, brand and team to deliver additional value to more customers more quickly by supplementing our organic product development with targeted acquisitions that add new capabilities, regulatory infrastructure or geographic expansion.

Components of Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Revenue

The majority of our revenues are generated from transaction fees, which vary based on the type of service the customer utilizes. Transaction fee revenue principally consists of revenue generated when customers use their funds, either to withdraw their funds from our platform to a local banking institution or to use the funds to make payments. We also in certain circumstances generate revenue when customers receive funds, such as when they invoice a customer or collect payments via their webstore or from other businesses. Some services, such as virtual commercial cards, typically generate higher transaction fees from a dollar of volume than if that same dollar was withdrawn to a customer’s bank account.

We generate significant revenues from interest earned on customer funds held on our platform. To a lesser extent, we generate revenue through the collection of fees, such as fees charged when payments are made into a customer’s account, and bank transfer fees, which are fees charged when one of Payoneer’s enterprise customers uses Payoneer to send a payment directly into the bank account of a small business or individual that does not have an account on our platform. The majority of our revenue is recognized and collected upon the completion of the underlying transaction. In some cases, revenues are collected through intermediaries. For more information on our revenue recognition policies, see note 2s. of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Transaction costs

Transaction costs mainly consist of fees paid to the banks, processors and networks that process payments to and from the Payoneer platform, costs to acquire currencies, card supply costs, losses related to certain of our services, and expenses related to the outstanding balance associated with the Warehouse Facility (for which the scheduled revolving period is now expired as described in greater detail below under “— Liquidity and Capital Resources”). These costs are net of any rebate programs with banks and processors, such as volume rebates. Transaction costs are primarily driven by volume and number of transactions and generally increase as volume and number of transactions increase, while certain of our products and services, such as our commercial card or checkout product, certain billing services and increases in flows in certain markets drive higher transaction costs.

We are exposed to potential transaction losses such as credit or debit collections losses, recalled payments, card negative balances and chargebacks and capital advance losses. These costs are included in transaction costs. We record an allowance for estimated losses arising from the above scenarios as well as doubtful capital advances.

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

Financial income (expense), net

Financial income (expense), net includes gains (losses) from foreign exchange fluctuations. We conduct transactions worldwide and settle accounts with our financial intermediaries in various currencies. Interest income (expense) from corporate cash and cash equivalents deposited in our accounts is also included under financial income (expense), net, which vary based on cash and cash equivalents balances, and based on market rates. In addition, as a result of the reverse recapitalization transaction we completed with FTAC Olympus Acquisition Corp. (“FTOC”) in 2021, we assumed public warrants that were exercisable for shares of our common stock. These warrants were repurchased and redeemed in full in September 2024 (Refer to Note 18 to our consolidated financial statements included elsewhere within this Annual Report on Form 10-K for details), but prior to repurchase and redemption were classified as a liability and remeasured at period end and the corresponding mark-to-market adjustment were included in financial income (expense), net.

Income taxes

We are in a taxable income position in the U.S. and in certain foreign jurisdictions, for which there are income taxes recorded. In addition, we record expenses associated with uncertain income tax positions.

Share in losses of associated company

Investment in entities where we have the ability to exercise significant influence, but not control, over the investee and investment in joint ventures, are accounted for using the equity method of accounting. As of December 31, 2022, we had a joint venture with assets and operations located in China. In January 2023, through our subsidiary Payoneer Research and Development Ltd., we acquired all remaining interests in the joint venture from other partners, and in February 2025, formally deregistered the entity. For the periods prior to full ownership and consolidation, our share in the results of operations is included as share in losses of associated company on our consolidated statements of comprehensive income (loss).

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the years indicated, and the changes between periods.

	Year ended December 31,			Increase (Decrease)
(in thousands)	2024	2023	2022	2024	2023
Revenues	$977,716	$831,103	$627,623	18%	32%
Transaction costs (Excluding depreciation and amortization shown separately below)(1)	152,106	122,291	110,165	24%	11%
Other operating expenses	169,550	160,609	149,199	6%	8%
Research and development expenses	134,631	119,197	115,041	13%	4%
Sales and marketing expenses	211,839	196,654	164,564	8%	20%
General and administrative expenses	113,263	100,929	90,010	12%	12%
Depreciation and amortization	47,296	27,814	20,858	70%	33%
Total operating expenses	828,685	727,494	649,837	14%	12%
Operating income (loss)	149,031	103,609	(22,214)	44%	** %
Financial income (expense):
Gain from change in fair value of Warrants	2,767	17,359	33,963	(84)%	(49)%
Loss on Warrant repurchase/redemption	(14,746)	—	—	** %	** %
Other financial income (expense), net	2,419	11,568	(10,131)	(79)%	** %
Financial income (expense), net	(9,560)	28,927	23,832	** %	21%
Income before income taxes and share in losses of associated company	139,471	132,536	1,618	5%	** %
Income taxes	18,308	39,203	13,586	(53)%	189%
Share in losses of associated company	—	—	2	** %	** %
Net income (loss)	$121,163	$93,333	$(11,970)	30%	** %

** Not meaningful

(1)	In 2024, 2023, and 2022 interest expense and fees associated with related party transaction were $1.4, $1.8, and $1.5 million respectively.

Year ended December 31, 2024 Compared to the year ended December 31, 2023

Revenues

Revenues were $977.7 million for the year ended December 31, 2024, an increase of $146.6 million, or 18%, compared to $831.1 million for the year ended December 31, 2023. This increase in revenue was generally in line with volume, which grew by $14.0 billion, or 21% compared to the year ended December 31, 2023. The increase in revenue was driven by an increase in SMB revenue, including $66.3 million from SMBs that sell on marketplaces, $47.0 million from B2B SMBs, and $13.7 million from SMBs selling DTC. This growth in SMB revenue was driven by continued adoption of our high value services, certain monetization initiatives, ongoing growth in high value regions, and growth in the number of customers on our platform. The remaining increase in revenues was driven by an increase of $26.2 million in interest income earned on customer balances resulting from modestly higher interest rates and an increase in customer balances held on our platform compared to the prior year period.

Transaction costs

Transaction costs were $152.1 million for the year ended December 31, 2024, an increase of $29.8 million, or 24%, compared to $122.3 million for the year ended December 31, 2023, largely as a result of the 21% increase in volume, as well as from an increase in chargebacks and other operational losses of $5.5 million.

Other operating expenses

Other operating expenses were $169.6 million for the year ended December 31, 2024, an increase of $8.9 million, or 6%, compared to $160.6 million for the year ended December 31, 2023. This increase was driven by an increase of $13.6 million in information technology expenses and an increase of $1.1 million in reserves related to ongoing regulatory matters, partially offset by a decrease of $5.2 million in employee compensation, benefits and other employee-related expenses primarily due to a decrease in employee headcount.

Research and development expenses

Research and development expenses were $134.6 million for the year ended December 31, 2024, an increase of $15.4 million, or 13%, compared to $119.2 million for the year ended December 31, 2023. This increase was driven primarily by an increase of $19.5 million in employee compensation, benefits and other employee-related expenses as a result of an increase in average employee headcount, a $2.1 million increase in information technology expenses, and a $1.7 million increase in third-party contractor expenses. This was partially offset by an increase of $9.2 million in the amount of payroll and third-party related costs capitalized as internal use software.

Sales and marketing expenses

Sales and marketing expenses were $211.8 million for the year ended December 31, 2024, an increase of $15.2 million, or 8%, compared to $196.7 million for the year ended December 31, 2023. This increase was driven mainly by an increase of $11.9 million in expenditures on certain direct marketing efforts, an increase of $2.2 million in partnership commissions, and an increase of $1.2 million in information technology expenses.

General and administrative expenses

General and administrative expenses were $113.3 million for the year ended December 31, 2024, an increase of $12.3 million, or 12%, compared to $100.9 million for the year ended December 31, 2023. This increase was driven mainly by an increase of $4.5 million in M&A related expenses, an increase of $3.5 million in third-party consultancy expenses, and $1.8 million in expense related to the fair value adjustment of a liability related to our 2024 acquisition of Skuad.

Depreciation and amortization expenses

Depreciation and amortization expenses were $47.3 million for the year ended December 31, 2024, an increase of $19.5 million, or 70%, compared to $27.8 million for the year ended December 31, 2023. The increase was driven primarily by an increase in amortization of internal use software costs.

Financial income (expense), net

Financial expense, net was $9.6 million for the year ended December 31, 2024, a change of $38.5 million compared to $28.9 million in income for the year ended December 31, 2023. The change was primarily driven by a $14.7 million loss from the warrant repurchase and redemption transaction in 2024, as well as a gain on revaluation of warrant liabilities (prior to repurchase and redemption) that was $14.6 million lower in the current year period compared to prior year, as well as a $9.9 million increase in loss on revaluation of foreign currency balances.

Income taxes

Income tax expense was $18.3 million for the year ended December 31, 2024, a decrease of $20.9 million, or 53%, compared to $39.2 million for the year ended December 31, 2023. The decrease was primarily driven by (i) a reduction in U.S. current tax expense of $3.1 million and a U.S. provision-to-return benefit of $11.8 million (specifically related to the 2023 tax return), both of which were related to a deduction claimed under U.S. tax law for income earned from foreign customers, and (ii) a reduction in foreign tax expense of $9.4 million for future deductions of certain share-based compensation expenses. These impacts were partially offset by additional expense for unrecognized tax benefits.

Net income

For a discussion regarding our net income position in 2024 and 2023, please refer to the Liquidity and Capital Resources section below.

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

Sources of Liquidity

As of December 31, 2024, we had $497.5 million of cash and cash equivalents.

On October 28, 2021, Payoneer Early Payments Inc. (“PEPI”), our wholly-owned second tier subsidiary and its subsidiary (the “Borrower”) entered into a multi-party Receivables Loan and Security Agreement (the “Warehouse Facility”) with, inter alia, affiliates of Viola Ventures. The objective was to provide access to external financing for our capital advance activity. See Note 14 and Note 26 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information. As disclosed in Note 14 and Note 26, the Warehouse Facility reached its scheduled revolving period termination date on October 28, 2024, and the Company has repaid all outstanding borrowings. The Warehouse Facility is set to be automatically terminated on April 28, 2025. After the expiration of the Warehouse Facility, the Company intends to finance capital advance activity internally.

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

During the year ended December 31, 2024, we repurchased 24,807,647 shares of our common stock for approximately $136.8 million, of which $0.8 million was not yet settled at period end. As of December 31, 2024, a total of approximately $103.8 million remained available for future repurchases of our common stock under the program.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.

	Year ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by operating activities	$176,925	$159,489	$83,960
Net cash provided by (used in) investing activities	(1,961,267)	(44,254)	5,734
Net cash provided by financing activities	427,773	511,954	1,461,312
Effect of exchange rate changes on cash and cash equivalents	(3,588)	4,458	(2,719)
Change in cash, cash equivalents, restricted cash and customer funds	$(1,360,157)	$631,647	$1,548,287

Operating Activities

Net cash provided by operating activities was $176.9 million for the year ended December 31, 2024, an increase of $17.4 million compared to $159.5 million for the year ended December 31, 2023.

Impact of net income - $27.8 million year over year increase to operating cash flows

This increase was driven by an increase in net income of $27.8 million in the year ended December 31, 2024 compared to the prior year period, which was primarily a result of $146.6 million of growth in revenue which outpaced $101.2 million of growth in operating expenses, as well as a $20.9 million reduction in tax expense, partially offset by a $38.5 million reduction of other financial income, as discussed in the Results of Operations section above.

Impact of non-cash items - $35.7 million year over year increase to operating cash flows

The increase in net income period over period includes non-cash items, including higher non-cash addbacks to net income to arrive at operating cash flows compared to prior year, consisting primarily of:

●	$19.5 million increase in depreciation and amortization expense
●	$29.3 million related to Warrants, driven by a decrease of $14.6 million in the amount of the gain recorded on Warrant revaluation and a $14.7 million loss on the Warrant repurchase and redemption transaction
●	An increase of $7.9 million in the amount of the addback due to the effect of exchange rate changes on cash and cash equivalents

The overall increase to operating cash flows from non-cash items was partially offset by higher non-cash reductions to net income compared to prior years, consisting primarily of:

●	$11.5 million increase in deferred tax assets compared to the prior year period increase, primarily due to share-based compensation temporary differences in the current year period, which exceeded the release of the valuation allowance on deferred tax assets in the United States during the prior year
●	$8.6 million from interest not paid in cash and amortization of discount on investments in debt securities

Impact of changes in operating assets and liabilities - $46.1 million year over year decrease to operating cash flows

During the year ended December 31, 2024, cash flows related to Other current assets decreased $40.5 million, Other payables decreased $9.7 million, and Trade payables increased $9.5 million, in each case compared to the prior year period, all due to changes in timing of payments relative to period cut-off. Additionally, cash flows related to Other assets decreased $9.0 million from the prior period primarily related to $9.5 million of accrued interest on term deposits which we had not invested in the prior period. Note that each of these drivers are net of acquired Skuad assets and liabilities.

Investing Activities

Net cash used in investing activities was $1,961.3 million for the year ended December 31, 2024, an increase of $1,917.0 million compared to net cash used in investing activities of $44.3 million for the year ended December 31, 2023.

This change was predominantly related to the net purchase of $1,166.8 million in investments in U.S. Treasury Securities and $600.0 million in term deposits, both related to customer balances held on our platform. In addition, our acquisition of Skuad represented a use of cash in the year, net of cash acquired, of $48.2 million. Also included in cash used in investing activities is $35.2 million related to derivative instruments purchased and $12.9 million in incremental investment in internal use software when compared to the prior year. The change was also impacted by a cash inflow in the prior year of $6.0 million related to our acquisition of the remaining interest in a joint venture, which did not recur. Additionally, customer funds in-transit at period-end were $51.7 million lower than the prior year period.

Financing Activities

Net cash provided by financing activities was $427.8 million for the year ended December 31, 2024, a decrease of $84.2 million compared to net cash provided by financing activities of $512.0 million for the year ended December 31, 2023. This decrease was primarily driven by an incremental $82.1 million in cash used for common stock repurchases, $20.7 million in related party debt repayment, and $19.8 million related to the repurchase and redemption of our public warrants. These impacts were partially offset by the receipt of collateral on our derivative instruments of $18.8 million, an increase in customer balances held on our platform of $11.7 million, and $7.9 million in proceeds from the issuance of common stock related to our stock-based compensation program.

Lease Commitments

We have entered into various non-cancelable leases for certain offices and vehicles with contractual lease periods expiring between 2025 and 2035.

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$30,166	$705	$13,236	$3,853	$12,372

Additionally, in 2024, we entered into a lease commencing after the balance sheet date, which is expected to necessitate lease payments of approximately $5.5 million annually for the first five years, and $5.0 million annually for five years thereafter, exclusive of fees and expenditures for construction and other related costs.

Off-Balance Sheet Arrangements

As of the balance sheet dates of December 31, 2024 and December 31, 2023, we have not engaged in any off-balance sheet arrangements, as defined by Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

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

	Year ended December 31,
(in millions)	2024	2023	2022
Volume	$80,062	$66,020	$59,729

Volume grew 21% for the year ended December 31, 2024 compared to the year ended December 31, 2023, driven by a combination of continued growth in volumes from SMBs selling on marketplaces, strong growth in volume from B2B SMBs, and continued strength in volumes processed for enterprise partners, including in the travel segment.

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

Adjusted EBITDA

	Year ended December 31,
(in thousands)	2024	2023	2022
Net income (loss)	$121,163	$93,333	$(11,970)
Depreciation and amortization	47,296	27,814	20,858
Income taxes	18,308	39,203	13,586
Other financial (income) expense, net	(2,419)	(11,568)	10,131
EBITDA	184,348	148,782	32,605
Stock based compensation expenses(1)	64,787	65,767	52,150
Share in losses of associated company	—	—	2
M&A related expenses (income)(2)	9,439	3,468	(2,323)
Gain from change in fair value of Warrants(3)	(2,767)	(17,359)	(33,963)
Loss on Warrant repurchase/redemption(4)	14,746	—	—
Restructuring charges(5)	—	4,488	—
Adjusted EBITDA	$270,553	$205,146	$48,471

(1) Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.

(2) Amounts for the years ended December 31, 2024 and 2023 relate to M&A-related third-party fees, including related legal, consulting and other expenditures. Additionally, amounts for the year ended December 31, 2024 include $1.8 million in non-recurring fair value adjustment of the Skuad contingent consideration liability discussed in Note 3 to our consolidated financial statements included elsewhere within this Annual Report on Form 10-K. Amounts for the year ended December 31, 2022 relate to a non-recurring fair value adjustment of a liability related to our 2020 acquisition of Optile.

(3) Changes in the estimated fair value of the public warrants are recognized as gain or loss on the consolidated statements of comprehensive income. The impact is removed from EBITDA as it represents market conditions that are not in our control.

(4) Amounts relate to a non-recurring loss on the repurchase and redemption of outstanding public warrants; refer to Note 18 to our consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

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

Allowance for Capital advance (“CA”) losses:

We have established an allowance for CA losses (“ALCAL”), which represents our estimate of current expected credit losses inherent in our portfolio. Since the adoption of ASC 326, Current Expected Credit Losses, as of January 1, 2022, we estimate ALCAL based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio, which is segmented by program. Loss rates are generated using historical loss data for each portfolio which are applied to segments of each portfolio. We then apply macroeconomic factors such as market unemployment rate, current and forecasted GDP, S&P yield, risk free rate and inflation rate, which are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. Expected credit loss rates, incorporating historical loss data and macroeconomic factors, are applied to the principal amount of our CA receivables.

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

Goodwill:

The valuation of assets acquired in a business combination requires the use of significant estimates and assumptions. The acquisition method of accounting for business combinations requires us to estimate the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in an acquired business to properly allocate purchase price consideration between assets that are depreciated or amortized and goodwill. Our estimates are based upon assumptions that we believe to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur.

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

Contingent consideration liability:

As described in Note 3 to our consolidated financial statements included elsewhere within this Annual Report on Form 10-K, the Company recognized a liability related to contingent consideration in connection with the Skuad acquisition during the year ended 2024.

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

Interest Rate Sensitivity

The majority of our cash and cash equivalents and assets underlying customer funds were held in cash deposits and money market funds as of December 31, 2024, the fair value of which would not be materially affected by either an increase or decrease in interest rates, due mainly to the relatively short-term nature of these instruments. The fair value of our investments in term deposits and U.S. Treasury Securities, amounting to $1.8 billion, would be affected by changes in interest rates, and such changes could be material.

The Company has entered into interest rate floor contracts with respect to $1.9 billion in customer funds to limit the potential risk declining interest rates would have on our revenues from interest income, though as of the years ended December 31, 2024 and 2023, respectively, a hypothetical 1% increase or decrease in interest rates could have a material effect on our revenues and earnings.

Foreign Currency Risk

While most of our revenue is earned in U.S. dollars, our foreign currency exposure includes currencies of the countries in which our operations are located, including operating expenses denominated in New Israeli Shekels. To reduce that risk, in January 2024, we began investing in foreign currency forward contracts and net purchased options, which are accounted for as cash flow hedges as described in Note 2e and Note 6 to our consolidated financial statements included elsewhere within this Annual Report on Form 10-K. A hypothetical 10% strengthening or weakening of the U.S. dollar against the New Israeli Shekel would have had a material impact on unrealized gains (losses) recognized in AOCI at December 31, 2024.

Our foreign currency exposure also includes currencies in which our customer funds are held, or in which they are withdrawn or utilized, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Japanese Yen, Chinese Yuan, Canadian Dollar, New Israeli Shekel, Philippine Peso, Indian Rupee, Mexican Peso, Pakistani Rupee, South Korean Won, Malaysian Ringgit, Saudi Riyal, Thai Baht, Turkish Lira, and Hong Kong Dollar. As of the years ended December 31, 2024 and 2023, respectively, a hypothetical 10% increase or decrease in current exchange rates could have a material impact on our financial results.

In addition, some of our services include the opportunity for Payoneer to generate revenues from foreign exchange transactions as part of the payment delivery process. Our ability to generate such revenues is partially dependent on external factors such as market conditions, applicable regulations and our ability to negotiate with third-party financial institutions. The impact of these efforts to optimize foreign exchange can be material to revenues and earnings.

Item 8. Financial Statements and Supplementary Data.

(a) Documents filed as part of this report
(a)(1) Financial Statements
Audited Consolidated Financial Statements of Payoneer Global Inc. for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

(2) Financial Statement Schedule
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.

(3)(b) Description of Exhibits
Exhibit Index

PAYONEER GLOBAL INC.

2024 ANNUAL REPORT

PAYONEER GLOBAL INC.

2024 ANNUAL REPORT

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Payoneer Global Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Payoneer Global Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Income Taxes

As described in Notes 2(aa) and 24 to the consolidated financial statements, the Company recorded income taxes of $18.3 million for the year ended December 31, 2024, and has net deferred tax assets of $40.1 million, including a valuation allowance of $19.2 million, and liabilities for uncertain tax positions of $41.8 million as of December 31, 2024. The Company operates on a global basis and is subject to tax laws and regulations in the US as well as numerous foreign jurisdictions. Management measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which management expects to recover or settle the temporary differences. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is based on management’s estimates of future taxable income and application of relevant tax law. The estimate of the Company’s tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgments about the application of complex tax laws and regulations. As disclosed by management, the Company’s income tax filings are regularly under audit in multiple federal, state, and foreign jurisdictions and income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments.

The principal considerations for our determination that performing procedures relating to accounting for income taxes is a critical audit matter are (i) the significant judgment by management when determining the provision for income taxes, net deferred tax assets, including a valuation allowance, and liabilities for uncertain tax positions and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to these account balances and tax positions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including management’s controls over the establishment of deferred tax assets and liabilities, the assessment of the realizability of deferred tax assets, and the identification and recognition of the liability for uncertain tax positions. These procedures also included, among others (i) testing the provision for income taxes, including the effective tax rate reconciliation, return to provision adjustments, and permanent and temporary differences; (ii) testing the completeness and accuracy of underlying data used in measuring and recognizing deferred tax assets and liabilities; (iii) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis; (iv) evaluating the completeness of management’s assessment of the identification of uncertain tax positions, possible outcomes of each uncertain tax position based on the application of relevant tax laws, and the amount of the potential benefit to be realized, including estimated interest and penalties; and (v) evaluating the status and results of income tax audits with the relevant tax authorities.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Tel Aviv, Israel

February 27, 2025

We have served as the Company’s auditor since 2005.

PAYONEER GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	December 31,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$497,467	$617,022
Restricted cash	6,633	7,030
Customer funds	6,439,153	6,390,526
Accounts receivable (net of allowance of $382 in 2024 and $385 in 2023)	11,937	7,980
Capital advance receivables (net of allowance of $4,955 in 2024 and $5,059 in 2023)	56,242	45,493
Other current assets	88,210	40,672
Total current assets	7,099,642	7,108,723
Non-current assets:
Property, equipment and software, net	16,053	15,499
Goodwill	77,785	19,889
Intangible assets, net	102,390	76,266
Customer funds	525,000	—
Restricted cash	17,653	5,780
Deferred taxes	41,523	15,291
Severance pay fund	757	840
Operating lease right-of-use assets	19,403	24,854
Other assets	30,174	15,977
Total assets	$7,930,380	$7,283,119

Liabilities and shareholders’ equity:
Current liabilities:
Trade payables	$37,302	$33,941
Outstanding operating balances	6,964,153	6,390,526
Other payables	129,621	117,508
Total current liabilities	7,131,076	6,541,975
Non-current liabilities:
Long-term debt from related party (refer to Notes 14 and 26 for further information)	—	18,411
Warrant liability	—	8,555
Deferred taxes	1,471	—
Other long-term liabilities	73,043	49,905
Total liabilities	7,205,590	6,618,846
Commitments and contingencies (Note 19)

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at December 31, 2024 and December 31, 2023.	—	—
Common stock, $0.01 par value, 3,800,000,000 and 3,800,000,000 shares authorized; 395,965,588 and 368,655,185 shares issued and 360,093,249 and 357,590,493 shares outstanding at December 31, 2024 and December 31, 2023, respectively.	3,960	3,687
Treasury stock at cost, 35,872,339 and 11,064,692 shares at December 31, 2024 and December 31, 2023, respectively.	(193,724)	(56,936)
Additional paid-in capital	821,196	732,894
Accumulated other comprehensive loss	(12,609)	(176)
Retained earnings (accumulated deficit)	105,967	(15,196)
Total shareholders’ equity	724,790	664,273
Total liabilities and shareholders’ equity	$7,930,380	$7,283,119

The accompanying notes are an integral part of the consolidated financial statements.

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Year ended December 31,
	2024	2023	2022

Revenues	$977,716	$831,103	$627,623

Transaction costs (Excluding depreciation and amortization shown separately below and including $1,399, $1,781, and $1,491 interest expense and fees associated with related party transactions in 2024, 2023, and 2022 respectively, refer to Notes 14 and 26 for further information)	152,106	122,291	110,165
Other operating expenses	169,550	160,609	149,199
Research and development expenses	134,631	119,197	115,041
Sales and marketing expenses	211,839	196,654	164,564
General and administrative expenses	113,263	100,929	90,010
Depreciation and amortization	47,296	27,814	20,858
Total operating expenses	828,685	727,494	649,837

Operating income (loss)	149,031	103,609	(22,214)

Financial income (expense):
Gain from change in fair value of Warrants	2,767	17,359	33,963
Loss on Warrant repurchase/redemption	(14,746)	—	—
Other financial income (expense), net	2,419	11,568	(10,131)
Financial income (expense), net	(9,560)	28,927	23,832

Income before income taxes and share in losses of associated company	139,471	132,536	1,618

Income taxes	18,308	39,203	13,586

Share in losses of associated company	—	—	2

Net income (loss)	$121,163	$93,333	$(11,970)

Other comprehensive loss
Unrealized loss on available-for-sale debt securities, net	(412)	—	—
Tax benefit on unrealized loss on available-for-sale debt securities, net	90	—	—
Unrealized loss on cash flow hedges, net	(15,473)	—	—
Tax benefit on unrealized loss on cash flow hedges, net	3,428	—	—
Foreign currency translation adjustments	(66)	—	(2,429)
Other comprehensive loss	(12,433)	—	(2,429)

Comprehensive income (loss)	$108,730	$93,333	$(14,399)

Per Share Data
Net income (loss) per share attributable to common stockholders — Basic earnings (loss) per share	$0.34	$0.26	$(0.03)
— Diluted earnings (loss) per share	$0.31	$0.24	$(0.03)

Weighted average common shares outstanding — Basic	358,345,945	361,678,893	348,044,831
Weighted average common shares outstanding — Diluted	386,237,179	392,665,718	348,044,831

The accompanying notes are an integral part of the consolidated financial statements.

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated	Retained
					Additional	other	earnings
	Common Stock		Treasury Stock		paid-in	comprehensive	(accumulated
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit)	Total
Balance at January 1, 2022	340,384,157	$3,404	—	$—	$575,470	$2,253	$(94,054)	$487,073
Adoption of ASC 326	—	—	—	—	—	—	(2,505)	(2,505)
Exercise of options and vested RSUs	11,478,291	114	—	—	17,392	—	—	17,506
Stock-based compensation	—	—	—	—	53,741	—	—	53,741
ESPP shares issued	979,577	10	—	—	3,830	—	—	3,840
Foreign currency translation adjustments	—	—	—	—	—	(2,429)	—	(2,429)
Net loss	—	—	—	—	—	—	(11,970)	(11,970)
Balance at December 31, 2022	352,842,025	$3,528	—	$—	$650,433	$(176)	$(108,529)	$545,256

Balance at January 1, 2023	352,842,025	$3,528	—	$—	$650,433	$(176)	$(108,529)	$545,256
Exercise of options and vested RSUs, and shares granted, net of taxes paid related to settlement of equity awards	13,959,542	140	—	—	6,329	—	—	6,469
Stock-based compensation	—	—	—	—	69,028	—	—	69,028
ESPP shares issued	1,853,618	19	—	—	7,104	—	—	7,123
Common stock repurchased	—	—	(11,064,692)	(56,936)	—	—	—	(56,936)
Net income	—	—	—	—	—	—	93,333	93,333
Balance at December 31, 2023	368,655,185	$3,687	(11,064,692)	$(56,936)	$732,894	$(176)	$(15,196)	$664,273

Balance at January 1, 2024	368,655,185	$3,687	(11,064,692)	$(56,936)	$732,894	$(176)	$(15,196)	$664,273
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	26,038,653	260	—	—	13,947	—	—	14,207
Stock-based compensation	—	—	—	—	68,251	—	—	68,251
ESPP shares issued	1,271,750	13	—	—	6,104	—	—	6,117
Common stock repurchased	—	—	(24,807,647)	(136,788)	—	—	—	(136,788)
Unrealized loss on available-for-sale debt securities, net	—	—	—	—	—	(412)	—	(412)
Tax benefit on unrealized loss on available-for-sale debt securities, net	—	—	—	—	—	90	—	90
Unrealized loss on cash flow hedges, net	—	—	—	—	—	(15,473)	—	(15,473)
Tax benefit on unrealized loss on cash flow hedges, net	—	—	—	—	—	3,428	—	3,428
Foreign currency translation adjustments						(66)		(66)
Net income	—	—	—	—	—	—	121,163	121,163
Balance at December 31, 2024	395,965,588	$3,960	(35,872,339)	$(193,724)	$821,196	$(12,609)	$105,967	$724,790

The accompanying notes are an integral part of the consolidated financial statements.

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. DOLLARS IN THOUSANDS

	Year ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$121,163	$93,333	$(11,970)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,296	27,814	20,858
Deferred taxes	(22,616)	(11,122)	731
Stock-based compensation expenses	64,787	65,767	52,149
Share in losses of associated company	—	—	2
Gain from change in fair value of Warrants	(2,767)	(17,359)	(33,963)
Loss on Warrant repurchase/redemption	14,746	—	—
Interest and amortization of discount on investments	(8,577)	—	—
Foreign currency re-measurement (gain) loss	3,522	(4,359)	2,752
Changes in operating assets and liabilities, net of the effects of business combinations:
Other current assets	(44,821)	(4,310)	(11,421)
Trade payables	1,127	(8,326)	24,284
Deferred revenue	2,039	1,348	224
Accounts receivable, net	337	4,898	964
Capital advance extended to customers	(329,512)	(299,139)	(223,819)
Capital advance collected from customers	318,763	290,801	237,834
Other payables	3,967	13,619	16,608
Other long-term liabilities	6,358	232	(3,480)
Operating lease right-of-use assets	14,068	10,248	10,686
Other assets	(12,955)	(3,956)	1,521
Net cash provided by operating activities	$176,925	$159,489	$83,960

Cash Flows from Investing Activities
Purchase of property, equipment and software	(8,189)	(8,459)	(10,504)
Capitalization of internal use software	(52,203)	(39,333)	(18,329)
Related party asset acquisition	—	(3,600)	—
Severance pay fund distributions, net	83	255	628
Customer funds in transit, net	(50,768)	930	33,939
Investments in interest rate derivatives	(35,200)	—	—
Purchases of investments in available-for-sale debt securities	(1,443,772)	—	—
Maturities of investments in available-for-sale debt securities	277,000	—	—
Purchases of investments in term deposits	(600,000)	—	—
Cash paid in connection with acquisition, net of cash and customer funds acquired (Refer to Note 3 for further information)	(48,218)	—	—
Net cash inflow from acquisition of remaining interest in joint venture	—	5,953	—
Net cash provided by (used in) investing activities	$(1,961,267)	$(44,254)	$5,734

Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with stock-based compensation plan, net of taxes paid related to settlement of equity awards and proceeds from employee equity transactions to be remitted to employees	21,119	13,203	21,346
Outstanding operating balances, net	563,622	551,914	1,437,358
Borrowings under related party facility (Refer to Notes 14 and 26 for further information)	15,120	26,855	29,363
Repayments under related party facility (Refer to Notes 14 and 26 for further information)	(33,531)	(24,582)	(26,755)
Receipts of collateral on interest rate derivatives	37,890	—	—
Payments of collateral on interest rate derivatives	(19,100)	—	—
Warrant repurchase/redemption (Refer to Note 18 for further information)	(19,834)	—	—
Common stock repurchased	(137,513)	(55,436)	—
Net cash provided by financing activities	$427,773	$511,954	$1,461,312

Effect of exchange rate changes on cash and cash equivalents	$(3,588)	$4,458	$(2,719)

Net change in cash, cash equivalents, restricted cash and customer funds	(1,360,157)	631,647	1,548,287
Cash, cash equivalents, restricted cash and customer funds at beginning of year	7,018,367	6,386,720	4,838,433
Cash, cash equivalents, restricted cash and customer funds at end of year	$5,658,210	$7,018,367	$6,386,720
Supplemental disclosure of cash flow information:
Cash paid for taxes, net of refunds	$52,320	$40,910	$9,425
Cash interest paid	$1,399	$1,767	$1,466
Supplemental information of investing and financing activities not involving cash flows:
Property, equipment, and software acquired but not paid	$1,530	$810	$109
Internal use software capitalized but not paid	$7,108	$10,159	$4,392
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,617	$19,842	$13,003
Common stock repurchased but not paid	$775	$1,500	$—

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. DOLLARS IN THOUSANDS

The below table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2024	2023	2022
Cash and cash equivalents	$497,467	$617,022	$543,299
Current restricted cash	6,633	7,030	2,882
Non-current restricted cash	17,653	5,780	4,848
Customer funds
Current customer funds	6,439,153	6,390,526	5,838,612
Non-current customer funds	525,000	—	—
Customer funds shown in the consolidated balance sheets	6,964,153	6,390,526	5,838,612
Less: Customer funds in transit	(52,759)	(1,991)	(2,921)
Less: Customer funds invested in available-for-sale debt securities	(1,174,937)	—	—
Less: Customer funds invested in term deposits	(600,000)	—	—
Net customer funds shown in the consolidated statements of cash flows	5,136,457	6,388,535	5,835,691
Total cash, cash equivalents, restricted cash and customer funds shown in the consolidated statements of cash flows	$5,658,210	$7,018,367	$6,386,720

The accompanying notes are an integral part of the consolidated financial statements.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 1 – GENERAL OVERVIEW

Unless the context otherwise requires, the “Company”, “Payoneer”, “we,” “our,” “us” and similar terms refer to Payoneer Global Inc.

Payoneer, incorporated in Delaware, empowers global commerce by connecting businesses, professionals, countries and currencies with its diversified cross-border payments platform. Payoneer enables small and medium-sized businesses (“SMB(s)”) around the globe to reach new audiences by reducing the complexity of cross-border trade, and facilitating seamless, cross-border payments. Payoneer offers its customers the flexibility to pay and get paid globally as easily as they do locally. The Company offers a global financial stack that includes cross-border AR/AP capabilities and includes services such as funds management, working capital, and multicurrency accounts. The fully-hosted service includes various payment options with minimal integration required, full back-office functions and customer support offered.

The Company supports customers that come from more than 190 countries and territories and operates in a rapidly evolving regulatory environment. Government regulations impact key aspects of the Company’s business in markets in which the Company operates.

Payoneer is registered as a Money Service Business with the U.S. Treasury’s Financial Crimes Enforcement Network (FinCEN) and licensed as a Money Transmitter under the laws of all U.S. states where such license is necessary for its business, as well as in the District of Columbia and Puerto Rico. In 2015, the Company, through Payoneer Hong Kong Limited, was granted a Money Service Operator License in Hong Kong which enables the Company to offer payment services from Hong Kong. In 2016, the Company, through Payoneer Japan Limited, was registered as a Funds Transfer Service Provider in Japan. In 2018, the Company, through Payoneer Australia PTY Limited, was registered as a Financial Services Licensee in Australia. In 2019, the Company, through Payoneer Europe Limited, was granted authorization to operate as an Electronic Money Institution from the Central Bank of Ireland and was then authorized, pursuant to EU passporting rules, to provide payment services under its license in all countries in the European Economic Area. Payoneer Europe Limited also holds a license with Mastercard to issue cards. In January 2021, Payoneer entered into an agreement with an existing card issuing partner in the United States that enables Payoneer to provide its customers with access to commercial Mastercard cards issued through the card issuing partner to make online purchases of commercial goods and services. In 2023, the Company, through Payoneer Payment Services (UK) Limited, was granted authorization as an Electronic Money Institution from the Financial Conduct Authority of the United Kingdom, and through Payoneer Singapore Pte Ltd., was granted a Major Payment Institution License from the Monetary Authority of Singapore.

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

Accordingly, monetary accounts maintained in currencies other than the dollar are re-measured into dollars in accordance with the principles set forth in ASC 830, Foreign Currency Translation.

Balances in non-dollar currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-dollar transactions reflected in the consolidated statements of comprehensive income (loss), the transaction date exchange rates are used. The resulting transaction gains or losses are recorded as other financial income or expense. The Company recognized $15,574 of such transaction losses during the year ended December 31, 2024. Depreciation, amortization and other changes deriving from non-monetary items are based on historical exchange rates.

Certain of the Company’s foreign subsidiaries acquired in the Skuad acquisition use the local currency of the respective country of domicile as their functional currencies. Assets and liabilities of these non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars at the period-end rate of exchange. Revenues, costs, and expenses of the non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars using transaction date exchange rates. Gains and losses resulting from these translations are recorded as a component of other comprehensive income (loss) (“OCI”). Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as other financial income or expense in the consolidated statements of comprehensive income (loss).

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

As of December 31, 2024 and 2023, the fair values of the Company's cash, cash equivalents, customer funds (other than the portion consisting of available-for-sale debt securities), restricted cash, accounts receivable, capital advance receivables, accounts payable, and outstanding operating balances approximated the carrying values of these instruments presented in the Company's consolidated balance sheets because of their nature. As of December 31, 2023, the fair value of the Company’s long-term debt approximated the carrying value for the same reason. The fair value of long-term debt, when carrying value does not approximate fair value, is determined using Level 3 unobservable inputs and assumptions by the Company.

e.	Derivatives and Hedging:

The Company is exposed to foreign currency risk due to operating expenses denominated in New Israeli Shekels. To reduce that risk, the Company enters into foreign currency forward contracts and net purchased options to hedge foreign currency risk related to its foreign operations in Israel. Additionally, the Company is exposed to interest rate risk on its investments in floating rate cash equivalent instruments. To reduce that risk, the Company has purchased interest rate derivative instruments to mitigate interest rate risk on a portion of the revenues associated with these floating rate investments. The company does not use derivative financial instruments for trading or speculative purposes.

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

To the extent that derivatives qualify as cash flow hedges, changes in the fair value are recorded, net of applicable taxes, in OCI and subsequently reclassified into the same statement of comprehensive income (loss) line item as the hedged exposure when the underlying hedged item is recognized in earnings. Under an election to classify the cash flows from derivatives designated in a qualifying cash flow hedging relationship in the same category as the cash flows from the hedged items, the cash flows associated with derivatives designated as cash flow hedges are reported in cash flows from operating activities in the consolidated statements of cash flows.

Derivatives that are not designated hedges are adjusted to fair value into earnings through financial income or expense. The cash flows associated with these derivatives, if any, are reported in cash flows from investing activities.

Where the Company is party to master netting arrangements, as is the case for interest rate derivative instruments, it offsets the fair value of derivative assets, liabilities, and related collateral balances in its consolidated balance sheet. In the consolidated statements of cash flows, the Company treats cash payments and receipts on collateral as investing cash flows when the collateral account is in an asset position, and as financing cash flows when the collateral account is in a liability position.

The Company was required to pay a premium related to the interest rate derivative instruments discussed above – this premium is amortized using the caplet method over the life of the instrument and is recognized in the same statement of comprehensive income (loss) line item as the hedged exposure. Cash flows related to the premium are included in cash flows from investing activities in the consolidated statements of cash flows.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

f. Cash and cash equivalents and restricted cash:

The Company considers cash invested in short-term bank deposits (up to three months from date of deposit) that are not restricted to withdrawal or use and money market instruments, to be cash equivalents. The Company maintains cash and cash equivalent balances with various institutions, which may include banks, payment service providers, or other financial institutions. The Company regularly reviews investment concentrations of these institutions and has relationships with a globally diversified group of service providers.

The Company defines restricted cash as cash held as collateral for the purpose of maintaining compliance with certain agreements, deposits held with payment processors and issuing banks that assist the Company in executing payment transactions, deposits in connection with regulatory requirements, deposits related to hedging activities, term deposits, proceeds from employee equity transactions to be remitted to employees, and deposits for property rental in different locations around the globe. The classification of restricted cash between current and non-current assets depends on the expected duration of the underlying activity.

g.	Customer funds and investments:

The Company holds all customer balances, inclusive of workforce management customer deposits, both in the U.S. and internationally, as direct claims against us which are reflected on the consolidated balance sheets as a liability classified as outstanding operating balances. Workforce management deposits are collected upon consummation of customer relationships and held to secure future customer payroll obligations and are released to customers upon termination.

The Company does not commingle customer funds in accounts dedicated for holding corporate funds. In certain jurisdictions, the Company may be restricted as to the types of accounts in which customer funds may be maintained and as to the types of assets that may be held.

Customer funds include funds in transit that have not yet settled with the designated payee bank account or have yet to be loaded to a customer card or account. These funds are classified on the consolidated statements of cash flows as investing activities.

The Company maintains dedicated interest and non-interest bearing bank accounts for the holding of customer funds, and has invested certain funds underlying customer balances in available-for-sale debt securities and term deposits. The Company classifies the assets underlying the customer funds as current or non-current based on the maturity of the investment in which they are held.

Investments in available-for-sale debt securities are reported at fair value, net of any unamortized discount or premium, accrued interest, and unrealized gains and losses, within Customer funds on the Company’s consolidated balance sheets. Unrealized gains and losses are included as a component of OCI, net of related estimated tax provisions or benefits. Interest income, amortization of any discount or premium, and realized gains and losses on these securities are recognized within revenue from other sources on the consolidated statements of comprehensive income (loss). In the period of sale, any unrealized gain or loss previously recognized in accumulated other comprehensive income (“AOCI”) is reversed into net income. Purchases, maturities, and sales of debt securities are classified as investing activities and as such, are excluded from the basis of cash, cash equivalents, restricted deposits, and customer funds on the consolidated statements of cash flows.

The Company accounts for purchases and sales of securities on the trade date and recognizes any related cut-off asset or liability within Other current assets or Other payables, respectively, on the consolidated balance sheets.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

Investments in term deposits are accounted for as restricted cash, given that the Company’s ability to withdraw the balances is restricted during the term of the deposit agreement. $4,150 and $9,493 in accrued interest on term deposits was included in Other current assets and Other assets, respectively, as of December 31, 2024. Interest income is recognized within revenue from other sources on the consolidated statements of comprehensive income (loss), and the balances are included within Customer funds on the consolidated balance sheets. Similar to investments in debt securities described above, purchases and maturities of term deposits are classified as investing activities and as such, are excluded from the basis of cash, cash equivalents, restricted deposits, and customer funds on the consolidated statements of cash flows.

h.	Accounts receivable, net:

The Company records receivables when services are transferred to customers in exchange for a right to receive consideration, conditional only upon the passage of time. The Company periodically assesses and evaluates the collectability of outstanding receivables and maintains an allowance for expected credit losses related to accounts receivable.

i.	Capital advance (“CA”) receivables, net:

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

The Company recognizes revenues associated with these fees over the CA period, adjusting the amount to reflect an effective interest rate. The fees earned on these receivables are included in revenue on the consolidated statements of comprehensive income (loss) and the total fees were not significant to the Company’s operations for the years ended December 31, 2024, 2023 or 2022.

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

j.Property, equipment and software, net:

Property, equipment, and software are stated at cost less accumulated depreciation and amortization. Additions, renewals, and betterments are capitalized. Maintenance and repairs that do not extend the useful life of the asset are expensed as incurred.

The Company computes depreciation and amortization using the straight-line method over the estimated useful lives as follows:

Years
Computers, software and peripheral equipment	1-5
Furniture and office equipment	5-17
Leasehold improvements	Shorter of useful life of improvement or lease term

k.	Internal use software:

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

Capitalized internal use software is presented within intangible assets, net on the consolidated balance sheets. The assets are amortized over the period of estimated benefit of 1.2-3 years, using the straight-line method, and related amortization is presented under depreciation and amortization on the consolidated statements of comprehensive income (loss). No significant residual value is estimated for internal use software. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development cost requires considerable judgement by management.

l.	Cloud computing arrangements:

The Company enters into certain cloud-based software hosting arrangements. If management determines that a cloud computing arrangement conveys the right to a software license, the Company accounts for the software license element of the arrangement consistent with the acquisition of other internal use software licenses. If a cloud computing arrangement does not include a software license, the Company accounts for the arrangement as a service contract and expenses all costs not directly related to capitalizable implementation, including overhead costs and costs of service agreements, in the period they are incurred.

Costs related to implementation of cloud computing arrangements that qualify for capitalization are stated at cost less accumulated amortization within prepaid expenses, allocated between other current and other non-current assets on the consolidated balance sheets based on the expected amortization to be recognized within one year. Such capitalized costs are amortized using the straight-line method over the fixed, non-cancellable term of the associated hosting arrangement, plus any reasonably certain renewal periods, beginning when the cloud computing arrangement is substantially complete and ready for its intended use. The amortization expense of such capitalized costs are presented within the same financial statement line items as the associated service fees in the consolidated statements of comprehensive income (loss).

As of December 31, 2024, the net carrying value of capitalized implementation costs included $98 and $552 in other current assets and other non-current assets, respectively. As of December 31, 2024, the Company had not begun to amortize those capitalized implementation costs.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

m.	Business combinations and asset acquisitions:

In evaluating purchase transactions, the Company first applies a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets.

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

If the screen test is not met, the Company further considers whether the set of assets or acquired entities have at a minimum, inputs and processes that have the ability to create outputs which would meet the definition of a business. The Company accounts for business combinations using the acquisition method when control is transferred to the Company. The consideration transferred in the acquisition is measured at fair value, as are the identifiable net tangible and intangible assets acquired. The fair value of the assets are considered significant estimates made by the Company. Any residual purchase price is allocated as goodwill. Transaction costs are expensed as incurred, except if related to the issue of debt or equity securities. Any contingent consideration connected to the business combination is measured at fair value at the date of acquisition and each reporting period thereafter. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed in the business combination, with the corresponding offset recorded to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of comprehensive income (loss) or as an adjustment to acquisition-related assets and liabilities.

n.	Goodwill and intangible assets:

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

Intangible assets consist of internal use software (refer to note 2k), customer relationships, and acquired developed technology. Intangible assets are amortized over the period of estimated useful life using the straight-line method and have estimated useful lives as shown below. No significant residual value is estimated for intangible assets.

The Company computes amortization using the straight-line method over the estimated useful lives as follows:

Years
Internal use software	1.2-3
Customer relationships	11.4
Acquired developed technology	3-6

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

o.	Impairment of long-lived assets:

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

p.	Leases:

The Company determines whether an arrangement is a lease for accounting purposes at contract inception by determining whether an asset is explicitly or implicitly identified in the arrangement, and whether the Company obtains the right to control the use of that asset. As of December 31, 2024 and 2023, the Company had entered into operating leases for office facilities and employee vehicles and did not have any finance leases.

Operating leases are recorded as right-of-use (“ROU”) assets, which are presented as right-of-use assets, and lease liabilities, which are included in other payables and other long-term liabilities, on the consolidated balance sheets, depending on their classification as short- or long-term, respectively.

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

The ROU asset calculation accounts for lease payments and incentives. The ROU asset and lease liability may include amounts attributed to options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. In certain instances, the Company may have lease agreements with lease and non-lease components. In these instances, the Company has elected to apply the practical expedient and account for the lease and non-lease components as a single lease component for all leases. The Company applies a single portfolio approach within certain lease classes to account for the ROU assets and lease liabilities. The Company does not recognize ROU assets and lease liabilities arising from short-term leases.

q.	Warrants

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

r.	Treasury stock:

The Company accounts for repurchases of shares of its common stock as of the trade date, and includes in treasury stock the repurchase price plus any costs associated with the transaction.

When and if treasury stock is reissued, the Company applies the average cost method to determine the value of the reissued shares. The Company credits gains on reissuances to additional paid-in capital and offsets losses against historical gains. Losses in excess of historical gains will be recognized against retained earnings.

Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

s.	Revenue recognition:

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

Capital advance fees:

The Company offers customers a cash advance in exchange for a fixed amount of their future receivables. Such customers use Payoneer’s payment services to receive payments from third-party online marketplaces for goods and services sold on the marketplaces. For the cash advances in which the Company retains the right to future receivables, the fee is recognized over the advance period. Refer to Note 2i for the Company’s accounting policy related to capital advance receivables.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

Global bank transfer revenue:

Revenues generated from bank transfers are recorded at the time the related funds transfer is executed and delivered to the beneficiary. Revenue is deferred until it reaches the beneficiary even if it has been collected by the Company at any point during the bank transfer process. The timing of recognition is dependent on geographic region, and overall reliance on third-party processors and financial institutions.

The Company uses third-party processors and financial institutions in executing foreign exchange transactions with third-parties. The Company acts as the principal in these transactions and recognizes revenue as it relates to these transactions on a gross basis as the Company controls the service to the end customer and directs third-party processors and other financial institutions to perform the specified services on the Company’s behalf. To the extent revenues are recorded on a gross basis, any commissions or other payments to third-parties are recorded as transaction costs so that the net amount (gross revenue less transaction costs) is reflected in operating income (loss). The company charges both fixed and variable fees related to global bank transfers. Fixed fees are generally on a per transaction basis while variable are generally based on volume of transactions where transactions involve funds transferred to the Company in one currency which are transferred to a beneficiary in another currency.

Interest earned on customer funds balances:

As discussed in Note 2g, the Company holds customer funds in both interest and non-interest bearing accounts. Interest earned on these balances is recognized as revenue.

Customer acquisition costs:

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

The Company recognizes an asset for incremental costs to obtain a contract such as sales commissions and other customer incentives. The asset is amortized on a systematic basis over the expected customer relationship period, which is estimated as of December 31, 2024 to be 2.42 years. The amortization is recorded within sales and marketing expense on the consolidated statements of comprehensive income (loss).

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

The Company is exposed to potential transaction losses due to credit or debit collections, recalled payments and card negative balances and related chargebacks, including charge-offs related to CA. These losses are included in transaction costs. The Company established an allowance for estimated losses arising from processing customer transactions, which represents an accumulation of the estimated amounts necessary to provide for transaction losses incurred as of the reporting date, including those for which the Company has not yet identified. The allowance is monitored quarterly and is updated based on actual claims data. The allowance is based on known facts and circumstances as well as internal factors. As of December 31, 2024 and 2023, the provision for transaction losses, including the allowance for CA totaled $8,004 and $7,418, respectively, and was included in other payables, with the exception of the allowance for CA which is within CA receivables, net on the consolidated balance sheets. Transaction costs also include expenses related to the Warehouse Facility and are considered to be related party balances as further described within Notes 14 and 26.

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

Sales and marketing include business development and product launch costs, marketing and advertising costs, retention and customer support costs, partnership commissions, and certain customer acquisition costs. This also includes employee compensation and related costs to support the sales and marketing process. Advertising and certain marketing costs are expensed as incurred and amounted to $35,767, $23,878 and $23,985 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

y.	Stock-based compensation:

Equity awards granted to employees and non-employees are accounted for using the grant date fair value method. The grant date fair value is determined as follows: for restricted stock units (“RSUs”) and stock options with an exercise price, using the Black Scholes pricing model, for stock options or RSUs with market conditions and the Employee Stock Purchase Plan (“ESPP”), using a Monte Carlo model, and for RSUs and stock options with no or an insignificant exercise price with service conditions, based on the grant date share price. The fair value of share-based payment transactions is recognized as expense over the requisite service period. Forfeitures are accounted for as they occur.

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

Credit risk concentration

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, customer funds, restricted cash, and accounts receivable. The Company’s assets are held with various institutions, which may include banks, payment service providers, or other financial institutions throughout the world. The Company regularly reviews its relative exposure to financial and other institutions and has relationships with a globally diversified group of service providers. A significant portion of the Company’s funds are deposited at large depository institutions and global systematically important banks. The vast majority of those cash funds exceed applicable FDIC coverage insurance limits or are held with financial institutions in countries that do not offer deposit insurance and are subject to specific institutional, regional and country risks. The Company is also exposed to transaction losses due to funds blocked with its global bank transfers processors. See also Note 19.

58% and 62% of the Company’s cash and cash equivalents and customer funds are concentrated with U.S. financial institutions as of December 31, 2024 and 2023, respectively.

Cash and cash equivalents and customer funds balances denominated in U.S. dollars represent 74% and 77% of the balance of the cash, cash equivalents and customer funds at December 31, 2024, and 2023, respectively.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

Vendor concentration

The Company issues cards directly under its Mastercard license and utilizes a third-party issuing bank for issuance to customers in the United States and for its corporate purchasing card service. If the issuing bank ceases to transact with current cardholders, experiences a significant disruption that affects current cardholder transactions, or ceases to operate as an issuing bank due to circumstances outside of the Company’s control, or if Mastercard revokes the Company’s license to issue cards, the Company’s financial condition and operating results could be materially impacted.

Marketplace and customer concentration

In 2024, 2023, and 2022, revenues associated with one individual marketplace represented 23%, 25%, and 23%, respectively, of total revenue. In 2023 and 2022, revenues associated with another individual marketplace represented 11% and 23%, respectively, of total revenue.

In 2024, 2023 and 2022, revenues generated from customers who reside in Greater China constituted 35%, 35% and 31%, respectively, of total revenues. This geographic concentration creates exposure to local economic and political conditions, and to economic downturns in the markets serviced by customers who reside in Greater China. Any unforeseen events or changes in regulation or legal requirements in Greater China that restrict the services the Company can provide to customers who reside in Greater China could have a material impact on the Company’s financial statements.

Geographical employee concentration

In October 2023, in response to Hamas’ attack on Israel from the Gaza Strip, Israel declared war on Hamas, which has since expanded into additional fronts. Approximately 55% of the Company’s global employee base is located in Israel, including approximately 78% of its research and development resources. At this time, an insignificant amount of the Company’s Israeli workforce have been called to military reserve duty and the Company has contingencies in place to cover impacted roles and responsibilities.

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

The Company releases the tax effects from AOCI into earnings in the consolidated statements of comprehensive income (loss) when the underlying item of AOCI is realized.

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

Financial Accounting Standards Board (“FASB”) standards adopted during 2024

In 2023, the FASB issued guidance, ASU 2023-07, that requires entities to report incremental information about significant segment expenses included in the segment measure of profit or loss, as well as the name and title of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses each reported measure of segment profit or loss. The guidance also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually, and requires entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The new standard is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024 and must be applied retrospectively to all prior periods presented in the financial statements. Adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements. Refer to Note 22 for required disclosures.

FASB Standards issued, but not adopted as of December 31, 2024

In 2023, the FASB issued guidance, ASU 2023-09, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). It also requires entities to disclose their income tax payments (net of refunds received) to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In 2024, the FASB issued guidance, ASU 2024-03, which requires the disaggregated disclosure of certain costs and expenses on an interim and annual basis. The new standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and can be applied prospectively with the option for retrospective application to all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 3 –BUSINESS COMBINATIONS

On August 5, 2024, Payoneer acquired 100% of the outstanding equity of Skuad Pte. Ltd. (“Skuad”) and its subsidiaries, a global workforce and payroll management company. The acquisition accelerates Payoneer’s strategy to deliver a comprehensive and integrated financial stack for SMBs that operate globally. The transaction was accounted for in accordance with ASC 805, Business Combinations (“ASC 805”), using the acquisition method of accounting with Payoneer as the acquirer.

The following table summarizes the fair value of the consideration transferred:

	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Adjusted)
Cash	$61,099	$—	$61,099
Contingent consideration	5,283	1,691	6,974
Extinguishment of pre-existing receivable	1,000	—	1,000
Settlement of unvested acquiree stock-based compensation awards	315	—	315
Total	$67,697	$1,691	$69,388

Cash transferred was funded with cash on hand. The contingent consideration was in the form of a $9,709 earn-out subject to meeting certain performance criteria such as revenue and volume for eighteen months post-close, and achievement of certain business goals within twelve months post-close. The fair value of the contingent consideration recognized on the acquisition date of $5,283 was estimated using estimates of probability of each outcome and the Option Pricing Model (“OPM”), except for with respect to the integration plan target, which is not exposed to systemic risk. Note that as shown above, the Company has adjusted the acquisition date fair value of the contingent consideration via a measurement period adjustment of $1,691, recognized as an increase to acquisition date goodwill. This adjustment is a result of refinement of Management’s assumptions around Skuad’s business forecast, based on data that was available at the time of the acquisition. Refer to Note 7 below for details on changes in the fair value of the contingent consideration since acquisition.

The consideration transferred included settlement of a receivable on Payoneer's books, related to commercial payments activities that occurred prior to the closing of the business combination with Skuad, which is now an intercompany relationship eliminated in consolidation. No gain or loss was recognized on settlement.

The settlement of unvested acquiree stock-based compensation awards relates to unvested Skuad stock options which were cancelled upon acquisition and either replaced with Payoneer RSUs or not replaced and settled in cash. Replacement awards included 90,000 RSUs which were measured at fair value based on the grant date share price. Additionally, the Company committed to grant 1,870,577 RSUs valued at $10,364, which are subject to ratable quarterly vesting contingent on future services and continued employment of the Skuad founder and shall be expensed over a remaining service period of up to three years.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 3 –BUSINESS COMBINATIONS (continued):

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed:

	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Adjusted)
Cash and cash equivalents and restricted deposits	$3,875	$-	$3,875
Customer funds	9,005	-	9,005
Accounts receivable	4,294	-	4,294
Tax indemnification asset	1,240	1,764	3,004
Customer relationships intangible asset	6,683	-	6,683
Developed technology intangible asset	2,354	-	2,354
Other assets	1,499	-	1,499
Trade payables	(1,514)	-	(1,514)
Outstanding operating balances	(9,005)	-	(9,005)
Deferred tax liabilities, net	(1,373)	-	(1,373)
Uncertain tax positions	(1,240)	(1,764)	(3,004)
Other payables	(4,326)	-	(4,326)
Total identifiable net assets	$11,492	$-	$11,492
Goodwill	$56,205	$1,691	$57,896
Total	$67,697	$1,691	$69,388

The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributable to the significant synergies expected to arise from the acquisition, including enhancement of Payoneer’s comprehensive and integrated financial stack. The Company does not expect goodwill to be deductible for income tax purposes.

At the acquisition date, Payoneer recognized an indemnification asset in the amount of $1,240 related to uncertain tax positions of the acquiree. As noted in the table above, during the three months ended December 31, 2024, the Company recognized an additional $1,764 in indemnification assets related to uncertain tax positions of the acquiree which existed at the acquisition date but had not yet been identified by the Company. There was no impact to earnings related to this adjustment. Payoneer is fully indemnified by the sellers for the full amount of the positions in the event that the related losses are realized.

Due to Skuad’s insignificant size relative to the Company, Payoneer is not providing supplemental pro forma financial information for the current and prior reporting periods. During the year ended December 31, 2024, Payoneer incurred acquisition-related costs of $4,900, which were included in general and administrative expenses on the consolidated statements of comprehensive income (loss).

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

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 4 – CAPITAL ADVANCE (“CA”) RECEIVABLES

During the years ended December 31, 2024 and 2023, the Company has purchased and collected the following principal amounts associated with CA receivables, including foreign exchange adjustments:

	December 31,
	2024	2023
Beginning CA receivables, gross	$50,552	$42,466
CA extended to customers	329,408	298,467
Change in revenue receivables	(185)	420
CA collected from customers	(314,443)	(285,530)
Charge-offs, net of recoveries	(4,135)	(5,271)
Ending CA receivables, gross	$61,197	$50,552
Allowance for CA losses	(4,955)	(5,059)
CA receivables, net	$56,242	$45,493

The outstanding gross balance at December 31, 2024, consists of the following current and overdue amounts:

Total	Current	1-30 days overdue	30-60 overdue	60-90 overdue	Above 90 overdue
61,197	58,372	1,804	352	298	371

The outstanding gross balance at December 31, 2023, consists of the following current and overdue amounts:

Total	Current	1-30 days overdue	30-60 overdue	60-90 overdue	Above 90 overdue
50,552	47,332	1,977	692	276	275

The following are current and overdue balances from above that are segregated into the timing of expected collections at December 31, 2024:

		Due in less than			Due in more than
Total	Overdue	30 days	Due in 30-60 days	Due in 60-90 days	90 days
61,197	2,825	13,654	13,357	23,252	8,109

The following are current and overdue balances from above that are segregated into the timing of expected collections at December 31, 2023:

		Due in less than			Due in more than
Total	Overdue	30 days	Due in 30-60 days	Due in 60-90 days	90 days
50,552	3,220	10,841	13,696	17,462	5,333

As of December 31, 2024, the Company has applied a range of loss rates to the portfolio of 0.87% to 2.02% for the allowance for CA losses with the weighted average loss rate applied being 1.5%. The Company applied a range of loss rates to the portfolio of 1.58% to 1.85% for the allowance for CA losses with the weighted average loss rate applied being 1.75% as of December 31, 2023.

Below is a roll forward for the ALCAL for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Beginning balance	$5,059	$5,311
Provisions	4,955	5,227
Recoveries	(924)	(208)
Charge-offs	(4,135)	(5,271)
Ending balance	$4,955	$5,059

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 5 - CUSTOMER FUNDS AND INVESTMENTS

The Company has invested certain customer funds in available-for-sale debt securities and term deposits. The following table summarizes the assets underlying customer funds as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$5,189,216	$6,390,526
Available-for-sale debt securities	1,174,937	—
Term deposits	75,000	—
Total current customer funds	$6,439,153	$6,390,526
Term deposits	525,000	—
Total non-current customer funds	$525,000	$—
Total customer funds	$6,964,153	$6,390,526

As of December 31, 2024, the estimated fair value of the available-for-sale debt securities included $2,943 in unrealized gains and $3,265 in unrealized losses, net of tax. The gross unrealized losses of $4,177 related to assets with a fair value of $446,423, which had been in a continuous unrealized loss position for less than 12 months.

Unrealized losses have not been recognized into income as the Company neither intends to sell, nor anticipates that it is more likely than not that it will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due to changes in market interest rates, rather than credit losses. The Company will continue to monitor the performance of the investment portfolio and assess whether impairment due to expected credit losses has occurred.

During the year ended December 31, 2024, the Company did not sell any available-for-sale debt securities or incur any realized gains or losses.

As of December 31, 2024, $305,773 of the Company’s available-for-sale debt securities were due to mature within one year or less, and $869,164 were due to mature between one and five years.

NOTE 6 - DERIVATIVES AND HEDGING

The table below summarizes the gross notional amount and fair value of outstanding derivative instruments at December 31, 2024. No derivative instruments were outstanding at December 31, 2023.

		December 31, 2024
	Balance Sheet Location	Notional Amount	Fair Value
Derivative assets designated as hedge accounting instruments:
Interest rate floors[1]	Other Current Assets	(1)	$739
Foreign currency forwards	Other Current Assets	$40,330	910
Foreign currency net purchased options	Other Current Assets	15,966	385
Total current derivative assets		$56,296	$2,034
Interest rate floors[1]	Other Non-Current Assets	(1)	$17,692
Total derivative assets		$56,296	$19,726

1The Company’s investment in interest rate derivative instruments consists of a three and five year investments in 3% interest rate floors to hedge interest income on a $1,900,000 notional investment of customer funds in floating rate cash equivalent instruments. The short-term portion of the investments’ fair value shown in the table above relates to the portion of the hedge expiring within one year of the balance sheet date.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 6 - DERIVATIVES AND HEDGING (continued):

During the year ended December 31, 2024, the Company recognized $12,045 in unrealized losses, net of tax, on derivative instruments designated as cash flow hedges in OCI. As of December 31, 2024, the Company estimated that $1,150 of unrealized losses related to cash flow hedges currently included in AOCI are expected to be reclassified into earnings within the next 12 months. As of December 31, 2024, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 58 months. During the year ended December 31, 2024, the Company did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction.

As of December 31, 2024, the Company recognized an obligation to return cash collateral related to interest rate floors of $18,790, which was offset against the gross derivative balances shown in the table above.

NOTE 7 - FAIR VALUE

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
U.S. Treasury Securities (included within Customer funds)	$1,174,937	$—	$—	$1,174,937
Derivative assets (included within Other current assets)
Interest rate floors	$—	$739	$—	$739
Foreign currency forwards	—	910	—	910
Foreign currency net purchased options	—	385	—	385
Total current derivative assets	$—	$2,034	$—	$2,034
Derivative assets (included within Other non-current assets)
Interest rate floors	$—	$17,692	$—	$17,692
Total financial assets	$1,174,937	$19,726	$—	$1,194,663
Current portion of Skuad acquisition earnout liability (included within Other payables)	$—	$—	$723	$723
Non-current portion of Skuad acquisition earnout liability (included within Other long-term liabilities)	$—	$—	$8,021	$8,021
Total financial liabilities	$—	$—	$8,744	$8,744

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Warrant liability	$8,555	$—	$—	$8,555

The Company’s foreign currency derivative instruments are valued using pricing models that take into account the contract terms and relevant currency rates. The Company’s interest rate floors are valued using pricing models that take into account the contract terms and relevant interest rates.

As of December 31, 2024 and 2023, the fair values of the Company's cash, cash equivalents, customer funds (other than the portion consisting of available-for-sale debt securities), restricted cash, accounts receivable, capital advance receivables, accounts payable, outstanding operating balances, and long-term debt approximated the carrying values of these instruments presented in the Company's consolidated balance sheets because of their nature. The fair value of long-term debt, when carrying value does not approximate fair value, is determined using Level 3 unobservable inputs and assumptions by the Company.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 7 – FAIR VALUE (continued):

In the year ended December 31, 2024, the Company recognized a liability for contingent consideration related to the Skuad acquisition, and recognized $1,770 in loss related to the change in the fair value of the liability since the acquisition date, included within General and administrative expenses on the consolidated statements of comprehensive income. Refer to Note 3 above for additional details around valuation.

NOTE 8 - OTHER CURRENT ASSETS

Composition of other current assets, grouped by major classifications, is as follows:

	December 31,
	2024	2023
Prepaid expenses	$21,429	$16,656
Income receivable	24,654	12,844
Prepaid income taxes	33,476	8,136
Derivative assets	1,295	—
Other	7,356	3,036
Total other current assets	$88,210	$40,672

NOTE 9 – PROPERTY, EQUIPMENT AND SOFTWARE

Composition of property, equipment and software, grouped by major classifications, is as follows:

	December 31,
	2024	2023
Computers, software and peripheral equipment	$43,003	$39,453
Leasehold improvements	8,846	9,678
Furniture and office equipment	6,286	5,674
Property, equipment and software	58,135	54,805
Accumulated depreciation	(42,082)	(39,306)
Property, equipment and software, net	$16,053	$15,499

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 were $8,431, $8,056 and $8,285, respectively.

During the years ended December 31, 2024, 2023 and 2022, the Company disposed of certain long-lived assets which were fully depreciated and had a cost of $5,655, $2,915 and $7,477, and certain assets with net book value of $0, $11 and $43, respectively.

The following table presents the Company’s property, equipment and software, net of depreciation, by geographic region:

	December 31,
	2024	2023
Israel	$11,674	$11,933
United States	2,756	1,676
All other countries	1,623	1,890
	$16,053	$15,499

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company conducted the annual impairment test of goodwill as of September 30, 2024. The Company elected to directly perform a quantitative analysis of fair value of the reporting unit compared to the carrying value of the reporting unit. Based on the results of this analysis, the Company determined that goodwill was not impaired. The Company has not recognized an impairment charge in any of the years ended December 31, 2024, 2023, or 2022. No triggering events have occurred since the annual impairment assessment that would change the Company’s assessment.

Refer to Note 3 for details around goodwill acquired during the year. The following table presents goodwill balance and adjustments to those balances during the year ended December 31, 2024:

			Foreign
			Currency
	December 31,	Goodwill	Translation	December 31,
	2023	Acquired	Adjustments	2024
Total goodwill	$19,889	57,896	—	$77,785

There were no changes to the Company’s goodwill balance of $19,889 during the year ended December 31, 2023.

Intangible assets

Composition of intangible assets, grouped by major classifications, is as follows:

	December 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Internal use software	$175,698	$(86,882)	$88,816	$122,001	$(54,804)	$67,197
Acquired developed technology	20,269	(13,111)	7,158	17,915	(8,846)	9,069
Customer relationships	6,683	(267)	6,416	—	—	—
Total	$202,650	$(100,260)	$102,390	$139,916	$(63,650)	$76,266

On August 2, 2023, Payoneer Inc. and Payoneer Research & Development Ltd., wholly owned subsidiaries of the Company, purchased certain assets and intellectual property of Spott Incredibles Technologies Ltd. (“Spott”) for a total consideration of $3,600, and committed to $400 of future payments contingent on Spott’s former employees’ continued employment with Payoneer Research & Development Ltd. Spott’s intellectual property provides real-time e-commerce data and analytics for more informed and faster business decision-making. Note that a member of the Board of Directors of the Company has an indirect interest in Spott and serves on its board – refer to Note 26 for related party considerations.

The Company determined that this transaction was an asset acquisition under ASC 805 as substantially all of the fair value of the gross assets of Spott are concentrated in a group of similar intangible assets.

Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $37,015, $19,434 and $11,959, respectively.

At December 31, 2024, 2023 and 2022, the Company evaluated internal use software for impairment and determined to impair internal use software assets no longer in use.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS (continued):

During the year ended December 31, 2024, the Company recognized $1,850 in impairment related to abandoned internal use software assets which were fully impaired. During the year ended December 31, 2023, the Company recognized $293 in impairment of intangibles acquired through the acquisition of the remaining interest in a joint venture as described in Note 11. The acquired intangibles were determined to have no use to the Company post-acquisition. The Company also recognized an insignificant amount of additional impairment related to other intangible assets. The Company recognized an impairment of internal use software in the amount of $614 in the year ended December 31, 2022, related to the abandonment of specific projects. The impairment is presented under Depreciation and amortization expenses.

Expected future intangible asset amortization as of December 31, 2024, excluding capitalized internal use software of $16,379 not yet placed in service as of that date, was as follows:

Fiscal years
2025	$41,464
2026	29,662
2027	9,645
2028 and thereafter	5,240
Total	$86,011

NOTE 11 – INVESTMENT IN ASSOCIATED COMPANY

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

As substantially all of the fair value of the gross assets of the joint venture were concentrated in a group of similar assets (cash and cash equivalents and restricted deposits in the amount of $13,914), the Company accounted for the transaction as an asset acquisition. As such, the Company’s basis in the acquired assets is valued at the amount of consideration transferred.

NOTE 12 – LEASES

The Company’s lease expense was as follows:

	Year Ended December 31,
	2024	2023	2022
Short-term lease expense	$1,018	1,501	1,430
Operating lease expense	11,148	10,122	11,224
Total lease expense	$12,166	$11,623	$12,654

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 12 – LEASES (continued):

The operating cash flows associated with operating leases were $14,068, $10,248 and $10,686 for the years ended December 31, 2024, 2023 and 2022, respectively. Additional balance sheet information related to leases was as follows:

	December 31,
	2024		2023
Operating lease right-of-use assets	$19,403		$24,854

Operating lease liabilities within other payables	$5,735		$7,171
Operating lease liabilities within other long-term liabilities	15,645		17,836
Total operating lease liabilities	$21,380		$25,007

Weighted average remaining lease term – operating leases	7.54	years	7.11	years
Weighted average discount rate – operating leases	5.93%		6.06%

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

The Company leases its facilities under various operating lease agreements, which expire on various dates. The minimum lease commitments due as of the year ended under non-cancelable operating leases are as follows:

As of December 31, 2024
2025	$705
2026	9,514
2027	3,722
2028	1,930
2029	1,923
Thereafter	12,372
Total	30,166
Less present value discount	(8,786)
Lease liability	$21,380

NOTE 13 - OTHER PAYABLES

Composition of other payables, grouped by major classifications, is as follows:

	December 31,
	2024	2023
Employee related compensation	$81,482	$67,837
Commissions payable	18,057	23,695
Accrued expenses	14,704	12,358
Lease liability	5,735	7,171
Income tax payable	3,763	2,410
Other	5,880	4,037
Total other payables	$129,621	$117,508

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 14 – DEBT

On October 28, 2021, Payoneer Early Payments Inc. (“PEPI”), a wholly-owned second tier subsidiary of the Company and its subsidiary (the “Borrower”) entered into a Receivables and Loan Security Agreement (the “Warehouse Facility”) with Viola Credit VI, L.P. (currently known as Viola Credit ALF II, L.P.), Viola Credit Alternative Lending FNX SPV, L.P. (the “Lenders”) and Viola Credit Alternative Lending Management 2018 L.P. (collectively, the “Parties”) for the purpose of external financing of Capital Advance activity. The Company notes that the Lenders are related parties through the Company’s Board of Directors’ chairman’s ownership interest in the Lenders. Refer to Note 26 for further information regarding related party considerations.

In accordance with the Warehouse Facility, the Lenders made available to the Company an initial committed amount of $25,000, which was permitted to be increased at the request of the Company, and with the consent of the Lenders, in $25,000 increments up to $100,000. The associated borrowings were secured by the assets of the Borrower, which consist primarily of capital advance receivables as well as a pledge of the equity of the Borrower. The recourse under the Warehouse Facility was limited to Borrower's assets, and no other Payoneer entity guaranteed repayment by the Borrower. At December 31, 2024 and 2023, respectively, $0 and $32,468 was pledged as collateral and included within Capital advance receivables on the consolidated balance sheets.

The Warehouse Facility stipulated a borrowing base calculated at an advance rate of 80% out of the eligible portfolio outstanding receivables balance.

On and after July 1, 2023, the Warehouse Facility bore interest at the sum of the Daily Simple SOFR and 0.26161% plus:

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

On June 8, 2022, the Warehouse Facility was amended to create a condition that the total interest rate, calculated as the sum per above, was not to exceed 10.5% per annum for all outstanding balances.

The revolving period of the facility was 36 months from the closing date and the maturity date is 42 months from the date the Warehouse Facility was entered into. The Warehouse Facility reached its scheduled revolving period termination date on October 28, 2024, and the Company has repaid all outstanding borrowings. The Warehouse Facility is set to be automatically terminated on April 28, 2025.

The Company recorded expenses included in transaction cost in the total amount of $1,399, $1,781 and $1,491 for the years ended at December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was no outstanding associated balance on the consolidated balance sheets. As of December 31, 2023, the outstanding associated balance was $18,411, included within long-term debt on the consolidated balance sheets, with $168 of accrued expenses included in Other payables.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 15 – OTHER LONG-TERM LIABILITIES

Composition of other long-term liabilities, grouped by major classifications, is as follows:

	December 31,
	2024	2023
Reserves for uncertain income tax positions	$39,633	$24,793
Long-term lease liabilities	15,645	17,836
Other tax provisions	7,699	5,202
Severance pay liabilities	2,045	2,056
Non-current portion of Skuad acquisition earnout liability	8,021	—
Other	—	18
Total other long-term liabilities	$73,043	$49,905

NOTE 16 – RESTRUCTURING CHARGES

The Company did not incur restructuring charges during the year ended December 31, 2024.

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

NOTE 17 – SEVERANCE PAY FUND AND ACCRUED SEVERANCE PAY

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

Labor laws in Israel and employment agreements require paying severance pay to employees that are dismissed or retire from their employment in certain circumstances, according to a defined benefit plan. Employees (for whom the Company makes regular deposits in pension and severance pay funds according to a defined benefit plan) dismissed before attaining retirement age are entitled to severance pay computed on the basis of their latest pay rate. In respect of these employees, the Company is committed to supplement the difference between severance pay computed as above and the amounts accumulated in the abovementioned funds. Commencing in 2011, the Israeli Subsidiary added Section 14 of the Severance Pay Law - 1963 to new employees’ agreements that eliminates the need to accrue provisions for retirement expenses for these employees, other than periodic payments made on behalf of the employees that are expensed periodically. The accrued severance pay liability was $1,190 and $1,472 as of December 31, 2024 and 2023, respectively.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 17 – SEVERANCE PAY FUND AND ACCRUED SEVERANCE PAY (continued):

The Israeli Subsidiary’s severance pay liability for the Israeli employees is covered mainly by the purchase of insurance policies. The value of these policies is recorded as an asset in the consolidated balance sheets. The balance of the severance pay fund was $757 and $840 as of December 31, 2024 and 2023, respectively.

NOTE 18 – WARRANTS AND SHAREHOLDER’S EQUITY

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

During the year ended December 31, 2024, the Company repurchased 24,807,647 shares of its common stock for $136,788, including taxes and fees, at a weighted average cost of $5.50 per share, respectively. During the year ended December 31, 2023, the Company repurchased 11,064,692 shares of its common stock for $56,936, including taxes and fees, at a weighted average cost of $5.13 per share, respectively. As of December 31, 2024, a total of approximately $103,773 remained available for future repurchases of the Company’s common stock under the program.

Common Stock

Holders of common stock are entitled to one vote per share and to receive dividends, when declared. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

Warrants

On June 25, 2021, Payoneer Inc. (a subsidiary company) and FTAC Olympus Acquisition Corporation (“FTOC”) consummated a previously announced business combination through a merger of subsidiaries under a newly formed holding company (the “Reverse Recapitalization”). The Company had publicly traded warrants that were assumed upon the Reverse Recapitalization, and were exercisable for shares of the Company’s common stock. Warrants were only exercisable for a whole number of shares at an exercise price of $11.50 and would expire on June 25, 2026, or earlier, if redeemed. In September 2024, the Company completed a tender offer (the “Offer”) to repurchase all outstanding Warrants, at $0.78 per Warrant. Concurrently with the Offer, the Company solicited consents (the “Consent Solicitation”) from holders of its outstanding Warrants to amend the agreement governing the Warrants (the “Warrant Agreement”) to permit the Company to redeem all Warrants that remained outstanding after the completion of the Offer for $0.70 per Warrant in cash, without interest.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 18 – WARRANTS AND SHAREHOLDER’S EQUITY (continued):

The Offer expired on September 9, 2024 (the “Expiration Date”), in accordance with its terms. 24,030,937 Warrants were validly tendered and not validly withdrawn from the Offer representing approximately 95.5% of the then-outstanding Warrants. These Warrants were repurchased for $0.78 per Warrant, or $18,744 in total, with a $13,217 loss recognized upon repurchase, which is the result of the premium paid above the valuation of the Warrants as of the latest revaluation date of June 30, 2024. On September 10, 2024, the Company issued a notice of redemption to redeem all remaining untendered and outstanding Warrants for $0.70 per Warrant as of September 25, 2024. These Warrants were redeemed for $0.70 per Warrant, or $789 in total, with a $530 loss recognized upon repurchase, which is the result of the premium paid above the valuation of the Warrants as of the latest revaluation date of June 30, 2024. The Company also incurred approximately $1,000 in expenses associated with the transaction, which are included in loss on warrant repurchase/redemption in the consolidated statements of comprehensive income (loss).

At December 31, 2023, there were 25,158,086 warrants outstanding with a corresponding liability valued at $8,555.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and were presented within warrant liabilities on the Company’s consolidated balance sheets. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of comprehensive income (loss). The following table presents the changes in the fair value of warrant liabilities (Level 1):

	December 31,
	2024	2023
Beginning fair value	$8,555	$25,914
Change in fair value	(2,767)	(17,359)
Repurchase and redemption	(5,788)	—
Ending fair value	—	8,555

In September 2015, the Company issued equity classified private warrants to purchase shares of Common Stock to a non-employee in association with a commercial services agreement. The exercise price of the warrants is $1.79 per share and they expire 10 years from issuance. At December 31, 2024, 2023 and 2022, 1,792,994 private warrants were outstanding, out of which 1,080,707 were vested. The Company did not recognize additional expenses related to the warrants in 2024, 2023, or 2022.

Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2024 and 2022 were as follows. There were no changes in other comprehensive income (loss) in the year ended December 31, 2023:

	Year ended December 31, 2024
	Foreign currency translation adjustments	Unrealized losses on available-for-sale debt securities	Unrealized losses on cash flow hedges	Total
Beginning balance	$(176)	$—	$—	$(176)
Other comprehensive loss before reclassifications	(66)	(322)	(11,938)	(12,326)
Amount of loss reclassified from AOCI	—	—	(107)	(107)
Net current period other comprehensive loss	(66)	(322)	(12,045)	(12,433)
Ending balance	$(242)	$(322)	$(12,045)	$(12,609)

	Year ended December 31, 2022
	Foreign currency translation adjustments	Total
Beginning balance	$2,253	$2,253
Other comprehensive loss before reclassifications	(2,429)	(2,429)
Ending balance	$(176)	$(176)

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 19 – COMMITMENTS AND CONTINGENCIES

The Company’s business is subject to various laws and regulations in the United States and other countries from where the Company operates. Any regulatory action, tax or legal challenge against the Company for noncompliance with any regulatory or legal requirement could result in significant fines, penalties, or other enforcement actions, increased costs of doing business through adverse judgment or settlement, reputational harm, the loss of banking or other operational relationships, the diversion of significant amounts of management time and operational resources, and could require changes in compliance requirements or impose limits on the Company’s ability to expand its product offerings, or otherwise harm or have a material adverse effect on the Company’s business. From time to time, the Company incurs insignificant fines and penalties in the ordinary course of business.

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

On August 7, 2023, Payoneer (Guangzhou) Commerce Services Co., Ltd. (“Payoneer Guangzhou”), a wholly owned subsidiary of the Company, entered into an agreement with a non-bank payments institution (the “Licenseholder”), that offers pay-out and mobile payments solutions to merchants in the People’s Republic of China and holds a Payment Business License issued by the People’s Bank of China (the “PBoC”). Pursuant to the terms of the agreement, Payoneer Guangzhou seeks to purchase the Licenseholder, and placed approximately $4 million in escrow in October 2023, representing a small portion of the agreed upon consideration for the purchase. In the event of termination of the agreement, such escrow amount will be returned to Payoneer Guangzhou, and in the event of a successful transaction, it will be applied to the full purchase price. In February 2025, the Company received the regulatory approvals in China required to complete the acquisition, which is subject to customary closing conditions and termination provisions provided for in the agreement.

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

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 20 – REVENUE

The following table presents revenue recognized from contracts with customers as well as revenue from other sources:

	Year Ended December 31,
	2024	2023	2022

Revenue recognized at a point in time	$707,644	$573,902	$533,213
Revenue recognized over time	2,650	16,925	30,354
Revenue from contracts with customers	$710,294	$590,827	$563,567
Interest income on customer balances	$256,846	$230,634	$55,292
Capital advance income	10,576	9,642	8,764
Revenue from other sources	$267,422	$240,276	$64,056
Total revenues	$977,716	$831,103	$627,623

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

Note that in 2024, the Company has updated the definition of its primary regional markets to align with the view used by Management. This update eliminates South Asia, Middle East and North Africa as a separate region and instead includes revenues from South Asia in the Asia-Pacific region and Middle East and North Africa in the Europe, Middle East, and Africa region. The update has been applied to all periods reflected in the table below.

	Year Ended December 31,
	2024	2023	2022
Primary regional markets
Greater China(1)	$340,846	$287,944	$195,663
Europe, Middle East, and Africa(2)	253,096	225,703	176,083
Asia-Pacific(2)	186,582	142,737	108,823
North America(3)	96,868	97,434	92,045
Latin America(2)	100,324	77,285	55,009
Total revenues	$977,716	$831,103	$627,623

(1)	Greater China is inclusive of mainland China, Hong Kong, Macao and Taiwan
(2)	No single country included in any of these regions generated more than 10% of total revenue
(3)	The United States is the Company’s country of domicile. Of North America revenues, the U.S. represents $95,794, $93,371 and $87,438 during the years ended December 31, 2024, 2023 and 2022.

The following table represents a rollforward of deferred customer acquisition costs:

Opening balance as of December 31, 2023	$9,613
Additions to deferred customer acquisition costs	11,787
Amortization of deferred customer acquisition costs	(10,999)
Ending balance as of December 31, 2024	$10,401

Opening balance as of December 31, 2022	$10,245
Additions to deferred customer acquisition costs	9,406
Amortization of deferred customer acquisition costs	(10,038)
Ending balance as of December 31, 2023	$9,613

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 21 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	December 31,
	2024	2023	2022
Bank and processor fees	$107,259	$87,972	$85,015
Network fees	23,856	18,212	13,617
Chargebacks and operational losses	12,811	7,273	3,837
Card costs	1,954	1,858	1,834
Capital advance costs, net of recoveries	5,510	6,679	4,526
Other	716	297	1,336
Total transaction costs	$152,106	$122,291	$110,165

NOTE 22 – SEGMENT INFORMATION

The Company determines operating segments based on how its CODM manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. The Company’s CODM are its Chief Executive Officer and Chief Financial Officer, who review its operating results on a consolidated basis. The Company operates in one segment and has one reportable segment.

The Company’s CODM use consolidated net income, as shown on the consolidated statements of comprehensive income (loss), as the measure of segment profitability. The CODM use net income to evaluate the Company’s ongoing operations and for internal planning and forecasting purposes. This analysis is used in making strategic investment decisions. The Company’s measure of segment assets is reported on the consolidated balance sheets as total assets.

	Year Ended December 31,
	2024	2023	2022
Revenue	$977,716	$831,103	$627,623
Less:
Transaction cost[1]	(152,106)	(122,291)	(110,165)
Labor & related	(279,254)	(272,588)	(286,205)
Stock-based compensation	(64,787)	(65,767)	(52,150)
3rd party contractors	(37,397)	(36,865)	(25,713)
IT & communication	(70,783)	(53,962)	(41,018)
Depreciation & amortization	(47,296)	(27,814)	(20,858)
Other operating expenses[2]	(177,062)	(148,207)	(113,728)
Income taxes	(18,308)	(39,203)	(13,586)
Other segment items[3]	(9,560)	28,927	23,830
Net income (loss)	$121,163	$93,333	$(11,970)
(1)	Refer to Note 21 for disaggregation of transaction cost into significant segment expense categories.
(2)	Other operating expenses include miscellaneous, individually insignificant operating expenses. The Company’s CODM review these items in aggregate.
(3)	Other segment items included in net income include finance income and expense, which primarily includes public warrant revaluation and loss on redemption, corporate interest income, and foreign currency remeasurement gains and losses. For the period ended December 31, 2022, this also includes the Company’s share in losses of an associated company.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 23 – STOCK-BASED COMPENSATION

Option and restricted stock compensation plans

The Company maintains three stock-based compensation incentive plans: the Payoneer Inc. 2007 Share Incentive Plan and the Payoneer Inc. 2007 U.S. Share Incentive Plan (hereafter together – the “2007 Plan”), the Payoneer Inc. 2017 Stock Incentive Plan (hereafter – the “2017 Plan”) and the 2021 Omnibus Incentive Plan (the “2021 Plan”).

●	2007 Plan - In February 2007, the Company’s Board of Directors approved the 2007 Plan, where up to 3,360,000 incentive awards (including stock options and RSUs) were available for grants to employees of the Company and other individuals eligible under the plan. Subsequent to the original plan approval, there were several periodic increases in options that were available for grant through approval by the Company’s board of directors and stockholders. The 2007 Plan is no longer available for grants of new awards as of 2017.
●	2017 Plan - In May 2017, the Company’s Board of Directors approved the 2017 Plan, where up to 21,756,714 incentive awards (including stock options and RSUs) were available for grant to employees of the Company and other individuals eligible under the Plan. Awards generally vest over a four year period and continued vesting of any outstanding award is usually subject to continued service of the person to whom the award was granted. The 2017 Plan is no longer available for grants of new awards as of 2021.
●	2021 Plan – In June 2021, the Company's Board of Directors adopted the 2021 Plan, pursuant to the approval of the 2021 Plan by the shareholders of the Company. The plan allows the granting of incentive awards (including stock options and RSUs) to employees of the Company and other individuals eligible under the Plan. Awards granted under the plan generally vest over a four year period and continued vesting of any outstanding award is usually subject to continued service of the person to whom the award was granted.
o	2021 Transaction Bonus Pool - The Company approved and adopted the Transaction Bonus Pool under the 2021 Plan, associated with the Reverse Recapitalization in 2021. The RSUs associated with the Transaction Bonus Pool are subject to certain market-based and service conditions. Fifty percent of those RSUs would have vested if at any time during the 30 months following the closing date, the closing share price of Company Shares was greater than or equal to $15.00 over any 20 days trading within any 30 trading days period (which threshold did not occur, and as a result, the right to these shares was forfeited); and the remaining 50% of those RSUs shall vest if at any time during the 60 months following the closing date, the closing share price of Company Shares is greater than or equal to $17.00 over any 20 trading days within any 30 trading days period, subject to the grantee's continued employment with, or service to, the Company or any of its affiliates (if applicable) until and including the time the RSUs vest.

Under each of the plans, no options shall be exercisable after the expiration of 10 years after the effective date of grant.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 23 – STOCK-BASED COMPENSATION (continued):

Options

As of December 31, 2024, 11,560,158 options are outstanding under the Plans. Each option can be exercised to purchase one share of Common Stock par value USD 0.01 each of the Company. The Company has approved the grant of the following stock options:

	December 31, 2024
	Outstanding Options		Options Exercisable
		Weighted Average		Weighted Average
Exercise	Number	Remaining	Number	Remaining
Price	Outstanding	Contractual life	Exercisable	Contractual life
$0.010	1,780,867	5.83	1,649,209	5.81
$0.080	133,041	3.09	133,041	3.09
$0.620	70,983	0.11	70,983	0.11
$1.380	37,627	0.95	37,627	0.95
$1.410	192,932	1.12	192,932	1.12
$1.810	122,864	1.57	122,864	1.57
$2.740	1,707,490	5.23	1,707,490	5.23
$2.800	1,494,367	3.09	1,494,367	3.09
$2.850	175,662	3.56	175,662	3.56
$2.900	2,080,094	4.12	2,080,094	4.12
$3.020	1,016,734	2.22	1,016,734	2.22
$3.070	375,997	4.53	375,997	4.53
$3.900	384,492	5.95	384,492	5.95
$3.980	500,000	7.50	312,500	7.50
$5.410	1,070,000	9.14	—	—
$7.870	417,008	6.09	390,390	6.09
	11,560,158	4.87	10,144,382	4.35

The vesting period of the outstanding options is generally 4 years from the date of grant. The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted by the Company. The year ended December 31, 2023 is excluded from this table as there were no new options granted by the Company in 2023:

Year Ended December 31,
2024
Expected term (in years)	6.10
Risk-free interest rate	4.15%
Dividend yield	0%
Volatility rate	60.00%
Weighted average fair value of options at grant date	$3.05

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

As of December 31, 2024, there were approximately $3,385 of unrecognized compensation costs outstanding, related to unamortized stock option compensation which are expected to be recognized over a weighted-average period of 1.85 years. Total unrecognized compensation cost will be recognized as incurred. In addition, as future grants are made, additional compensation costs will be incurred.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 23 – STOCK-BASED COMPENSATION (continued):

The following table presents a summary of stock option activity for the year ended December 31, 2024:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
	Shares	Share	Term	Value
Outstanding December 31, 2023	27,788,279	$2.13	$4.41	$85,703
Granted	1,070,000	$5.41	—	—
Exercised	(16,904,066)	$1.79	—	—
Forfeited	(394,055)	$4.54	—	—
Outstanding December 31, 2024	11,560,158	$2.84	$4.87	$83,265

Exercisable December 31, 2024	10,144,382	$2.57	$4.35	$75,796

The aggregate intrinsic value of options exercised was $76,287, $25,246 and $26,105 for the years ended December 31, 2024, 2023 and 2022, respectively. In 2024, 2023 and 2022, the Company has received a tax benefit of $636, $1,201 and $1,944, respectively, in excess of the tax benefit based on the intrinsic value on date of issuance of the share-based compensation, respectively.

Restricted Stock Units

The cost of RSUs granted is determined using the fair market value of the Company’s common stock on the date of grant.

The following table summarizes the RSUs activity under the 2017 Plan and the 2021 Plan as of December 31, 2024:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Outstanding December 31, 2023	30,743,366	$5.65
Granted	15,302,635	$6.01
Vested	(9,134,587)	$5.81
Withhold to Cover shares repurchased	(2,253,817)	$5.38
Forfeited	(5,494,184)	$6.32
Outstanding December 31, 2024	29,163,413	$5.68

In the year ended December 31, 2024, the Company granted a total of 15,302,635 RSUs, out of which 13,432,058 RSUs were granted under the Company’s Omnibus Stock Incentive Plan.

Additionally, 1,870,577 RSUs not granted under the Company’s Omnibus Stock Incentive Plan were granted in connection with the Skuad acquisition in August 2024.

The total vesting-date value of equity classified RSUs vested during 2024 was $76,069. As of December 31, 2024, the unrecognized compensation cost related to all unvested equity classified RSUs of $132,900 is expected to be recognized as an expense on a straight-line basis over a weighted-average period of 1.86 years.

The Company withholds common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock units under its equity incentive plans in the United States. During the year ended December 31, 2024, the Company withheld 2,253,817 shares for $16,068. During the year ended December 31, 2023, the Company withheld 1,095,803 shares for $5,728. RSU vesting is shown net of this withholding on the consolidated statements of shareholders’ equity and cash flows.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 23 – STOCK-BASED COMPENSATION (continued):

The Company collects cash from proceeds from certain international employees’ sales of common stock. The amount is held in a Company bank account until it is remitted to the employees. Due to the restrictions on the use of the funds in the bank account, the Company has classified the amount as short-term restricted cash, and a corresponding liability is included in Other payables in the consolidated balance sheets. As of December 31, 2024, $795 of such funds were held.

In 2024, 2023 and 2022, the Company has received a tax benefit of $1,539, $0 and $3,682, respectively, in excess of the tax benefit based on the intrinsic value on date of issuance of the share-based compensation, respectively.

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

During the year ended December 31, 2024, employees participating in the ESPP purchased 697,263 shares at a per share price of $4.68 when the November 16, 2023 to May 15, 2024 offering period closed, and 574,487 shares at a per share price of $4.98 when the May 16, 2024 to November 15, 2024 offering period closed.

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

As of December 31, 2024, approximately 3,498,257 shares were reserved for future issuance under the ESPP, and the current offering period, which opened on November 30, 2024, is expected to close on May 30, 2025. The fair value attributable to the current plan was $1,585 and $1,134 as of the beginning of the November 30, 2024 and May 16, 2024 offering periods, respectively, and was measured using the Monte Carlo model.

As of December 31, 2023, approximately 4,770,007 shares were reserved for future issuance under the ESPP. The fair value attributable to the plan was $1,212, and $1,688 as of the beginning of the November 16, 2023, and May 16, 2023 offering periods, respectively, and was measured using the Monte Carlo model.

As of December 31, 2022, approximately 6,623,625 shares were reserved for future issuance under the ESPP. The fair value attributable to the plan was $2,083 and $1,646 as of the beginning of the November 16, 2022 and May 16, 2022 offering periods, respectively, and was measured using the Monte Carlo model.

The expense associated with the ESPP recognized during the years ended December 31, 2024, 2023 and 2022 was $2,149, $3,321 and $2,075, respectively.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 23 – STOCK-BASED COMPENSATION (continued):

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

The impact on the Company’s results of operations of recording stock-based compensation expense under its equity incentive plans, including the ESPP, were as follows:

	December 31,
	2024	2023	2022
Other operating expenses	$12,761	$12,327	$10,870
Research and development expenses	14,080	15,698	10,248
Sales and marketing expenses	17,124	18,506	15,175
General and administrative expenses	20,822	19,236	15,856
Total stock-based compensation	$64,787	$65,767	$52,149

The Company capitalized $3,149, $3,650 and $1,592 in stock-based compensation costs as part of internal use software during the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 24 - INCOME TAXES

The Company is subject to U.S. federal, state, and foreign income taxes. The components of income (loss) before income taxes and share in losses of associated company for each of the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Income (loss) before income taxes and share in losses of associated company:
U.S. Domestic	$159,901	$133,061	$13,266
Foreign	(20,430)	(525)	(11,648)
	$139,471	$132,536	$1,618

The components of the provision for income taxes for each of the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$24,497	$37,633	$1,066
State	2,805	1,298	380
Foreign	13,624	11,394	11,409
Total current tax provision (benefit)	40,926	50,325	12,855
Deferred:
Federal	(10,394)	(10,508)	—
State	(748)	(351)	—
Foreign	(11,476)	(263)	731
Total deferred tax provision (benefit)	(22,618)	(11,122)	731
Provision for income tax expense (benefit)	$18,308	$39,203	$13,586

The Company had an effective tax rate of 13% for the year ended December 31, 2024 compared to an effective tax rate of 30% for the year ended December 31, 2023 and 839% for the year ended December 31, 2022.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 24 - INCOME TAXES (continued):

A reconciliation of the statutory U.S. federal income tax rate of 21% in 2024, 2023 and 2022 to the effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Tax computed at the statutory U.S. federal income tax rate	$29,289	$27,833	$340
State taxes, net of federal benefit	1,338	655	378
Differences in foreign tax rate[1]	(1,343)	456	(2,494)
Change in valuation allowances	(101)	(9,749)	5,258
Share-based compensation	(5,282)	13,053	5,725
Non-taxable revaluations	3,002	(3,723)	(7,132)
Other statutorily non-deductible expenses	1,040	3,044	1,487
Provision to return adjustment	(10,030)	(1,090)	402
Uncertain tax positions	11,846	7,461	7,793
U.S. tax on foreign earnings	1,815	2,051	1,527
U.S. tax benefit for income earned from foreign customers	(12,466)	—	—
U.S. foreign tax credit	(1,020)	—	—
Other	220	(788)	302
	$18,308	$39,203	$13,586

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of long-term assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s long-term net deferred tax assets were as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$20,275	$21,248
Transaction loss provision	1,147	1,149
Property, equipment & software	490	6
Share-based compensation	11,262	2,083
Accrued expenses	1,857	3,154
Employee benefits	6,812	5,258
Operating lease liability	3,310	3,120
Capitalized research and development	17,077	7,426
DTA on OCI (Derivatives/Hedging)	3,751	—
Gross deferred tax assets	65,981	43,444
Valuation allowance	(19,180)	(19,281)
Total deferred tax assets	46,801	24,163

Deferred tax liabilities:
Acquired Intangible Assets	1,471	—
Contract assets	374	413
Right-of-use asset	2,858	3,126
Property, equipment & software	617	909
Internal use software (pre-2022)	1,429	4,415
Other	—	9
Total deferred tax liabilities	6,749	8,872

Net deferred tax assets	$40,052	$15,291

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 24 - INCOME TAXES (continued):

Deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including future reversals of existing taxable temporary differences, projected future taxable income by jurisdiction, tax planning strategies, and results of recent operations. Based on this evaluation, a valuation allowance of $19,180 and $19,281 has been recorded as of December 31, 2024 and 2023, respectively, to recognize only the portion of the deferred tax asset, primarily related to Germany deferred tax assets that are more likely than not to be realized. In the determination of the appropriate valuation allowances, the Company has considered the most recent projections of future business results and taxable income by jurisdiction. Actual results may vary in comparison to current projections.

After consideration of the evidence described above, management believes it is more likely than not that deferred tax assets will be realized for the United States and the Israeli subsidiary. During the year ended December 31, 2023, the Company recorded a release of $10,553 in respect of the valuation allowance applied on deferred tax assets recorded in the United States. Due to a record of historical taxable losses, management believes it is more likely than not that the deferred tax assets will not be realized in Germany and a full valuation allowance remained in effect as of December 31, 2024 and 2023.

As of December 31, 2024, the Company had state tax net operating loss carryforwards of $637. Though the Company’s state net operating loss carryforwards were insignificant as of December 31, 2024, these net operating losses can be utilized to reduce future taxable income, if any. Utilization of the net operating loss carryforwards may be subject to annual limitations under the tax laws of the different states. The annual limitation may result in the expiration of state net operating loss carryforwards before utilization. If not utilized, the state net operating loss carryforwards will begin to expire in 2029. The Company also has net operating losses in Germany of approximately $62,860, which may be carried forward indefinitely to offset future taxable income in Germany. It is more likely than not that the majority of the German net operating loss carryforwards will not be realized; therefore, the Company has recorded a valuation allowance against them.

For the year ended December 31, 2024, provisions have not been made for income taxes on the undistributed earnings that were deemed permanently reinvested in foreign subsidiaries. Determination of the amount of unrecognized deferred tax liabilities on these earnings is not practicable because such liabilities, if any, depend on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 24 - INCOME TAXES (continued):

These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of comprehensive income (loss) as part of the income tax provision. A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other non-current liabilities on the accompanying consolidated balance sheets of the Company is as follows:

Balance at December 31, 2023	$24,793
Increases for tax positions in prior years	2,153
Decreases for tax positions in prior years	(3,504)
Increases for tax positions related to current year	18,317
Balance at December 31, 2024	$41,759

Balance at December 31, 2022	$17,333
Increases for tax positions in prior years	1,389
Decreases for tax positions in prior years	(1,752)
Increases for tax positions related to current year	7,823
Balance at December 31, 2023	$24,793

Balance at December 31, 2021	$9,540
Decreases in respect of expirations of statute of limitations	(1,413)
Increases for tax positions related to current year	9,206
Balance at December 31, 2022	$17,333

The material uncertain tax positions relate to transfer pricing adjustments in foreign jurisdictions. The Company believes that is reasonably possible that much of the unrecognized tax benefits could significantly change within 12 months of the reporting date due to open tax examinations. However, a reasonable estimate of the range of possible changes cannot be made. As of December 31, 2024, the Company recorded gross unrecognized tax benefits of $41,759, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. During the years ended December 31, 2024, 2023 and 2022, the Company incurred penalties related to income taxes of $186, $38, and $50, respectively. The Company does not expect a material change in unrecognized tax benefits or interest reversal in the next 12 months.

The following table presents the change in the Company’s valuation allowance during the periods presented:

Balance at December 31, 2023	$19,281
Additions to valuation allowance	862
Reductions to valuation allowance	(963)
Balance at December 31, 2024	$19,180

Balance at December 31, 2022	$28,424
Additions to valuation allowance	972
Reductions to valuation allowance	(10,115)
Balance at December 31, 2023	$19,281

Tax years from 2021 and forward remain open to examinations by US federal and state authorities. The Company is currently not under examination by the Internal Revenue Service. The Israeli subsidiary continues to be under tax examination for the 2020-2022 tax years. The Company will comply with the requests to the extent required by law.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 25 – NET EARNINGS (LOSS) PER SHARE

The Company computes net earnings (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common shareholders for the period to be allocated between shares of Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

The Company’s basic net earnings (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. The diluted net earnings (loss) per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net earnings (loss) per share is the same as basic net earnings (loss) per share in periods when the effects of potentially dilutive shares of common stock are anti-dilutive. Instruments with an antidilutive effect, for which conditions were not met, or which were not in the money in the reporting period were excluded from the diluted net earnings (loss) per share calculation for the year ended December 31, 2024, 2023, and 2022. Refer below for details on specific exclusions.

Basic and diluted net earnings (loss) per share attributable to common stockholders were calculated as follows:

	Year Ended December 31,
	2024	2023	2022

	(In thousands, except share and per share data)
Numerator:
Net income (loss)	$121,163	$93,333	$(11,970)
Denominator:
Weighted average common shares outstanding —
Basic	358,345,945	361,678,893	348,044,831
Add:
Dilutive impact of RSUs, ESPP and options to purchase common stock	27,104,075	30,256,559	—
Dilutive impact of private warrants	787,159	730,266	—
Weighted average common shares — diluted	386,237,179	392,665,718	348,044,831
Net income (loss) per share attributable to common stockholders — Basic earnings (loss) per share	$0.34	$0.26	$(0.03)
Diluted earnings (loss) per share	$0.31	$0.24	$(0.03)

Note that 2,523,265 RSUs and 2,780,000 RSUs with market conditions, 15,000,000 Earn-Out Shares (as that term is defined in the Agreement and Plan of Reorganization dated February 3, 2021 (as amended) with FTAC Olympus Acquisition Corp.), 1,487,008 options to purchase common stock, and ESPP shares to be issued under the current offering period have been excluded from the computation of diluted net earnings per share for the year ended December 31, 2024 as their effect was antidilutive, conditions were not met or they were not in the money in the reporting period.

In the year ended December 31, 2023, 25,158,086 public warrants, 4,255,000 RSUs with market conditions, 15,000,000 Earn-Out Shares, 665,520 options to purchase common stock, and ESPP shares to be issued under the November 16, 2023 offering period were excluded from the computation of diluted net earnings per share as their effect was antidilutive, conditions were not met or they were not in the money in the reporting period.

In the year ended December 31, 2022, 25,158,086 public warrants, 30,000,000 Earn-Out Shares, 30,214,638 options to purchase common stock, RSUs with market conditions, and ESPP shares to be granted, and 722,903 private warrants were excluded for the same reason.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 26 – RELATED PARTY TRANSACTIONS

Warehouse Facility

As indicated in Note 14, the Company entered into a Warehouse Facility with Lenders where a member of the Board of Directors has an interest. The Company has evaluated the relationship and determined that the Warehouse Facility represents a related party transaction that has been entered into in the ordinary course of business. As such, the Warehouse Facility was reviewed and approved as a related party transaction in accordance with the related party transaction approval process implemented by the Company. The Company analyzed the terms of the Warehouse Facility and concluded that the terms represent a transaction conducted at arm’s length. The Warehouse Facility reached its scheduled revolving period termination date on October 28, 2024, and the Company has repaid all outstanding borrowings as of December 31, 2024.

Spott Incredibles Technologies Ltd. Asset Acquisition

As discussed in Note 10, On August 2, 2023, Payoneer Inc. and Payoneer Research & Development Ltd., wholly owned subsidiaries of the Company, purchased certain assets and intellectual property of Spott Incredibles Technologies Ltd. A member of the Board of Directors of the Company has an indirect interest within Spott and serves on its board. The Company evaluated the relationship and determined that the acquisition represents a related party transaction that has been entered into in the ordinary course of business. As such, the acquisition was reviewed and approved in accordance with the Company’s related party transaction approval process, and it was concluded that the terms represent a transaction conducted at arm’s length.

NOTE 27 – SUBSEQUENT EVENTS

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Kesselman & Kesselman, a member of PricewaterhouseCoopers International Limited, an independent registered public accounting firm, as stated in their report, which can be found in Part II Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, certain of our officers and directors adopted trading arrangements for the sale of shares of our common stock as follows:

			Plans
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Number of Shares to be Sold	Expiration
Avi Zeevi, Director	Adoption	November 8, 2024	X		150,000	August 31, 2025
Susanna Morgan, Director	Adoption	November 13, 2024	X		40,277	June 15, 2025
Amir Goldman, Director(1)	Adoption	November 18, 2024	X		350,000	December 15, 2025
Itai Perry, Chief Accounting Officer	Termination	November 27, 2024	X		N/A(2)	N/A(2)
Itai Perry, Chief Accounting Officer	Adoption	November 27, 2024	X		(3)	March 3, 2026

*Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

**Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

(1)	This trading arrangement was adopted by a family limited partnership of which Mr. Goldman is a general partner.
(2)	The original expiration date of this trading arrangement was November 15, 2025. Under this trading arrangement, up to 99,253 shares of common stock could be sold. In addition, common stock could be sold in amounts which represent the net amount of shares remaining following a withholding of shares to cover tax obligations upon the vesting of 11,250 restricted stock units on various dates during the plan. The number of net shares to be sold to accomplish this purpose could not be reliably determined at the time of adoption, as it depends upon the share price on the vest date. Mr. Perry’s trading arrangement also covered and included any common stock purchased by Mr. Perry under the Company’s Employee Stock Purchase Plan (“ESPP”), which purchase occurred on November 15, 2024 for the applicable offering period.
(3)	Under this trading arrangement, up to 27,145 shares of common stock may be sold. In addition, common stock may be sold in amounts which represent the net amount of shares remaining following a withholding of shares to cover tax obligations upon the vesting of 89,187 restricted stock units on various dates during the plan. The number of net shares to be sold to accomplish this purpose cannot be reliably determined at this time, as it will depend upon the share price on the vest date. Mr. Perry’s trading arrangement also covers and includes any common stock purchased by Mr. Perry under the Company’s Employee Stock Purchase Plan (“ESPP”), which purchase is expected to occur on May 30, 2025 for the current offering period. Employees enrolled in the ESPP for the current offering period were entitled to make their purchase elections in October, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024 (the “2025 Proxy Statement’), and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our 2025 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our 2025 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our 2025 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our 2025 Proxy Statement, which is incorporated herein by reference.

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

Exhibits

The exhibits to this report are listed in the exhibit index below.

Exhibit Index

(b) Exhibits. The following exhibits are being followed herewith:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on July 1, 2021).
3.2	Amended and Restated Bylaws for the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on February 24, 2025).
4.1	Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 filed with the SEC on May 25, 2021).
4.2*	Description of Registered Securities.
10.1	Payoneer 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company Form 8-K filed with the SEC on July 1, 2021).
10.2	New Payoneer 2021 Omnibus Incentive Plan (included as Exhibit 10.7 to the Form 8-K filed with the SEC on July 1, 2021).
10.3	Israeli Sub-Plan to Payoneer Global Inc. 2021 Omnibus Incentive Plan (included as Exhibit 99.2 to the Form S-8 filed with the SEC on September 9, 2021).
10.4	Form of Indemnification Agreement (included as Exhibit 10.8 to the Form 8-K filed with the SEC on July 1, 2021).
10.5	Receivables Loan and Security Agreement (included as Exhibit 1.1 to the Form 8-K filed with the SEC on November 3, 2021).
10.6	Amended and Restated Non-Employee Directors Compensation Plan (included as Exhibit 10.1 to the Form 8-K filed with the SEC on February 24, 2025).
10.7	Employment Agreement with John Caplan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 25, 2022).
10.8	Employment Agreement with Arnon Kraft (incorporated by reference to Exhibit 10.7 to the Company’s Post Effective Registration Statement on Form S-1 filed with the SEC on April 28, 2022).
10.9	Employment Agreement with Tsafi Goldman (included as Exhibit 10.15 to the Form 10-K filed with the SEC on February 28, 2023).
10.10	Employment Agreement with Bea Ordonez (included as Exhibit 10.19 to the Company’s Form 10-K filed with the SEC on February 28, 2023).
10.11	Amendment #1 to Employment Agreement with John Caplan (included as Exhibit 10.20 to the Company’s Form 10-K filed with the SEC on February 28, 2023).
10.12	Separation Agreement with Arnon Kraft (included as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 7, 2024.)
10.13	Transition Agreement with Scott Galit (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 8, 2024.)
10.14	Amendment to #1 Transition Agreement with Scott Galit (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on August 7, 2024.)
14.1	Code of Conduct and Ethics of the Company, dated June 25, 2021, as amended (included as Exhibit 14.1 to the Company’s Form 10-K filed with the SEC on February 28, 2024).
19.1*	Insider trading policies and procedures.
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm — Kesselman & Kesselman, a member of PricewaterhouseCoopers International Limited.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy Relating to Recovery of Erroneously Awarded Compensation (included as exhibit 97 to the Company’s Form 10-K filed with the SEC on February 28, 2024.).
101.INS*	iXBRL Instance Document
101.SCH*	iXBRL Taxonomy Extension Schema Document
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).
*	Filed herewith.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Payoneer Global Inc.

By:	/s/ John Caplan
Name:	John Caplan
Title:	Chief Executive Officer
Date:	February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2025.

Signature	Title	Date
/s/ John Caplan	Chief Executive Officer and Director (principal executive officer)	February 27, 2025
John Caplan
/s/ Bea Ordonez	Chief Financial Officer (principal financial officer)	February 27, 2025
Bea Ordonez
/s/ Itai Perry	Chief Accounting Officer (principal accounting officer)	February 27, 2025
Itai Perry
/s/ Scott Galit	Director	February 27, 2025
Scott Galit
/s/ Amir Goldman	Director	February 27, 2025
Amir Goldman
/s/ Sharda Caro del-Castillo	Director	February 27, 2025
Sharda Caro del-Castillo
/s/ Avi Zeevi	Director	February 27, 2025
Avi Zeevi
/s/ Christopher (Woody) Marshall	Director	February 27, 2025
Christopher (Woody) Marshall
/s/ Rich Williams	Director	February 27, 2025
Rich Williams
/s/ Susanna Morgan	Director	February 27, 2025
Susanna Morgan
/s/ Pamela H. Patsley	Director	February 27, 2025
Pamela H. Patsley