Form 10-Q
period 2025-03-31
Payoneer Global Inc.
filed 2025-05-07
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

As of May 1, 2025, the registrant had 361,671,200 shares of common stock outstanding.

Payoneer Global Inc.

Form 10-Q

For the Period Ended March 31, 2025

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

The forward-looking statements are based on the current expectations of Payoneer Global Inc.’s (“Payoneer”) management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: (1) changes in applicable laws or regulations; (2) the possibility that Payoneer may be adversely affected by geopolitical events and conflicts, such as Israel’s ongoing conflicts in the Middle East, and other economic, business and/or competitive factors, such as changes in global trade policies (including the imposition of tariffs); (3) changes in the assumptions underlying Payoneer’s financial estimates; (4) the outcome of any known and/or unknown legal or regulatory proceedings; and (5) other factors, described under the heading “Risk Factors” discussed and identified in public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by Payoneer.

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

PART I. FINANCIAL INFORMATION

PAYONEER GLOBAL INC.

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2025

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	March 31,	December 31,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$524,150	$497,467
Restricted cash	9,979	6,633
Customer funds	6,053,390	6,439,153
Accounts receivable (net of allowance of $382 at March 31, 2025 and December 31, 2024, respectively)	9,382	11,937
Capital advance receivables (net of allowance of $4,913 at March 31, 2025 and $4,955 at December 31, 2024)	45,088	56,242
Other current assets	70,832	88,210
Total current assets	6,712,821	7,099,642
Non-current assets:
Property, equipment and software, net	17,113	16,053
Goodwill	77,785	77,785
Intangible assets, net	104,669	102,390
Customer funds	525,000	525,000
Restricted cash	15,683	17,653
Deferred taxes	41,249	41,523
Severance pay fund	740	757
Operating lease right-of-use assets	20,006	19,403
Other assets	35,096	30,174
Total assets	$7,550,162	$7,930,380
Liabilities and shareholders’ equity:
Current liabilities:
Trade payables	$32,889	$37,302
Outstanding operating balances	6,578,390	6,964,153
Other payables	119,716	129,621
Total current liabilities	6,730,995	7,131,076
Non-current liabilities:
Deferred taxes	1,471	1,471
Other long-term liabilities	66,965	73,043
Total liabilities	6,799,431	7,205,590
Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at March 31, 2025 and December 31, 2024.	—	—
Common stock, $0.01 par value, 3,800,000,000 and 3,800,000,000 shares authorized; 400,261,352 and 395,965,588 shares issued and 362,508,704 and 360,093,249 shares outstanding at March 31, 2025 and December 31, 2024, respectively.	4,003	3,960
Treasury stock at cost, 37,752,648 and 35,872,339 shares as of March 31, 2025 and December 31, 2024, respectively.	(210,702)	(193,724)
Additional paid-in capital	834,745	821,196
Accumulated other comprehensive loss	(3,859)	(12,609)
Retained earnings	126,544	105,967
Total shareholders’ equity	750,731	724,790
Total liabilities and shareholders’ equity	$7,550,162	$7,930,380

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Three months ended
	March 31,
	2025	2024
Revenues	$246,617	$228,183

Transaction costs (Excluding depreciation and amortization shown separately below and including $0 and $438 in interest expense and fees associated with related party transactions during the three months ended March 31, 2025 and 2024, respectively; refer to Notes 12 and 22 for further information)	39,349	33,966
Other operating expenses	41,658	40,283
Research and development expenses	37,271	32,051
Sales and marketing expenses	54,726	49,890
General and administrative expenses	29,904	24,209
Depreciation and amortization	14,390	9,408
Total operating expenses	217,298	189,807

Operating income	29,319	38,376

Financial income (expense):
Gain from change in fair value of Warrants	-	1,761
Other financial income (expense), net	(1,550)	2,747
Financial income (expense), net	(1,550)	4,508

Income before income taxes	27,769	42,884

Income taxes	7,192	13,910

Net income	$20,577	$28,974

Other comprehensive income
Unrealized gain (loss) on available-for-sale debt securities, net	7,239	(1)
Tax expense on unrealized gains on available-for-sale debt securities, net	(1,605)	-
Unrealized gain (loss) on cash flow hedges, net	(1,787)	34
Tax benefit (expense) on unrealized gains (losses) on cash flow hedges, net	327	(6)
Unrealized gain on interest rate floor, net	6,021	-
Tax expense on unrealized gains on interest rate floor, net	(1,276)	-
Foreign currency translation adjustments	(169)	-
Other comprehensive income	8,750	27

Comprehensive income	$29,327	$29,001

Per Share Data
Net income per share attributable to common stockholders — Basic earnings per share	$0.06	$0.08
— Diluted earnings per share	$0.05	$0.08

Weighted average common shares outstanding — Basic	362,979,571	359,306,195
Weighted average common shares outstanding — Diluted	382,215,129	378,715,301

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated	Retained
					Additional	other	earnings
	Common Stock		Treasury Stock		paid-in	comprehensive	(accumulated
	Shares	Amount	Shares	Amount	capital	loss	deficit)	Total
Balance at December 31, 2024	395,965,588	$3,960	(35,872,339)	$(193,724)	$821,196	$(12,609)	$105,967	$724,790
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	4,295,764	43	—	—	(5,821)	—	—	(5,778)
Stock-based compensation	—	—	—	—	19,370	—	—	19,370
Common stock repurchased	—	—	(1,880,309)	(16,978)	—	—	—	(16,978)
Unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	7,239	—	7,239
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	—	—	(1,605)	—	(1,605)
Unrealized loss on cash flow hedges, net	—	—	—	—	—	(1,787)	—	(1,787)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	—	—	327	—	327
Unrealized gain on interest rate floor, net	—	—	—	—	—	6,021	—	6,021
Tax expense on unrealized gains on interest rate floor, net	—	—	—	—	—	(1,276)	—	(1,276)
Foreign currency translation adjustments	—	—	—	—	—	(169)	—	(169)
Net income	—	—	—	—	—	—	20,577	20,577
Balance at March 31, 2025	400,261,352	$4,003	(37,752,648)	$(210,702)	$834,745	$(3,859)	$126,544	$750,731

Balance at December 31, 2023	368,655,185	$3,687	(11,064,692)	$(56,936)	$732,894	$(176)	$(15,196)	$664,273
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	8,639,295	86	—	—	3,346	—	—	3,432
Stock-based compensation	—	—	—	—	15,996	—	—	15,996
Common stock repurchased	—	—	(10,533,934)	(51,160)	—	—	—	(51,160)
Unrealized loss on available-for-sale debt securities, net	—	—	—	—	—	(1)	—	(1)
Unrealized gain on cash flow hedges, net	—	—	—	—	—	34	—	34
Tax expense on unrealized gains on cash flow hedges, net						(6)		(6)
Net income	—	—	—	—	—	—	28,974	28,974
Balance at March 31, 2024	377,294,480	$3,773	(21,598,626)	$(108,096)	$752,236	$(149)	$13,778	$661,542

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Three months ended
	March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$20,577	$28,974
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,390	9,408
Deferred taxes	(2,279)	(1,397)
Stock-based compensation expenses	18,755	15,077
Gain from change in fair value of Warrants	—	(1,761)
Interest and amortization of discount on investments	(2,568)	(474)
Foreign currency re-measurement loss (gain)	(1,811)	1,541
Changes in operating assets and liabilities:
Other current assets	16,158	(11)
Trade payables	(2,883)	1,465
Deferred revenue	358	(28)
Accounts receivable, net	2,555	756
Capital advance extended to customers	(84,078)	(80,173)
Capital advance collected from customers	95,232	73,533
Other payables	(17,108)	(12,528)
Other long-term liabilities	(781)	2,669
Operating lease right-of-use assets	2,121	2,287
Other assets	(4,922)	172
Net cash provided by operating activities	53,716	39,510

Cash Flows from Investing Activities
Purchase of property, equipment and software	(4,726)	(1,616)
Capitalization of internal use software	(16,067)	(14,055)
Severance pay fund distributions, net	17	19
Customer funds in transit, net	(19,742)	154
Purchases of investments in available-for-sale debt securities	(71,968)	(118,649)
Maturities of investments in available-for-sale debt securities	64,500	20,000
Net cash used in investing activities	(47,986)	(114,147)

Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with stock-based compensation plan, net of taxes paid related to settlement of equity awards and proceeds from employee equity transactions to be remitted to employees	(4,400)	3,432
Outstanding operating balances, net	(385,763)	(469,602)
Borrowings under related party facility (Refer to Notes 12 and 22 for further information)	—	5,378
Repayments under related party facility (Refer to Notes 12 and 22 for further information)	—	(9,360)
Receipts of collateral on interest rate derivatives	25,610	—
Payments of collateral on interest rate derivatives	(20,140)	—
Common stock repurchased	(17,753)	(50,961)
Net cash used in financing activities	(402,446)	(521,113)

Effect of exchange rate changes on cash and cash equivalents	1,878	(1,541)

Net change in cash, cash equivalents, restricted cash and customer funds	(394,838)	(597,291)
Cash, cash equivalents, restricted cash and customer funds at beginning of period	5,658,210	7,018,367
Cash, cash equivalents, restricted cash and customer funds at end of period	$5,263,372	$6,421,076
Supplemental information of investing and financing activities not involving cash flows:
Property, equipment, and software acquired but not paid	$—	$700
Internal use software capitalized but not paid	$4,959	$5,216
Common stock repurchased but not paid	$—	$1,699
Right of use assets obtained in exchange for new operating lease liabilities	$2,724	$—

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

U.S. DOLLARS IN THOUSANDS

The below table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2025	2024
Cash and cash equivalents	$524,150	$587,180
Current restricted cash	9,979	7,907
Non-current restricted cash	15,683	6,025
Customer funds
Current customer funds	6,053,390	5,920,924
Non-current customer funds	525,000	—
Customer funds shown in the condensed consolidated balance sheets	6,578,390	5,920,924
Less: Customer funds in transit	(72,501)	(1,837)
Less: Customer funds invested in available-for-sale debt securities	(1,192,329)	(99,123)
Less: Customer funds invested in term deposits	(600,000)	—
Net customer funds shown in the condensed consolidated statements of cash flows	4,713,560	5,819,964
Total cash, cash equivalents, restricted cash and customer funds shown in the condensed consolidated statements of cash flows	$5,263,372	$6,421,076

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 1 – GENERAL OVERVIEW

Unless otherwise noted herein, “we”, “us”, “our”, “Payoneer”, and the “Company” refer to Payoneer Global Inc.

Payoneer, incorporated in Delaware, empowers global commerce by connecting businesses, professionals, countries and currencies with its diversified cross-border payments platform. Payoneer enables small and medium-sized businesses (“SMB(s)”) around the globe to reach new audiences by reducing the complexity of cross-border trade, and facilitating seamless, cross-border payments. Payoneer offers its customers the flexibility to pay and get paid globally as easily as they do locally. The Company offers a global financial stack that includes cross-border AR/AP capabilities and includes services such as funds management, working capital, and multicurrency accounts. The fully hosted service includes various payment options with minimal integration required, full back-office functions and customer support offered.

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

The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year. The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2024, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto of Payoneer Global Inc. and its subsidiaries.

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

c.    Stock-based compensation:

As further discussed in Note 19, in February 2025, the Company granted performance stock units (“PSUs”) under its Omnibus Stock Incentive Plan.

PSUs are accounted for using the grant date fair value method, based on the grant date share price. The Company recognizes expense over the requisite service period using a graded vesting model. For unvested awards with performance conditions, the Company assesses the probability of attaining the performance conditions at each reporting period. Awards that are deemed probable of attainment are recognized in expense over the requisite service period.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

d.    Recently issued accounting pronouncements:

FASB Standards issued, but not adopted as of March 31, 2025

In 2023, the FASB issued guidance, ASU 2023-09, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). It also requires entities to disclose their income tax payments (net of refunds received) to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024, and can be applied prospectively with the option for retrospective application to all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

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

NOTE 3 – BUSINESS COMBINATIONS

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

The following table summarizes the fair value of the consideration transferred (after measurement period adjustments during the year ended December 31, 2024):

Amounts Recognized as of Acquisition Date (Adjusted)
Cash	$61,099
Contingent consideration	6,974
Extinguishment of pre-existing receivable	1,000
Settlement of unvested acquiree stock-based compensation awards	315
Total	$69,388

The contingent consideration was in the form of a $9,709 earn-out subject to meeting certain performance criteria. The fair value of the contingent consideration was estimated using estimates of probability of each outcome and the Option Pricing Model (“OPM”), except for with respect to the integration plan target, which is not exposed to systemic risk. Refer to Note 7 below for details on changes in the fair value of the contingent consideration since acquisition.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 3 – BUSINESS COMBINATIONS (continued):

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed (after measurement period adjustments during the year ended December 31, 2024):

Amounts Recognized as of Acquisition Date (Adjusted)
Cash and cash equivalents and restricted deposits	$3,875
Customer funds	9,005
Accounts receivable	4,294
Tax indemnification asset	3,004
Customer relationships intangible asset	6,683
Developed technology intangible asset	2,354
Other assets	1,499
Trade payables	(1,514)
Outstanding operating balances	(9,005)
Deferred tax liabilities, net	(1,373)
Uncertain tax positions	(3,004)
Other payables	(4,326)
Total identifiable net assets	$11,492
Goodwill	$57,896
Total	$69,388

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

Due to Skuad’s insignificant size relative to the Company, Payoneer is not providing supplemental pro forma financial information.

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

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 4 – CAPITAL ADVANCE (“CA”) RECEIVABLES (continued):

During the three months ended March 31, 2025 and 2024, the Company has purchased and collected the following principal amounts associated with CA receivables, including foreign exchange adjustments:

	Three Months Ended
	March 31,
	2025	2024
Beginning CA receivables, gross	$61,197	$50,552
CA extended to customers (net of $1,155 and $1,384 of additional allowance for CA losses for the three months ended March 31, 2025 and 2024, respectively)	84,036	80,173
Change in revenue receivables	(83)	(114)
CA collected from customers	(93,936)	(71,868)
Charge-offs, net of recoveries	(1,213)	(1,253)
Ending CA receivables, gross	$50,001	$57,490
Allowance for CA losses	(4,913)	(5,357)
CA receivables, net	$45,088	$52,133

The following are current and overdue balances that are segregated into the timing of expected collections at March 31, 2025:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$50,001	2,526	14,152	8,142	16,596	8,585

The following are current and overdue balances that are segregated into the timing of expected collections at December 31, 2024:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$61,197	2,825	13,654	13,357	23,252	8,109

As of March 31, 2025 and December 31, 2024, the Company applied a range of loss rates to the CA portfolio of 0.87% to 2.02% for the allowance for CA losses.

NOTE 5 – CUSTOMER FUNDS AND INVESTMENTS

The Company has invested certain customer funds in available-for-sale debt securities and term deposits. The following table summarizes the assets underlying customer funds as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$4,786,061	$5,189,216
Available-for-sale debt securities	1,192,329	1,174,937
Term deposits	75,000	75,000
Total current customer funds	$6,053,390	$6,439,153
Term deposits	525,000	525,000
Total non-current customer funds	$525,000	$525,000
Total customer funds	$6,578,390	$6,964,153

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 5 – CUSTOMER FUNDS AND INVESTMENTS (continued):

As of March 31, 2025, the estimated fair value of the available-for-sale debt securities included $5,783 in unrealized gains and $471 in unrealized losses, net of tax. The gross unrealized losses of $606 related to assets with a fair value of $278,969, which had been in a continuous unrealized loss position for less than 12 months.

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

During the period ended March 31, 2025, the Company did not sell any available-for-sale debt securities or incur any realized gains or losses.

As of March 31, 2025, $307,858 of the Company’s available-for-sale debt securities were due to mature within one year or less, and $884,471 were due to mature between one and five years.

NOTE 6 – DERIVATIVES AND HEDGING

The table below summarizes the gross notional amount and fair value of outstanding derivative instruments at March 31, 2025 and December 31, 2024.

		March 31, 2025
	Balance Sheet Location	Notional Amount	Fair Value
Derivative assets designated as hedge accounting instruments:
Interest rate floors	Other Current Assets	Note 1	$1,420
Foreign currency forwards	Other Current Assets	$13,463	24
Foreign currency net purchased options	Other Current Assets	7,996	52
Total current derivative assets		$21,459	$1,496
Interest rate floors	Other Non-Current Assets	Note 1	22,914
Total derivative assets		$21,459	$24,410
Derivative liabilities designated as hedge accounting instruments:
Foreign currency forwards	Other payables	$59,908	$567
Total derivative liabilities		$59,908	$567

		December 31, 2024
	Balance Sheet Location	Notional Amount	Fair Value
Derivative assets designated as hedge accounting instruments:
Interest rate floors	Other Current Assets	Note 1	$739
Foreign currency forwards	Other Current Assets	$40,330	910
Foreign currency net purchased options	Other Current Assets	15,966	385
Total current derivative assets		$56,296	$2,034
Interest rate floors	Other Non-Current Assets	Note 1	$17,692
Total derivative assets		$56,296	$19,726

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 6 – DERIVATIVES AND HEDGING (continued):

Note 1: The Company’s investment in interest rate derivative instruments consists of three and five year investments in 3% interest rate floors to hedge interest income on a $1,900,000 notional investment of customer funds in floating rate cash equivalent instruments. The short-term portion of the investments’ fair value shown in the tables above relates to the portion of the hedge expiring within one year of the balance sheet date.

During the three months ended March 31, 2025 and 2024, the Company recognized $3,285 and $28 in unrealized gains, net of tax, on derivative instruments designated as cash flow hedges in OCI, respectively.

As of March 31, 2025, the Company estimated that $3,700 of unrealized losses related to cash flow hedges currently included in AOCI are expected to be reclassified into earnings within the next 12 months. As of March 31, 2025, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 55 months. During the three months ended March 31, 2025 and 2024, the Company did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction.

As of March 31, 2025 and December 31, 2024, the Company recognized an obligation to return cash collateral related to interest rate floors of $24,260 and $18,790, respectively, which was offset against the gross derivative balances shown in the table above.

NOTE 7 – FAIR VALUE

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
U.S. Treasury Securities (included within Customer funds)	$1,192,329	$—	$—	$1,192,329
Derivative assets (included within Other current assets)
Interest rate floors	$—	$1,420	$—	$1,420
Foreign currency forwards	—	24	—	24
Foreign currency net purchased options	—	52	—	52
Total current derivative assets	$—	$1,496	$—	$1,496
Derivative assets (included within Other non-current assets)
Interest rate floors	$—	$22,914	$—	$22,914
Total financial assets	$1,192,329	$24,410	$—	$1,216,739
Derivative liabilities (included within Other payables)
Foreign currency forwards	$—	$567	$—	$567
Total derivative liabilities	$—	$567	$—	$567
Skuad acquisition earnout liability (included within Other payables)	$—	$—	$9,009	$9,009
Total financial liabilities	$—	$567	$9,009	$9,576

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 7 – FAIR VALUE (continued):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
U.S. Treasury Securities (included within Customer funds)	$1,174,937	$—	$—	$1,174,937
Derivative assets (included within Other current assets)
Interest rate floors	$—	$739	$—	$739
Foreign currency forwards	—	910	—	910
Foreign currency net purchased options	—	385	—	385
Total current derivative assets	$—	$2,034	$—	$2,034
Derivative assets (included within Other non-current assets)
Interest rate floors	$—	$17,692	$—	$17,692
Total financial assets	$1,174,937	$19,726	$—	$1,194,663
Current portion of Skuad acquisition earnout liability (incuded within Other payables)	$—	$—	$723	$723
Non-current portion of Skuad acquisition earnout liability (included within Other long-term liabilities)	$—	$—	$8,021	$8,021
Total financial liabilities	$—	$—	$8,744	$8,744

The Company’s foreign currency derivative instruments are valued using pricing models that take into account the contract terms and relevant currency rates. The Company’s interest rate floors are valued using pricing models that take into account the contract terms and relevant interest rates.

As of March 31, 2025 and December 31, 2024, the fair values of the Company's cash, cash equivalents, customer funds (other than the portion consisting of available-for-sale debt securities), restricted cash, accounts receivable, capital advance receivables, accounts payable, and outstanding operating balances approximated the carrying values of these instruments presented in the Company's condensed consolidated balance sheets because of their nature.

In 2024, the Company recognized a liability for contingent consideration related to the Skuad acquisition, and recognized $265 during the three months ended March 31, 2025 in loss related to the change in the fair value of the liability, included within General and administrative expenses on the condensed consolidated statements of comprehensive income. Refer to Note 3 above for additional details around valuation.

NOTE 8 - OTHER CURRENT ASSETS

Composition of Other current assets, grouped by major classifications, is as follows:

	March 31,	December 31,
	2025	2024
Prepaid expenses	$34,677	$21,429
Income receivable	16,562	24,654
Prepaid income taxes	7,160	33,476
Derivative assets	76	1,295
Other	12,357	7,356
Total Other current assets	$70,832	$88,210

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 9 – PROPERTY, EQUIPMENT AND SOFTWARE

Composition of property, equipment and software, grouped by major classifications, is as follows:

	March 31,	December 31,
	2025	2024
Computers, software and peripheral equipment	$45,927	$43,003
Leasehold improvements	8,960	8,846
Furniture and office equipment	6,381	6,286
Property, equipment and software	61,268	58,135
Accumulated depreciation	(44,155)	(42,082)
Property, equipment and software, net	$17,113	$16,053

Depreciation expense for the three months ended March 31, 2025 and 2024 was $2,136 and $2,108, respectively.

During the three months ended March 31, 2025, the Company retired an insignificant amount of computers, software, and peripheral equipment that were fully depreciated. During the three months ended March 31, 2024, the Company retired computers, software, and peripheral equipment with a cost of $1,714 that were fully depreciated.

NOTE 10 –INTANGIBLE ASSETS

Composition of intangible assets, grouped by major classifications, is as follows:

	March 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Internal use software	$190,231	$(97,840)	$92,391	$175,698	$(86,882)	$88,816
Acquired developed technology	20,269	(14,246)	6,023	20,269	(13,111)	7,158
Customer relationships	6,683	(428)	6,255	6,683	(267)	6,416
Intangible assets, net	$217,183	$(112,514)	$104,669	$202,650	$(100,260)	$102,390

Amortization expense for the three months ended March 31, 2025 and 2024 was $12,254 and $7,300, respectively.

During the three months ended March 31, 2025, the Company did not recognize any impairment related to internal use software assets. During the three months ended March 31, 2024, the Company recognized an insignificant amount of impairment related to intangible assets. The impairment is presented under Depreciation and amortization expenses in the condensed consolidated statements of comprehensive income.

Expected future intangible asset amortization as of March 31, 2025, excluding capitalized internal use software of $18,058 not yet placed in service as of that date, was as follows:

Fiscal years
2025 (Excluding the three months ended March 31, 2025)	$33,602
2026	33,765
2027	14,004
2028	1,113
2029 and thereafter	4,127
Total	$86,611

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 11 - OTHER PAYABLES

Composition of Other payables, grouped by major classifications, is as follows:

	March 31,	December 31,
	2025	2024
Employee related compensation	$58,590	$81,482
Commissions payable	18,152	18,057
Accrued expenses	14,102	14,704
Lease liability	7,208	5,735
Income tax payable	7,643	3,763
Current portion of Skuad acquisition earnout liability	9,009	723
Other	5,012	5,157
Total Other payables	$119,716	$129,621

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

The Warehouse Facility reached its scheduled revolving period termination date on October 28, 2024, and the Company has repaid all outstanding borrowings. The Warehouse Facility automatically terminated on April 28, 2025.

No expenses related to the Warehouse Facility were incurred in the three months ended March 31, 2025. The Company recorded expenses, included in transaction costs, in the total amount of $438 for the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024, there was no outstanding associated balance on the condensed consolidated balance sheets.

NOTE 13 – OTHER LONG-TERM LIABILITIES

Composition of other long-term liabilities, grouped by major classifications, is as follows:

	March 31,	December 31,
	2025	2024
Reserves for uncertain income tax positions	$41,959	$39,633
Long-term lease liabilities	14,680	15,645
Other tax provisions	8,298	7,699
Severance pay liabilities	2,028	2,045
Non-current portion of Skuad acquisition earnout liability	—	8,021
Total other long-term liabilities	$66,965	$73,043

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

During the three months ended March 31, 2025, the Company repurchased 1,880,309 shares of its common stock for $16,978 at a weighted average cost of $9.04 per share. During the three months ended March 31, 2024, the Company repurchased 10,533,934 shares of its common stock for $51,160 at a weighted average cost of $4.84 per share. As of March 31, 2025, a total of $86,773 remained available for future repurchases of the Company’s common stock under the program.

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

During 2024, 24,030,937 Warrants were validly tendered and were repurchased for $0.78 per Warrant, or $18,744 in total, with a $13,217 loss recognized upon repurchase, which was the result of the premium paid above the valuation of the Warrants as of the latest revaluation date of June 30, 2024. All remaining untendered and outstanding Warrants were redeemed for $0.70 per Warrant, or $789 in total, with a $530 loss recognized upon repurchase, which was the result of the premium paid above the valuation of the Warrants as of the latest revaluation date of June 30, 2024.

The Warrants were accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging, and were presented within warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of comprehensive income. The following table presents the changes in the fair value of warrant liabilities (Level 1) during the three months ended March 31, 2024:

Warrant
Liability
Fair value as of December 31, 2023	$8,555
Change in fair value	(1,761)
Fair value as of March 31, 2024	$6,794

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 14 – WARRANTS AND SHAREHOLDERS’ EQUITY (continued):

Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31, 2025
	Foreign currency translation adjustments	Unrealized gains (losses) on available-for-sale debt securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(242)	$(322)	$(12,045)	$(12,609)
Other comprehensive income (loss) before reclassifications	(169)	5,634	3,758	9,223
Amount of loss reclassified from AOCI	—	—	(473)	(473)
Net current period other comprehensive income (loss)	(169)	5,634	3,285	8,750
Ending balance	$(411)	$5,312	$(8,760)	$(3,859)

	Three Months Ended March 31, 2024
	Foreign currency translation adjustments	Unrealized losses on available-for-sale debt securities	Unrealized gains on cash flow hedges	Total
Beginning balance	$(176)	$—	$—	$(176)
Other comprehensive income (loss)	—	(1)	28	27
Ending balance	$(176)	$(1)	$28	$(149)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company’s business is subject to various laws and regulations in the United States and other countries from where the Company operates. Any regulatory action, tax or legal challenge against the Company for noncompliance with any regulatory or legal requirement could result in significant fines, penalties, or other enforcement actions, increased costs of doing business through adverse judgment or settlement, reputational harm, loss of banking or other operational relationships, the diversion of significant amounts of management time and operational resources, and could require changes in compliance requirements or impose limits on the Company’s ability to expand its product offerings, or otherwise harm or have a material adverse effect on the Company’s business. From time to time, the Company incurs insignificant fines and penalties in the ordinary course of business.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES (continued):

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

NOTE 16 – REVENUE

The following table presents revenue recognized from contracts with customers as well as revenue from other sources:

	Three months ended March 31,
	2025	2024
Revenue recognized at a point in time	$185,333	$159,796
Revenue recognized over time	930	662
Revenue from contracts with customers	$186,263	$160,458
Interest income on customer balances	$57,972	$65,268
Capital advance income	2,382	2,457
Revenue from other sources	$60,354	$67,725
Total revenues	$246,617	$228,183

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

Note that in 2024, the Company updated the definition of its primary regional markets to align with the view used by Management. This update eliminates South Asia, Middle East and North Africa as a separate region and instead includes revenues from South Asia in the Asia-Pacific region and Middle East and North Africa in the Europe, Middle East, and Africa region. The update has been applied to all periods reflected in the table below.

	Three months ended
	March 31,
	2025	2024
Primary regional markets
Greater China[1]	$84,896	$81,358
Europe, Middle East, and Africa[2]	58,893	59,163
Asia-Pacific[2]	51,260	41,582
North America[3]	23,695	23,010
Latin America[2]	27,873	23,070
Total revenues	$246,617	$228,183
(1)	Greater China is inclusive of mainland China, Hong Kong, Macao and Taiwan.
(2)	No single country included in any of these regions generated more than 10% of total revenue.
(3)	The United States is the Company’s country of domicile. Of North America revenues, the U.S. represents $22,624 and $21,925 during the three months ended March 31, 2025 and 2024, respectively.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 17 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	Three Months Ended
	March 31,
	2025	2024
Bank and processor fees	$28,658	$24,379
Network fees	6,468	5,036
Chargebacks and operational losses	2,374	1,886
Card costs	383	519
Capital advance costs, net of recoveries	1,068	2,038
Other	398	108
Total transaction costs	$39,349	$33,966

NOTE 18 – SEGMENT INFORMATION

The Company determines operating segments based on how its CODM manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. The Company’s CODM are its Chief Executive Officer and Chief Financial Officer, who review its operating results on a consolidated basis. The Company operates in one segment and has one reportable segment.

The Company’s CODM use consolidated net income, as shown on the condensed consolidated statements of comprehensive income, as the measure of segment profitability. The CODM use net income to evaluate the Company’s ongoing operations and for internal planning and forecasting purposes. This analysis is used in making strategic investment decisions. The Company’s measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

	Three Months Ended March 31,
	2025	2024
Revenue	$246,617	$228,183
Less:
Transaction cost[1]	(39,349)	(33,966)
Labor & related	(73,064)	(68,291)
Stock-based compensation	(18,755)	(15,077)
3rd party contractors	(8,769)	(9,470)
IT & communication	(17,985)	(16,215)
Depreciation & amortization	(14,390)	(9,408)
Other operating expenses[2]	(44,986)	(37,380)
Income taxes	(7,192)	(13,910)
Other segment items[3]	(1,550)	4,508
Net income (loss)	$20,577	$28,974

(1) Refer to Note 17 for disaggregation of transaction cost into significant segment expense categories.

(2) Other operating expenses include miscellaneous, individually insignificant operating expenses. The Company’s CODM review these items in aggregate.

(3) Other segment items included in net income include finance income and expense, which primarily includes corporate interest income and foreign currency remeasurement gains and losses. For the period ended March 31, 2024, this also includes public warrant revaluation.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 19 – STOCK-BASED COMPENSATION

Stock Options

The following table summarizes the options to purchase shares of common stock activity under the Company’s equity incentive plans for the three months ended March 31, 2025:

Options
Outstanding at December 31, 2024	11,560,158
Granted	—
Exercised	(737,128)
Forfeited	(55,233)
Outstanding at March 31, 2025	10,767,797
Exercisable at March 31, 2025	9,804,993

The weighted average exercise price of the options outstanding as of March 31, 2025 was $2.89 per share.

Restricted and Performance Stock Units

The following table summarizes the restricted stock unit (“RSU”) and performance stock unit (“PSU”) activity under the Company’s equity incentive plans as of March 31, 2025:

Units
Outstanding December 31, 2024	29,163,413
Granted	7,093,591
Vested	(3,558,636)
Withhold to cover shares repurchased	(722,437)
Forfeited	(568,784)
Outstanding March 31, 2025	31,407,147

In the three months ended March 31, 2025, the Company granted 6,198,488 RSUs under the Company's Omnibus Stock Incentive Plan, which are subject to time-vesting and continued service conditions.

In the same period, the Company granted 895,103 PSUs under the same Plan, which are subject to time-vesting, continued service conditions and achievement of specified performance goals.

The Company withholds common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock units under its employee equity incentive plans in the United States. During the three months ended March 31, 2025 and 2024, the Company withheld 722,437 and 765,430 shares for $7,494 and $3,880, respectively. RSU vesting is shown net of this withholding on the condensed consolidated statements of shareholders’ equity and cash flows.

The Company collects cash from proceeds from certain international employees’ sales of common stock. The amount is held in a Company bank account until it is remitted to the employees. Due to the restrictions on the use of the funds in the bank account, we have classified the amount as short-term restricted cash, and a corresponding liability is included in Other payables in the condensed consolidated balance sheets. As of March 31, 2025, $2,189 of such funds were held.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 19 – STOCK-BASED COMPENSATION (continued):

Employee Stock Purchase Plan

As of March 31, 2025, approximately 3,498,257 shares were reserved for future issuance under the Company’s Employee Stock Purchase Plan (“ESPP”). The fair value attributable to the ESPP was $1,585 as of November 30, 2024, the beginning of the current offering period, and was measured using the Monte Carlo model. The current offering period is expected to close May 30, 2025.

The expense associated with the ESPP recognized during the three months ended March 31, 2025 was $793.

Impact on Results of Operations

The impact on the Company’s results of operations of recording stock-based compensation expense under the Company’s equity incentive plans, including the ESPP, were as follows:

	Three Months Ended
	March 31,
	2025	2024
Other operating expenses	$2,587	$2,807
Research and development expenses	5,052	3,141
Sales and marketing expenses	4,801	4,191
General and administrative expenses	6,315	4,938
Total stock-based compensation	$18,755	$15,077

Note that $615 and $919 in stock-based compensation awards were capitalized as part of internal-use software during the three months ended March 31, 2025 and 2024, respectively.

NOTE 20 - INCOME TAXES

The Company’s provision for income taxes in the interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the period.

The Company had an effective tax rate of 26% and 32% for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was primarily the result of an increase in the provision for uncertain tax positions and nondeductible stock compensation, partially offset by a benefit under U.S. tax law for income earned from foreign customers. For the three months ended March 31, 2024, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was the result of foreign income taxed at different rates, as well as an increase in the provision for uncertain tax positions.

The Company maintains a valuation allowance in jurisdictions where it is more likely than not that all or a portion of a deferred tax asset may not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings and the reversal of existing taxable temporary differences. As of March 31, 2025, the Company maintains a full valuation allowance on its deferred tax assets in Singapore, associated with the Skuad acquisition, and in Germany as management believes it is more likely than not that the deferred tax assets will not be recognized in these jurisdictions. The Company maintains its previous conclusion that a valuation allowance on deferred tax assets in the United States and Israel is not necessary.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 21 – NET EARNINGS PER SHARE

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

Basic and diluted net earnings per share attributable to common stockholders were calculated as follows:

	Three Months Ended
	March 31,
	2025	2024

	(In thousands, except share and per share data)
Numerator:
Net income	$20,577	$28,974
Denominator:
Weighted average common shares outstanding —
Basic	362,979,571	359,306,195
Add:
Dilutive impact of RSUs, ESPP and options to purchase common stock	18,362,026	18,725,608
Dilutive impact of private warrants	873,532	683,498
Weighted average common shares – diluted	382,215,129	378,715,301
Net income per share attributable to common stockholders — Basic earnings per share	$0.06	$0.08
Diluted earnings per share	$0.05	$0.08

Note that for the three month period ended March 31, 2025, 7,983,302 RSUs and 2,770,000 RSUs with market conditions, 895,103 PSUs, 15,000,000 Earn-Out Shares (as that term is defined in the Agreement and Plan of Reorganization dated February 3, 2021 (as amended) with FTAC Olympus Acquisition Corp.) have been excluded from the computation of diluted net earnings per share as their effect was antidilutive, conditions were not met or they were not in the money as of the end of the reporting period. For the three month period ended March 31, 2024, 25,158,086 public Warrants, 4,230,000 RSUs with market conditions, 15,000,000 Earn-Out Shares, 2,132,413 options to purchase common stock, and 24,151,724 RSUs have been excluded from the computation of diluted net earnings per share for the same reason.

NOTE 22 – RELATED PARTY TRANSACTIONS

Warehouse Facility

As indicated in Note 12, the Company entered into a Warehouse Facility with Lenders where a member of the Board of Directors has an interest. The Company has evaluated the relationship and determined that the Warehouse Facility represents a related party transaction that has been entered into in the ordinary course of business. As such, the Warehouse Facility was reviewed and approved as a related party transaction in accordance with the related party transaction approval process implemented by the Company. The Company analyzed the terms of the Warehouse Facility and concluded that the terms represent a transaction conducted at arm’s length. The Warehouse Facility reached its scheduled revolving period termination date on October 28, 2024, and the Company has repaid all outstanding borrowings. The Warehouse Facility automatically terminated on April 28, 2025.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 23 – SUBSEQUENT EVENTS

On April 9, 2025, Payoneer acquired 100% of the outstanding equity of Payeco Finance Information Holding Corporation, the parent company of EasyLink Payment Co., Ltd., a licensed China based payment service provider. The acquisition strengthens Payoneer’s global regulatory infrastructure and positions the Company to better serve China-based customers and to provide enhanced and localized products and services.

The aggregate purchase price is approximately $75,000 and is subject to customary post-closing adjustments and escrows.

Due to the acquiree’s insignificant size relative to the Company, Payoneer does not expect to provide supplemental pro forma financial information for the current and prior reporting periods.

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

Overview

Payoneer is a financial technology company purpose-built to enable the world’s small and medium-sized businesses (“SMB(s)”) to grow and operate their businesses around the world by reliably and securely connecting them to the global digital economy. Payoneer’s financial stack makes it easier for millions of SMBs and entrepreneurs, particularly in emerging markets, to access global demand and supply, pay and get paid, and manage their cross border and other needs from a single platform. Our financial stack provides a suite of cross-border accounts receivable (AR) and accounts payable (AP) capabilities, including multicurrency account capabilities, and includes services such as working capital and funds management. Payoneer’s core value proposition is that we remove the complexity and barriers of doing business across borders for our customers. With a multi-currency Payoneer Account, businesses and entrepreneurs around the world can serve and transact with their overseas customers, suppliers, vendors, contractors, and partners as if they were local.

We primarily generate revenues when Payoneer customers use the funds in their Payoneer account to make a payment, make a purchase or to withdraw the funds to a financial institution. For our customers transacting on a B2B or DTC basis, we also in certain circumstances generate revenue when they receive funds, such as when they invoice a customer or collect payments via their webstore. Additionally, given the significant customer funds held on our platform and ongoing growth in those balances, and in light of the high interest rate environment in the U.S. and elsewhere, interest earned on customer funds held on our platform has been a significant source of revenue. Our long-term strategy is centered on growing with customers on our platform who fit our ideal customer profile, namely – those who are customers that have on average over $500 a month in volume and were active over the trailing twelve-month period, and on increasing the revenue we earn from each customer. We believe that successful execution of this strategy will drive revenue growth as (i) adding new customers who meet our ideal customer profile, improving retention, and increasing our product offerings to capture more wallet share will drive greater ad valorem volume of transactions processed through the Payoneer platform; and (ii) introducing new products and services and increasing customer adoption of additional products and services will improve our monetization of customers over time. Volume is one of the primary drivers for our revenue growth. See “Key Metrics and Non-GAAP Financial Measures” for additional information.

Our customers have trusted the Payoneer platform to process $19.7 billion and $18.5 billion in volume during the three months ended March 31, 2025 and 2024, respectively.

Looking forward, we intend to continue to invest actively to enhance our global platform, deliver new products, extend our regulatory footprint, further automate our operations, increase new customer growth and make acquisitions to accelerate our ability to deliver more value to customers around the world.

PAYONEER GLOBAL INC.

Key Developments and Trends

Macroeconomic Conditions

We are focused on executing our strategy for growth and capturing the long-term opportunity of serving cross-border SMBs from around the world. However, macroeconomic conditions, including geopolitical and other global events that impact consumer and business spending and behavior, such as, but not limited to, the interest rate environment, inflation, changes in global trade policies (including the imposition of tariffs), local political instability, global health crises, supply chain dislocations, regional and other conflicts, including the ongoing war in Ukraine and Israel’s ongoing conflicts in the Middle East, and disruptions and instability and regulatory changes in the banking sector may impact our customers, providers, banking partners and relationships and ultimately the amount of volume processed on our platform which may affect our results of operations. For example, the recent imposition of significant trade policy measures and tariffs by the U.S. government, including but not limited to tariffs on China, has introduced increased uncertainty and potential risks and opportunities for both our customers and our business. The long-term effects of these and any future trade actions on the global economy and our business remain uncertain. These developments could have a material adverse impact on our financial results in any given reporting period. We continue to monitor evolving trade policies and will evaluate potential impacts on our financial statements as more information becomes available.

As we increase the utility of the Payoneer Account, we have grown customer funds on our platform over a multi-year period to $6.6 billion as of March 31, 2025. During 2023, the U.S. Federal Reserve raised the target benchmark interest rate by 525 basis points to a high of 525 to 550 basis points by August 2023. Coupled with continued growth in customer balances, this drove a significant increase in the interest income revenue we earn on our customer funds. During 2024, the U.S. Federal Reserve cut the benchmark interest rate by 100 basis points to a target range of 425 to 450 basis points. As of the date of this Quarterly Report on Form 10-Q, there has been no change to the U.S. benchmark rates in the current year. While there remains uncertainty as to the timing and magnitude of future interest rate changes, we expect to see a negative impact on our revenue from declining interest rates over the medium-term. In response, we have invested a total of $1.8 billion of our customer funds in both available-for-sale debt securities and term deposits to reduce our sensitivity to declines in short term interest rates, and have purchased interest rate derivative contracts with respect to $1.9 billion in customer funds to provide a floor against the impact of interest rate declines below levels defined in the relevant interest rate derivative instruments.

Impact of Israel’s Conflicts in the Middle East

Since October 7, 2023, Israel has been at war with Hamas and Hezbollah, and exchanged attacks with Iran and other proxies of the Iranian regime. Despite the ongoing war, we have continued to operate our business and serve our customers around the world and, to date, our ability to support customers has not been materially impacted. We are monitoring the situation closely and benefit from our broad geographic footprint, partially outsourced operations model, and a robust business continuity plan. Additionally, our technology infrastructure has redundancy in place outside of Israel. Approximately 54% of our global employee base is located in Israel, including approximately 79% of our research and development resources. At this time, an insignificant portion of our Israeli workforce have been called to military reserve duty and we have contingencies in place to cover impacted roles and responsibilities.

The evolving conflict is likely to continue to impact economic activity in the region and could impact revenues from customers located in Israel. Our revenue derived from customers based in Israel was insignificant for the three months ended March 31, 2025 and is included within revenues from Europe, Middle East, and Africa within Note 16 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

PAYONEER GLOBAL INC.

Impact of the war in Ukraine

During 2022, a geopolitical and armed conflict between Ukraine and Russia, which developed into an ongoing war, resulted in economic sanctions on Russia, Belarus, and certain territories in Ukraine. We provide services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We have developed and implemented a robust transaction monitoring program designed to comply with imposed sanctions and to monitor the impact the conflict may have on our results of operations. During 2022, we ceased to provide services to customers in Russia and have limited our payment services to Belarus customers. Our revenues in Ukraine have remained relatively stable. For the three months ended March 31, 2025, Ukraine and Belarus, combined, accounted for less than 10% of our revenue, of which Belarus accounted for less than 1% of our revenue. Further escalation of the conflict may have a material effect on our results of operations.

Mergers & Acquisitions

On April 9, 2025, Payoneer acquired 100% of the outstanding equity of Payeco Finance Information Holding Corporation, the parent company of EasyLink Payment Co., Ltd., a licensed China based payment service provider. The acquisition strengthens Payoneer’s global regulatory infrastructure and positions it to better serve China-based customers with enhanced and localized products and services. Refer to Note 23 above for further information on the acquisition.

On August 5, 2024, Payoneer acquired 100% of the outstanding equity of Skuad Pte. Ltd. (“Skuad”), a global workforce and payroll management company. The acquisition accelerates Payoneer’s strategy to deliver a comprehensive and integrated financial stack for SMBs that operate internationally.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods in our condensed consolidated financial statements. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related Notes included within this Quarterly Report on Form 10-Q.

	Three months ended
	March 31,		Increase/
	2025	2024	(Decrease)

	(in thousands except percentages)
Revenues	$246,617	$228,183	8%
Transaction costs	39,349	33,966	16%
Other operating expenses	41,658	40,283	3%
Research and development expenses	37,271	32,051	16%
Sales and marketing expenses	54,726	49,890	10%
General and administrative expenses	29,904	24,209	24%
Depreciation and amortization	14,390	9,408	53%
Total operating expenses	217,298	189,807	14%
Operating income	29,319	38,376	(24)%
Financial income (expense):
Gain from change in fair value of Warrants	—	1,761	** %
Other financial income (expense), net	(1,550)	2,747	** %
Financial income (expense), net	(1,550)	4,508	** %
Income before income taxes	27,769	42,884	(35)%
Income taxes	7,192	13,910	(48)%
Net income	$20,577	$28,974	(29)%

**not meaningful

PAYONEER GLOBAL INC.

Revenues

Revenues were $246.6 million for the three months ended March 31, 2025, an increase of $18.4 million, or 8%, compared to the prior-year period. This increase in revenue was comprised of an increase in SMB revenue, including $14.1 million from B2B SMBs, $7.9 million from SMBs that sell on marketplaces, and $3.5 million from SMBs selling DTC. This growth in SMB revenue was driven by continued adoption of our high value services, certain monetization initiatives, and ongoing growth in high take rate regions. This increase in revenues was partially offset by a decrease of $7.3 million in interest income earned on customer balances resulting from modestly lower interest rates despite an increase in customer balances held on our platform compared to the prior year period.

Transaction costs

Transaction costs were $39.3 million for the three months ended March 31, 2025, an increase of $5.4 million, or 16%, compared to the prior-year period, driven by an increase of $4.3 million in bank and processor fees and $1.4 million in card network fees. The increase in transaction costs outpaced the increase in total volume due to shift toward products with a higher cost per transaction.

Other operating expenses

Other operating expenses were $41.7 million for the three months ended March 31, 2025, an increase of $1.4 million, or 3%, compared to the prior-year period, driven by an increase of $1.1 million in information technology expenses.

Research and development expenses

Research and development expenses were $37.3 million for the three months ended March 31, 2025, an increase of $5.2 million, or 16%, compared to the prior-year period, driven by an increase of $3.8 million in employee compensation, benefits and other employee-related expenses, which were impacted by our acquisition of Skuad and also included certain restructuring charges, as well as an increase of $1.1 million in third-party contractor and consulting expenses.

Sales and marketing expenses

Sales and marketing expenses were $54.7 million for the three months ended March 31, 2025, an increase of $4.8 million, or 10%, compared to the prior-year period, driven by an increase of $2.5 million in employee compensation, benefits and other employee-related expenses in line with an increase in employee headcount and an increase of $2.2 million in expenditures on certain direct marketing efforts.

General and administrative expenses

General and administrative expenses were $29.9 million for the three months ended March 31, 2025, an increase of $5.7 million, or 24%, compared to the prior-year period, driven by an increase of $5.1 million in employee compensation, benefits and other employee-related expenses primarily due to an increase in employee headcount and an increase of $1.2 million in consulting expenses, partially offset by a decrease of $1.8 million in M&A related expenses.

Depreciation and amortization expenses

Depreciation and amortization expenses were $14.4 million for the three months ended March 31, 2025, an increase of $5.0 million, or 53%, compared to the prior-year period, mainly driven by an increase in amortization of internal use of software.

Financial income and expense, net

Financial expense, net was $1.6 million for the three months ended March 31, 2025, a change of $6.1 million, or 134%, compared to the prior-year period, primarily driven by a $4.0 million reduction in corporate interest income as a result of lower average invested balances and lower interest rates, as well as a $1.8 million gain from the change in fair value of the warrant liability in the prior year period which did not recur.

PAYONEER GLOBAL INC.

Income taxes

Income tax expense was $7.2 million for the three months ended March 31, 2025, a decrease of $6.7 million, or 48%, compared to the three months ended March 31, 2024. This decrease was primarily driven by a decrease of $5.8 million in our U.S. federal current income tax expense as compared to the prior year period, which is due to a significant benefit under U.S. tax law for income earned from foreign customers.

An increasing number of jurisdictions have enacted, or are planning to enact, tax legislation consistent with the Organization for Economic Co-operation and Development’s (“OECD”) proposal for a global minimum tax of 15% on reported profits (Pillar Two of the OECD Model Rules). While Pillar Two legislation is generally effective for tax years beginning on or after January 1, 2024, it applies to Payoneer beginning January 1, 2025 with respect to those jurisdictions in which we operate that have enacted such legislation. Based on the Company’s analysis, there was not a material impact on the Company’s income tax provision for the period ended March 31, 2025. The Company will continue to monitor the impacts of evolving legislation on our effective tax rate and cash tax payments.

Liquidity and Capital Resources

The following discussion of our liquidity and capital resources is based on the financial information derived from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We believe our existing cash and cash equivalents and cash flows from operating activities will be sufficient to meet our operating working capital, share repurchase, capital advance, and capital expenditure requirements for at least the next twelve months. Our future financing requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform and the ongoing expansion needs of sales and marketing activities. We have in the past and may in the future enter into agreements with third parties with respect to investments in, or acquisitions of, businesses or technologies, which could also require us to seek additional equity or debt financing.

Sources of Liquidity

As of March 31, 2025, we had $524.2 million of cash and cash equivalents.

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

During the three months ended March 31, 2025, we repurchased 1,880,309 shares of our common stock for $17.0 million. As of March 31, 2025, a total of $86.8 million remained available for future repurchases of our common stock under the program.

Cash Flows

The following table presents a summary of cash flows from operating, investing, and financing activities for the following comparative periods.

	Three months ended March 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$53,716	$39,510
Net cash used in investing activities	(47,986)	(114,147)
Net cash used in financing activities	(402,446)	(521,113)
Effect of exchange rate changes on cash and cash equivalents	1,878	(1,541)
Change in cash, cash equivalents, restricted cash and customer funds	$(394,838)	$(597,291)

PAYONEER GLOBAL INC.

Operating Activities

Net cash provided by operating activities was $53.7 million for the three months ended March 31, 2025, an increase of $14.2 million compared to $39.5 million for the three months ended March 31, 2024.

Impact of net income - $8.4 million year over year decrease to operating cash flows

The overall increase in operating cash flows was offset by a decrease in net income of $8.4 million in the three months ended March 31, 2025 compared to the prior year period, which was primarily a result of $27.5 million of growth in operating expenses which outpaced $18.4 million of growth in revenue, as discussed in the Results of Operations section above.

Impact of non-cash items - $4.1 million year over year increase to operating cash flows

Current year period operating cash flows include, higher non-cash addbacks to net income to arrive at operating cash flows compared to prior year, consisting primarily of a $5.0 million increase in depreciation and amortization expense and a $3.7 million increase in stock-based compensation expense.

The overall increase to operating cash flows from non-cash items was partially offset by higher non-cash reductions to net income compared to prior years, consisting primarily of a decrease of $3.4 million in the amount of the addback due to the effect of exchange rate changes on cash and cash equivalents and a $2.1 million increase in interest not paid in cash and amortization of discount on investments in debt securities.

Impact of changes in operating assets and liabilities - $18.5 million year over year increase to operating cash flows

During the three months ended March 31, 2025, cash flows related to Capital advance receivables increased $17.8 million compared to the prior year period, driven by higher originations in late 2024 compared to 2023 which were collected in the current year period.

Cash flows from Other current assets increased $16.2 million relative to the prior year period, driven by a one-time cash tax refund and timing of payments relative to period cutoff.

These increases were partially offset by cash flows from Other assets, which decreased $5.1 million compared to the prior year, primarily due to interest receivable from certificates of deposits that was not accrued in the prior period. Additionally, cash flows related to Other payables and trade payables decreased $4.6 million and $4.3 million, respectively, in each case compared to the prior year period, due to changes in timing of payments relative to period cut-off.

Investing Activities

Net cash used in investing activities was $48.0 million for the three months ended March 31, 2025, a decrease of $66.2 million compared to net cash used in investing activities of $114.1 million for the three months ended March 31, 2024.

This change was predominantly related to lower purchases and higher maturities of investments in available-for-sale debt securities, resulting in $91.2 million less cash used in financing activities in the current year period compared to prior year. This was partially offset by additional customer funds in-transit balances of $19.9 million.

Financing Activities

Net cash used in financing activities was $402.4 million for the three months ended March 31, 2025, a decrease of $118.7 million compared to net cash used in financing activities of $521.1 million for the three months ended March 31, 2024. Current period cash used in financing activities reflects the $385.8 million decline in customer balances since the beginning of the period which was $83.8 million lower than the $469.6 million decline in the prior year period. Additionally share repurchases were $33.2 million lower than in the prior year period.

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

	Three months ended March 31,
	2025	2024

	(in millions)
Volume	$19,676	$18,455

Volume grew 7% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, driven by a combination of continued strong growth in volume from B2B SMBs, as well as growth in volumes from SMBs selling on marketplaces, and in volumes processed for enterprise partners, including in the travel segment.

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

PAYONEER GLOBAL INC.

Adjusted EBITDA

	Three months ended March 31,
	2025	2024

	(in thousands)
Net income	$20,577	$28,974
Depreciation and amortization	14,390	9,408
Income taxes	7,192	13,910
Other financial expense (income), net	1,550	(2,747)
EBITDA	43,709	49,545
Stock based compensation expenses(1)	18,755	15,077
M&A related expenses(2)	337	2,375
Gain from change in fair value of Warrants(3)	—	(1,761)
Restructuring charges(4)	2,630	—
Adjusted EBITDA	$65,431	$65,236

(1) Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.

(2) Amounts relate to M&A-related third-party fees, including related legal, consulting and other expenditures. Additionally, amounts for the three months ended March 31, 2025 include $0.3 million in non-recurring fair value adjustment of the Skuad contingent consideration liability discussed in Note 3 to our condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q.

(3) Changes in the estimated fair value of the warrants are recognized as gain or loss on the condensed consolidated statements of comprehensive income. The impact is removed from EBITDA as it represents market conditions that are not in our control.

(4) Represents non-recurring costs related to severance and other employee termination benefits.

Critical Accounting Policies and Estimates

For more information, see “Payoneer Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K filed with the SEC on February 27, 2025.

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

Interest Rate Sensitivity

The majority of our cash and cash equivalents and assets underlying customer funds were held in cash deposits and money market funds as of March 31, 2025, the fair value of which would not be materially affected by either an increase or decrease in interest rates, due mainly to the relatively short-term nature of these instruments. The fair value of our investments in term deposits and U.S. Treasury Securities, amounting to $1.8 billion, would be affected by changes in interest rates, and such changes could be material.

The Company has entered into interest rate floor contracts with respect to $1.9 billion in customer funds to limit the potential risk declining interest rates would have on our revenues from interest income, though as of the periods ended March 31, 2025 and 2024, respectively, a hypothetical 1% increase or decrease in interest rates could have a material effect on our revenues and earnings.

Foreign Currency Risk

While most of our revenue is earned in U.S. dollars, our foreign currency exposure includes currencies of the countries in which our operations are located, including operating expenses denominated in New Israeli Shekels. To reduce that risk, we invest in foreign currency forward contracts and net purchased options, which are accounted for as cash flow hedges.

PAYONEER GLOBAL INC.

A hypothetical 10% strengthening or weakening of the U.S. dollar against the New Israeli Shekel would have had a material impact on unrealized gains (losses) recognized in AOCI at March 31, 2025.

Our foreign currency exposure also includes currencies in which our customer funds are held, or in which they are withdrawn or utilized, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Chinese Yuan, Canadian Dollar, New Israeli Shekel, Philippine Peso, Indian Rupee, Mexican Peso, Pakistani Rupee, South Korean Won, Turkish Lira, New Zealand Dollar, Swiss Franc, and Polish Zloty. As of the three months ended March 31, 2025 and 2024, respectively, a hypothetical 10% increase or decrease in current exchange rates could have a material impact on our financial results.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

For more information on risks related to litigation, see the section titled “Risk Factors — General Risks Related to Payoneer — We may be subject to various legal proceedings which could materially adversely affect our business, financial condition or results of operations” in our Annual Report on Form 10-K, filed with the SEC on February 27, 2025.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on February 27, 2025. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not complete any unregistered sales of equity securities during the three months ended March 31, 2025.

PAYONEER GLOBAL INC.

Share Repurchase Activities

The following table provides information with respect to repurchases made by the Company during the three months ended March 31, 2025. All repurchases listed below were made in the open market.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Progreams[2]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[2]
January 1, 2025 - January 31, 2025	530,945	$10.29	530,945	$ 98,298
February 1, 2025 - February 28, 2025	521,355	$10.12	521,355	$ 93,023
March 1, 2025 - March 31, 2025	828,009	$7.55	828,009	$ 86,773
Total	1,880,309		1,880,309
(1)	No shares were repurchased other than through a publicly announced plan or program.
(2)	On May 7, 2023, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80 million of our common stock, including any applicable excise tax. On December 7, 2023, our Board of Directors authorized an amendment to the above program to increase the authorized amount of repurchases to an aggregate amount not to exceed $250 million. The $250 million authorization amended the previous repurchase authorization, and includes the amount that remains available as of December 7, 2023 to repurchase common stock under, but not any prior repurchases effected pursuant to, the previous authorization, and any applicable excise tax. The amended authorization expires on December 31, 2025. These share repurchases may take place from time to time, in the open market, through privately negotiated transactions or other means, including in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and total amount of repurchases is subject to the Company’s discretion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, the following director took the following actions with respect to trading arrangements for the sale of shares of our common stock:

			Plans
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Number of Shares to be Sold	Expiration
Scott Galit, Director	Adoption	March 4, 2025	X		1,225,462	December 31, 2025
*	Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
**	Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

PAYONEER GLOBAL INC.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.
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

PAYONEER GLOBAL INC.

(Registrant)

By:	/s/ John Caplan
John Caplan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bea Ordonez
Bea Ordonez
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2025