Form 10-Q
period 2025-06-30
Payoneer Global Inc.
filed 2025-08-06
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☒

As of July 31, 2025, the registrant had 360,315,543 shares of common stock outstanding.

Payoneer Global Inc.

Form 10-Q

For the Period Ended June 30, 2025

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

PART I. FINANCIAL INFORMATION

PAYONEER GLOBAL INC.

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2025

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	June 30,	December 31,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$497,144	$497,467
Restricted cash	8,606	6,633
Customer funds	6,583,839	6,439,153
Accounts receivable (net of allowance of $336 and $382 at June 30, 2025 and December 31, 2024, respectively)	13,904	11,937
Capital advance receivables (net of allowance of $4,875 at June 30, 2025 and $4,955 at December 31, 2024, respectively)	31,810	56,242
Other current assets	77,227	88,210
Total current assets	7,212,530	7,099,642
Non-current assets:
Property, equipment and software, net	17,880	16,053
Goodwill	77,785	77,785
Intangible assets, net	203,940	102,390
Customer funds	450,000	525,000
Restricted cash	20,948	17,653
Deferred tax assets, net	44,644	41,523
Severance pay fund	797	757
Operating lease right-of-use assets	44,784	19,403
Other assets	37,120	30,174
Total assets	$8,110,428	$7,930,380
Liabilities and shareholders’ equity:
Current liabilities:
Trade payables	$42,375	$37,302
Outstanding operating balances	7,033,839	6,964,153
Other payables	131,952	129,621
Total current liabilities	7,208,166	7,131,076
Non-current liabilities:
Deferred tax liabilities, net	25,146	1,471
Other long-term liabilities	106,211	73,043
Total liabilities	7,339,523	7,205,590
Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at June 30, 2025 and December 31, 2024.	—	—
Common stock, $0.01 par value, 3,800,000,000 and 3,800,000,000 shares authorized; 404,801,165 and 395,965,588 shares issued and 362,236,351 and 360,093,249 shares outstanding at June 30, 2025 and December 31, 2024, respectively.	4,048	3,960
Treasury stock at cost, 42,564,814 and 35,872,339 shares as of June 30, 2025 and December 31, 2024, respectively.	(243,405)	(193,724)
Additional paid-in capital	859,590	821,196
Accumulated other comprehensive income (loss)	4,648	(12,609)
Retained earnings	146,024	105,967
Total shareholders’ equity	770,905	724,790
Total liabilities and shareholders’ equity	$8,110,428	$7,930,380

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$260,614	$239,520	$507,231	$467,703

Transaction costs (Excluding depreciation and amortization shown separately below)	40,566	36,961	79,915	70,927
Other operating expenses	42,703	41,242	84,361	81,525
Research and development expenses	37,387	27,580	74,658	59,631
Sales and marketing expenses	57,312	50,614	112,038	100,504
General and administrative expenses	37,016	26,102	66,920	50,311
Depreciation and amortization	15,553	10,712	29,943	20,120
Total operating expenses	230,537	193,211	447,835	383,018

Operating income	30,077	46,309	59,396	84,685

Financial income (expense):
Gain from change in fair value of Warrants	-	1,006	-	2,767
Other financial income (expense), net	(227)	976	(1,777)	3,723
Financial income (expense), net	(227)	1,982	(1,777)	6,490

Income before income taxes	29,850	48,291	57,619	91,175

Income taxes	10,370	15,866	17,562	29,776

Net income	$19,480	$32,425	$40,057	$61,399

Other comprehensive income
Unrealized gain on available-for-sale debt securities, net	2,565	872	9,804	871
Tax expense on unrealized gains on available-for-sale debt securities, net	(569)	-	(2,174)	-
Unrealized gain (loss) on cash flow hedges, net	5,932	(699)	4,145	(665)
Tax benefit (expense) on unrealized gains (losses) on cash flow hedges, net	(1,135)	126	(808)	120
Unrealized gain on interest rate floor, net	2,117	-	8,138	-
Tax expense on unrealized gains on interest rate floor, net	(469)	-	(1,745)	-
Foreign currency translation adjustments	66	-	(103)	-
Other comprehensive income	8,507	299	17,257	326

Comprehensive income	$27,987	$32,724	$57,314	$61,725

Per Share Data
Net income per share attributable to common stockholders — Basic earnings per share	$0.05	$0.09	0.11	0.17
— Diluted earnings per share	$0.05	$0.09	0.10	0.16

Weighted average common shares outstanding — Basic	368,770,598	356,315,658	368,185,088	357,795,857
Weighted average common shares outstanding — Diluted	380,632,789	373,368,383	385,250,558	376,727,575

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated
					Additional	other
	Common Stock		Treasury Stock		paid-in	comprehensive	Retained
	Shares	Amount	Shares	Amount	capital	income (loss)	earnings	Total
Balance at March 31, 2025	400,261,352	$4,003	(37,752,648)	$(210,702)	$834,745	$(3,859)	$126,544	$750,731
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	3,861,462	38	—	—	168	—	—	206
Stock-based compensation	—	—	—	—	20,756	—	—	20,756
ESPP shares issued	678,351	7	—	—	3,921	—	—	3,928
Common stock repurchased	—	—	(4,812,166)	(32,703)	—	—	—	(32,703)
Unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	2,565	—	2,565
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	—	—	(569)	—	(569)
Unrealized gain on cash flow hedges, net	—	—	—	—	—	5,932	—	5,932
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	—	—	(1,135)	—	(1,135)
Unrealized gain on interest rate floor, net	—	—	—	—	—	2,117	—	2,117
Tax expense on unrealized gains on interest rate floor, net	—	—	—	—	—	(469)	—	(469)
Foreign currency translation adjustments	—	—	—	—	—	66	—	66
Net income	—	—	—	—	—	—	19,480	19,480
Balance at June 30, 2025	404,801,165	$4,048	(42,564,814)	$(243,405)	$859,590	$4,648	$146,024	$770,905

Balance at March 31, 2024	377,294,480	$3,773	(21,598,626)	$(108,096)	$752,236	$(149)	$13,778	$661,542
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	5,007,237	50	—	—	3,921	—	—	3,971
Stock-based compensation	—	—	—	—	14,482	—	—	14,482
ESPP shares issues	697,263	7	—	—	3,249	—	—	3,256
Common stock repurchased	—	—	(8,710,963)	(46,596)	—	—	—	(46,596)
Unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	872	—	872
Unrealized loss on cash flow hedges, net	—	—	—	—	—	(699)	—	(699)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	—	—	126	—	126
Net income	—	—	—	—	—	—	32,425	32,425
Balance at June 30, 2024	382,998,980	$3,830	(30,309,589)	$(154,692)	$773,888	$150	$46,203	$669,379

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated
					Additional	other
	Common Stock		Treasury Stock		paid-in	comprehensive	Retained
	Shares	Amount	Shares	Amount	capital	income (loss)	earnings	Total
Balance at December 31, 2024	395,965,588	$3,960	(35,872,339)	$(193,724)	$821,196	$(12,609)	$105,967	$724,790
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	8,157,226	81	—	—	(5,653)	—	—	(5,572)
Stock-based compensation	—	—	—	—	40,126	—	—	40,126
ESPP shares issued	678,351	7	—	—	3,921	—	—	3,928
Common stock repurchased	—	—	(6,692,475)	(49,681)	—	—	—	(49,681)
Unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	9,804	—	9,804
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	—	—	(2,174)	—	(2,174)
Unrealized gain on cash flow hedges, net	—	—	—	—	—	4,145	—	4,145
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	—	—	(808)	—	(808)
Unrealized gain on interest rate floor, net	—	—	—	—	—	8,138	—	8,138
Tax expense on unrealized gains on interest rate floor, net	—	—	—	—	—	(1,745)	—	(1,745)
Foreign currency translation adjustments	—	—	—	—	—	(103)	—	(103)
Net income	—	—	—	—	—	—	40,057	40,057
Balance at June 30, 2025	404,801,165	$4,048	(42,564,814)	$(243,405)	$859,590	$4,648	$146,024	$770,905

Balance at December 31, 2023	368,655,185	$3,687	(11,064,692)	$(56,936)	$732,894	$(176)	$(15,196)	$664,273
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	13,646,532	136	—	—	7,267	—	—	7,403
Stock-based compensation	—	—	—	—	30,478	—	—	30,478
ESPP shares issues	697,263	7	—	—	3,249	—	—	3,256
Common stock repurchased	—	—	(19,244,897)	(97,756)	—	—	—	(97,756)
Unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	871	—	871
Unrealized loss on cash flow hedges, net	—	—	—	—	—	(665)	—	(665)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	—	—	120	—	120
Net income	—	—	—	—	—	—	61,399	61,399
Balance at June 30, 2024	382,998,980	$3,830	(30,309,589)	$(154,692)	$773,888	$150	$46,203	$669,379

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Six months ended
	June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$40,057	$61,399
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,943	20,120
Deferred taxes	(7,957)	(3,640)
Stock-based compensation expenses	38,814	28,742
Gain from change in fair value of Warrants	—	(2,767)
Interest and amortization of discount on investments	(1,896)	(3,275)
Foreign currency re-measurement (gain) loss	(5,840)	2,311
Changes in operating assets and liabilities:
Other current assets	11,449	(12,728)
Trade payables	5,943	4,606
Deferred revenue	211	273
Accounts receivable, net	(1,958)	1,413
Capital advance extended to customers	(167,223)	(154,357)
Capital advance collected from customers	191,655	150,372
Other payables	(10,918)	(17,664)
Other long-term liabilities	3,571	1,168
Operating lease right-of-use assets	5,777	4,370
Other assets	(7,227)	571
Net cash provided by operating activities	124,401	80,914

Cash Flows from Investing Activities
Purchase of property, equipment and software	(7,304)	(2,802)
Capitalization of internal use software	(29,993)	(27,345)
Severance pay fund distributions, net	(40)	22
Customer funds in transit, net	(45,619)	(988)
Purchases of investments in available-for-sale debt securities	(272,974)	(739,185)
Maturities of investments in available-for-sale debt securities	180,500	105,000
Purchases of investments in term deposits	—	(300,000)
Maturities of investments in term deposits	75,000	—
Cash paid in connection with acquisition, net of cash and customer funds acquired (refer to Note 3 for further information)	(33,081)	—
Net cash used in investing activities	(133,511)	(965,298)

Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with stock-based compensation plan, net of taxes paid related to settlement of equity awards and proceeds from employee equity transactions to be remitted to employees	(2,183)	12,027
Outstanding operating balances, net	47,549	(353,421)
Borrowings under related party facility	—	11,920
Repayments under related party facility	—	(15,347)
Receipts of collateral on interest rate derivatives	68,130	—
Payments of collateral on interest rate derivatives	(61,500)	—
Common stock repurchased	(49,756)	(98,654)
Net cash provided by (used in) financing activities	2,240	(443,475)

Effect of exchange rate changes on cash and cash equivalents	6,045	(2,311)

Net change in cash, cash equivalents, restricted cash and customer funds	(825)	(1,330,170)
Cash, cash equivalents, restricted cash and customer funds at beginning of period	5,658,210	7,018,367
Cash, cash equivalents, restricted cash and customer funds at end of period	$5,657,385	$5,688,197
Supplemental information of investing and financing activities not involving cash flows:
Property, equipment, and software acquired but not paid	$142	$1,237
Internal use software capitalized but not paid	$5,229	$7,408
Common stock repurchased but not paid	$700	$602
Right of use assets obtained in exchange for new operating lease liabilities	$28,614	$2,594

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

U.S. DOLLARS IN THOUSANDS

The below table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2025	2024
Cash and cash equivalents	$497,144	$575,730
Current restricted cash	8,606	10,653
Non-current restricted cash	20,948	6,018
Customer funds
Current customer funds	6,583,839	5,812,105
Non-current customer funds	450,000	225,000
Customer funds shown in the condensed consolidated balance sheets	7,033,839	6,037,105
Less: Customer funds in transit	(98,378)	(2,979)
Less: Customer funds invested in available-for-sale debt securities	(1,279,774)	(638,330)
Less: Customer funds invested in term deposits	(525,000)	(300,000)
Net customer funds shown in the condensed consolidated statements of cash flows	5,130,687	5,095,796
Total cash, cash equivalents, restricted cash and customer funds shown in the condensed consolidated statements of cash flows	$5,657,385	$5,688,197

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

The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year. The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2024, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto of Payoneer Global Inc. and its subsidiaries.

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

c.    Stock-based compensation:

As further discussed in Note 18, in February 2025, the Company granted performance stock units (“PSUs”) under its Omnibus Stock Incentive Plan.

PSUs are accounted for using the grant date fair value method, based on the grant date share price. The Company recognizes the expense over the requisite service period using a graded vesting model. For unvested awards with performance conditions, the Company assesses the probability of attaining the performance conditions at each reporting period. Awards in respect of which attainment is deemed probable are recognized as expenses over the requisite service period.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

d.    Indefinite-lived intangible asset:

Indefinite-lived intangible asset consists of a payment license recognized in the Payeco Finance Information Holding Corporation (“PayEco”) acquisition. The indefinite-lived intangible asset is not amortized, but is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment assessment begins with a qualitative evaluation to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If this threshold is met, the Company performs a quantitative assessment, comparing the fair value of the asset to its carrying amount. The indefinite-lived intangible asset is considered impaired if the carrying value exceeds the fair value.

The fair value of the indefinite-lived intangible asset is estimated using a discounted cash flow method. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. Failure to achieve these expected results, changes in the discount rate or market pricing metrics, may cause a future impairment of the indefinite-lived intangible asset.

e.    Customer funds and investments

As previously disclosed during the quarter ended September 30, 2024, the Company identified an error in its condensed consolidated balance sheet as of June 30, 2024, and in its statements of cash flows for the six months ended June 30, 2024. Specifically, the Company incorrectly classified $225,000 of customer funds invested in term deposits with maturities greater than one year as current customer funds on the condensed consolidated balance sheet, rather than as non-current customer funds. In addition, the Company incorrectly classified $300,000 of term deposits in the basis of cash, cash equivalents, restricted deposits, and customer funds on the statement of cash flows, rather than as investing cash flows.

In connection with the Company’s evaluation of these errors during the quarter ended September 30, 2024, management, in accordance SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, determined that these adjustments were not material to the previously issued financial statements. In the condensed consolidated statements of cash flows for the six months ended June 30, 2024 filed with this Quarterly Report on Form 10-Q, the Company has correctly presented $300,000 in customer funds invested in term deposits in accordance with the statement of cash flows treatment described in the preceding paragraph. In the condensed consolidated balance sheet as of September 30, 2024 and statements of cash flows for the nine months ended September 30, 2024 filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 and in the Annual Report on Form 10-K for the year ended December 31, 2024, the Company correctly presented $225,000 and $300,000 in customer funds invested in term deposits in accordance with the balance sheet and statement of cash flows treatment described in the preceding paragraph. This error had no impact on the previously issued condensed consolidated statements of comprehensive income or condensed consolidated statements of changes in shareholders’ equity and did not impact any financial liquidity covenants.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

f.    Recently issued accounting pronouncements:

FASB Standards issued, but not adopted as of June 30, 2025

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

NOTE 3 – ACQUISITIONS

PayEco

On April 9, 2025, the Company acquired 100% of the equity interests of PayEco, the parent company of EasyLink Payment Co., Ltd., a licensed China based payment service provider, for a total consideration of $76,074. The consideration is comprised of the following:

Amounts Recognized as of Acquisition Date (Adjusted)
License intangible asset	$97,357
Deferred tax liability	(23,783)
Acquired net assets	2,500
Total consideration	$76,074
Fair value of deferred payment liability payable in 12 and 24 months after acquisition	(12,010)
Other adjustments	(4,474)
Cash paid in connection with acquisition	$59,590
Cash and customer funds acquired	(26,509)
Cash paid in connection with acquisition, net of cash and customer funds acquired	$33,081

Refer to Note 10 for details on the license intangible asset acquired.

Skuad

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

NOTE 3 – ACQUISITIONS (continued):

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

The allocation of the purchase price for this acquisition has been finalized and the measurement period has ended. All adjustments to assets, liabilities and tax estimates have been completed based on the information obtained during the measurement period.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 4 – CAPITAL ADVANCE (“CA”) RECEIVABLES

The Company enters into transactions with pre-qualified sellers in which the Company purchases a designated amount of future receivables for an upfront cash purchase price.

During the six months ended June 30, 2025 and 2024, the Company has purchased and collected the following principal amounts associated with CA receivables, including foreign exchange adjustments:

	Six Months Ended
	June 30,
	2025	2024
Beginning CA receivables, gross	$61,197	$50,552
CA extended to customers	167,143	154,357
Change in revenue receivables	(451)	(44)
CA collected from customers	(189,081)	(147,654)
Charge-offs, net of recoveries	(2,123)	(2,288)
Ending CA receivables, gross	$36,685	$54,923
Allowance for CA losses	(4,875)	(5,445)
CA receivables, net	$31,810	$49,478

The following are current and overdue balances that are segregated into the timing of expected collections at June 30, 2025:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$36,685	2,419	9,456	6,016	11,679	7,115

The following are current and overdue balances that are segregated into the timing of expected collections at December 31, 2024:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$61,197	2,825	13,654	13,357	23,252	8,109

As of June 30, 2025 and December 31, 2024, the Company applied a range of loss rates to the CA portfolio of 0.87% to 2.02% for the allowance for CA losses.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 5 – CUSTOMER FUNDS AND INVESTMENTS

The Company has invested certain customer funds in available-for-sale debt securities and term deposits. The following table summarizes the assets underlying customer funds as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$5,229,065	$5,189,216
Available-for-sale debt securities	1,279,774	1,174,937
Term deposits	75,000	75,000
Total current customer funds	$6,583,839	$6,439,153
Term deposits	450,000	525,000
Total non-current customer funds	$450,000	$525,000
Total customer funds	$7,033,839	$6,964,153

As of June 30, 2025, the estimated fair value of the available-for-sale debt securities included $7,362 in unrealized gains and $54 in unrealized losses, net of tax. The gross unrealized losses of $69 related to assets with a fair value of $176,174, which had been in a continuous unrealized loss position for less than 12 months.

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

During the period ended June 30, 2025, the Company did not sell any available-for-sale debt securities or incur any realized gains or losses.

As of June 30, 2025, $346,405 of the Company’s available-for-sale debt securities were due to mature within one year or less, and $933,369 were due to mature between one and five years.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 6 – DERIVATIVES AND HEDGING

The table below summarizes the gross notional amount and fair value of outstanding derivative instruments at June 30, 2025 and December 31, 2024.

		June 30, 2025
	Balance Sheet Location	Notional Amount	Fair Value
Derivative assets designated as hedge accounting instruments:
Interest rate floors	Other Current Assets	Note 1	$1,564
Foreign currency forwards	Other Current Assets	$44,962	4,036
Foreign currency net purchased options	Other Current Assets	16,013	1,404
Total current derivative assets		$60,975	$7,004
Interest rate floors	Other Non-Current Assets	Note 1	24,343
Total derivative assets		$60,975	$31,347

		December 31, 2024
	Balance Sheet Location	Notional Amount	Fair Value
Derivative assets designated as hedge accounting instruments:
Interest rate floors	Other Current Assets	Note 1	$739
Foreign currency forwards	Other Current Assets	$40,330	910
Foreign currency net purchased options	Other Current Assets	15,966	385
Total current derivative assets		$56,296	$2,034
Interest rate floors	Other Non-Current Assets	Note 1	$17,692
Total derivative assets		$56,296	$19,726

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

During the three months ended June 30, 2025 and 2024, the Company recognized $6,445 and $982, respectively, and during the six months ended June 30, 2025 and 2024, the Company recognized $9,730 and $773, respectively, in unrealized gains, net of tax, on derivative instruments designated as cash flow hedges in OCI, respectively.

As of June 30, 2025, the Company estimated that $559 of unrealized gains related to cash flow hedges currently included in AOCI are expected to be reclassified into earnings within the next 12 months. As of June 30, 2025, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 52 months. During the three and six months ended June 30, 2025 and 2024, the Company did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction.

As of June 30, 2025 and December 31, 2024, the Company recognized an obligation to return cash collateral related to interest rate floors of $25,420 and $18,790, respectively, which was offset against the gross derivative balances shown in the table above.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 7 – FAIR VALUE

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
U.S. Treasury Securities (included within Customer funds)	$1,279,774	$—	$—	$1,279,774
Derivative assets (included within Other current assets)
Interest rate floors	$—	$1,564	$—	$1,564
Foreign currency forwards	—	4,036	—	4,036
Foreign currency net purchased options	—	1,404	—	1,404
Total current derivative assets	$—	$7,004	$—	$7,004
Derivative assets (included within Other non-current assets)
Interest rate floors	$—	$24,343	$—	$24,343
Total financial assets	$1,279,774	$31,347	$—	$1,311,121
Skuad acquisition earnout liability (included within Other payables)	$—	$—	$9,119	$9,119
Current portion of Payeco deferred payment liability (included within Other payables)	—	—	3,754	3,754
Non-current portion of Payeco deferred payment liability (included within Other long-term liabilities)	—	—	8,256	8,256
Total financial liabilities	$—	$—	$21,129	$21,129

	December 31, 2024
	Level 1	Level 2	Level 3	Total
U.S. Treasury Securities (included within Customer funds)	$1,174,937	$—	$—	$1,174,937
Derivative assets (included within Other current assets)
Interest rate floors	$—	$739	$—	$739
Foreign currency forwards	—	910	—	910
Foreign currency net purchased options	—	385	—	385
Total current derivative assets	$—	$2,034	$—	$2,034
Derivative assets (included within Other non-current assets)
Interest rate floors	$—	$17,692	$—	$17,692
Total financial assets	$1,174,937	$19,726	$—	$1,194,663
Current portion of Skuad acquisition earnout liability (incuded within Other payables)	$—	$—	$723	$723
Non-current portion of Skuad acquisition earnout liability (included within Other long-term liabilities)	$—	$—	$8,021	$8,021
Total financial liabilities	$—	$—	$8,744	$8,744

The Company’s foreign currency derivative instruments are valued using pricing models that take into account the contract terms and relevant currency rates. The Company’s interest rate floors are valued using pricing models that take into account the contract terms and relevant interest rates.

As of June 30, 2025 and December 31, 2024, the fair values of the Company’s cash, cash equivalents, customer funds (other than the portion consisting of available-for-sale debt securities), restricted cash, accounts receivable, capital advance receivables, accounts payable, and outstanding operating balances approximated the carrying values of these instruments presented in the Company’s condensed consolidated balance sheets because of their nature.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 7 – FAIR VALUE (continued):

In 2024, the Company recognized a liability for contingent consideration related to the Skuad acquisition, and recognized $110 and $375 during the three and six months ended June 30, 2025, respectively in loss related to the change in the fair value of the liability, included within General and administrative expenses on the condensed consolidated statements of comprehensive income. Refer to Note 3 above for additional details around valuation.

NOTE 8 - OTHER CURRENT ASSETS

Composition of Other current assets, grouped by major classifications, is as follows:

	June 30,	December 31,
	2025	2024
Prepaid expenses	$30,396	$21,429
Income receivable	22,952	24,654
Prepaid income taxes	11,921	33,476
Derivative assets	5,440	1,295
Other	6,518	7,356
Total Other current assets	$77,227	$88,210

NOTE 9 – PROPERTY, EQUIPMENT AND SOFTWARE

Composition of property, equipment and software, grouped by major classifications, is as follows:

	June 30,	December 31,
	2025	2024
Computers, software and peripheral equipment	$48,468	$43,003
Leasehold improvements	9,443	8,846
Furniture and office equipment	6,423	6,286
Property, equipment and software	64,334	58,135
Accumulated depreciation	(46,454)	(42,082)
Property, equipment and software, net	$17,880	$16,053

Depreciation expense for the three  months ended June 30, 2025 and 2024 was $2,559 and $2,098, respectively, and $4,696 and $4,206 for the six months ended June 30, 2025 and 2024, respectively.

During the three and six months ended June 30, 2025, the Company retired an insignificant amount of computers, software, and peripheral equipment that were fully depreciated. During the three and six months ended June 30, 2024, the Company retired computers, software, and peripheral equipment with a cost of $7 and $1,718, respectively, that were fully depreciated.

NOTE 10 –INTANGIBLE ASSETS

Composition of intangible assets, grouped by major classifications, is as follows:

	June 30, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Internal use software	$205,124	(109,525)	$95,599	$175,698	$(86,882)	$88,816
Acquired developed technology	20,269	(15,380)	4,889	20,269	(13,111)	7,158
Customer relationships	6,683	(588)	6,095	6,683	(267)	6,416
License	97,357	—	97,357	—	—	—
Intangible assets, net	$329,433	$(125,493)	$203,940	$202,650	$(100,260)	$102,390

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 10 –INTANGIBLE ASSETS (continued):

As discussed in Note 3, in April 2025, the Company completed its acquisition of PayEco. The Company determined that this transaction is an asset acquisition under ASC 805, as the acquired group of assets does not have a substantive process that together with the assets acquired significantly contribute to the ability to create outputs. Therefore, the business definition is not met. The Company has determined that the license is an indefinite lived intangible asset with a carrying value of $97,357 at June 30, 2025.

Amortization expense for the three months ended June 30, 2025 and 2024 was $12,994 and $8,614, respectively, and $25,247 and $15,914 for the six months ended June 30, 2025 and 2024, respectively.

During the three and six months ended June 30, 2025, the Company recognized an insignificant amount of impairment related to internal use software assets. Similarly, during the three and six months ended June 30, 2024, the Company recognized an insignificant amount of impairment related to intangible assets. Impairments are presented under Depreciation and amortization expenses in the condensed consolidated statements of comprehensive income.

Expected future finite-lived intangible asset amortization as of June 30, 2025, excluding capitalized internal use software of $18,216 not yet placed in service as of that date, was as follows:

Fiscal years
2025 (Excluding the six months ended June 30, 2025)	$24,570
2026	38,809
2027	18,762
2028	2,099
2029 and thereafter	4,127
Total	$88,367

NOTE 11 - OTHER PAYABLES

Composition of Other payables, grouped by major classifications, is as follows:

	June 30,	December 31,
	2025	2024
Employee related compensation	$66,616	$81,482
Commissions payable	20,882	18,057
Accrued expenses	13,570	14,704
Current portion of Skuad acquisition earnout liability	9,119	723
Other	8,693	5,157
Lease liability	6,567	5,735
Current portion of PayEco acquisition deferred payment liability	3,754	—
Income tax payable	2,751	3,763
Total Other payables	$131,952	$129,621

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 12 – OTHER LONG-TERM LIABILITIES

Composition of other long-term liabilities, grouped by major classifications, is as follows:

	June 30,	December 31,
	2025	2024
Reserves for uncertain income tax positions	$47,539	$39,633
Long-term lease liabilities	39,315	15,645
Other tax provisions	8,898	7,699
Non-current portion of PayEco acquisition deferred payment liability	8,256	—
Severance pay liabilities	2,203	2,045
Non-current portion of Skuad acquisition earnout liability	—	8,021
Total other long-term liabilities	$106,211	$73,043

NOTE 13 – WARRANTS AND SHAREHOLDERS’ EQUITY:

Share Repurchase Program and Treasury Stock

On May 7, 2023, the Company’s Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80,000 of its common stock, including any applicable excise tax. On December 7, 2023, the Board of Directors authorized an amendment to the program to increase the authorized amount of repurchases to an aggregate amount not to exceed $250,000, including the amount that remained available as of December 7, 2023 to repurchase common stock under, but not any prior repurchases effected pursuant to, the previous authorization, and any applicable excise tax. Subsequent to June 30, 2025, our Board of Directors amended the existing repurchase authorization to increase the authorized amount of repurchases to an aggregate amount not to exceed $300,000, which amount includes amounts that remained available to repurchase common stock under, but not any prior repurchases effected pursuant to, the existing repurchase program and any applicable excise tax. The effective date of the amended authorization was August 6, 2025, and the amended authorization expires on December 31, 2027. The share repurchase program is intended to offset the impact of dilution from the issuance of new shares as part of employee compensation programs. Any share repurchases under this stock repurchase program may be made through open market transactions, privately negotiated transactions or other means including in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and total amount of repurchases is subject to business and market conditions and the Company’s discretion.

During the three and six months ended June 30, 2025, the Company repurchased 4,812,166 and 6,692,475 shares of its common stock for $32,703 and $49,681 at a weighted average cost of $6.80 and $7.43 per share, respectively. During the three and six months ended June 30, 2024, the Company repurchased 8,710,963 and 19,244,897 shares of its common stock for approximately $46,596 and $97,756 at a weighted average cost of $5.33 and $5.06 per share, respectively. As of June 30, 2025, a total of $54,070 remained available for future repurchases of the Company’s common stock under the program.

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

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 13 – WARRANTS AND SHAREHOLDERS’ EQUITY (continued):

The Warrants were accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging, and were presented within warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of comprehensive income. The following table presents the changes in the fair value of warrant liabilities (Level 1) during the six months ended June 30, 2024:

Warrant
Liability
Fair value as of December 31, 2023	$8,555
Change in fair value	(2,767)
Fair value as of June 30, 2024	$5,788

Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30, 2025
	Foreign currency translation adjustments	Unrealized gains on available-for-sale debt securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(411)	$5,312	$(8,760)	$(3,859)
Other comprehensive income before reclassifications	66	1,996	7,643	9,705
Amount of loss reclassified from AOCI	—	—	(1,198)	(1,198)
Net current period other comprehensive income	66	1,996	6,445	8,507
Ending balance	$(345)	$7,308	$(2,315)	$4,648

	Six months ended June 30, 2025
	Foreign currency translation adjustments	Unrealized gains (losses) on available-for-sale debt securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(242)	$(322)	$(12,045)	$(12,609)
Other comprehensive income (loss) before reclassifications	(103)	7,630	11,401	18,928
Amount of loss reclassified from AOCI	—	—	(1,671)	(1,671)
Net current period other comprehensive income (loss)	(103)	7,630	9,730	17,257
Ending balance	$(345)	$7,308	$(2,315)	$4,648

	Three Months Ended June 30, 2024
	Foreign currency translation adjustments	Unrealized gains (losses) on available-for-sale debt securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(176)	$(1)	$28	$(149)
Other comprehensive income (loss) before reclassifications	—	872	(982)	(110)
Amount of loss reclassified from AOCI	—	—	409	409
Net current period other comprehensive income (loss)	—	872	(573)	299
Ending balance	$(176)	$871	$(545)	$150

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

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 15 – REVENUE

The following table presents revenue recognized from contracts with customers as well as revenue from other sources:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue recognized at a point in time	$199,560	$170,751	$384,893	$330,547
Revenue recognized over time	936	492	1,866	1,154
Revenue from contracts with customers	$200,496	$171,243	$386,759	$331,701
Interest income on customer balances	$58,334	$65,821	$116,306	$131,089
Capital advance income	1,784	2,456	4,166	4,913
Revenue from other sources	$60,118	$68,277	$120,472	$136,002
Total revenues	$260,614	$239,520	$507,231	$467,703

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

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Primary regional markets
Greater China[1]	$85,913	$84,439	$170,809	$165,797
Europe, Middle East, and Africa[2]	67,396	62,752	126,289	121,915
Asia-Pacific[2]	53,762	44,996	105,022	86,578
Latin America[2]	28,883	24,535	56,756	47,605
North America[3]	24,660	22,798	48,355	45,808
Total revenues	$260,614	$239,520	$507,231	$467,703
(1)	Greater China is inclusive of mainland China, Hong Kong, Macao and Taiwan.
(2)	No single country included in any of these regions generated more than 10% of total revenue.
(3)

The United States is the Company’s country of domicile. Of North America revenues, the U.S. represents $23,477 and $21,645 during the three months ended June 30, 2025 and 2024, respectively, and $46,089 and $43,570 during the six months ended June 30, 2025 and 2024, respectively.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 16 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Bank and processor fees	$30,684	$25,476	$59,342	$49,855
Network fees	7,358	5,680	13,826	10,716
Chargebacks and operational losses	1,076	3,689	3,450	5,576
Card costs	366	587	749	1,106
Capital advance costs, net of recoveries	661	1,485	1,729	3,522
Other	421	44	819	152
Total transaction costs	$40,566	$36,961	$79,915	$70,927

NOTE 17 – SEGMENT INFORMATION

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

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$260,614	$239,520	$507,231	$467,703
Less:
Transaction cost[1]	(40,566)	(36,961)	(79,915)	(70,927)
Labor & related	(75,741)	(66,267)	(148,805)	(134,558)
Stock-based compensation	(20,059)	(13,666)	(38,814)	(28,742)
3rd party contractors	(9,419)	(8,587)	(18,260)	(18,057)
IT & communication	(21,550)	(18,033)	(39,535)	(34,428)
Depreciation & amortization	(15,553)	(10,712)	(29,943)	(20,120)
Other operating expenses[2]	(47,649)	(38,985)	(92,563)	(76,186)
Income taxes	(10,370)	(15,866)	(17,562)	(29,776)
Other segment items[3]	(227)	1,982	(1,777)	6,490
Net income (loss)	$19,480	$32,425	$40,057	$61,399

(1) Refer to Note 16 for disaggregation of transaction cost into significant segment expense categories.

(2) Other operating expenses include miscellaneous, individually insignificant operating expenses. The Company’s CODM review these items in aggregate.

(3) Other segment items included in net income include finance income and expense, which primarily includes corporate interest income and foreign currency remeasurement gains and losses. For the period ended June 30, 2024, this also includes public warrant revaluation.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 18 – STOCK-BASED COMPENSATION

Stock Options

The following table summarizes the options to purchase shares of common stock activity under the Company’s equity incentive plans for the six months ended June 30, 2025:

Options
Outstanding at December 31, 2024	11,560,158
Granted	—
Exercised	(2,267,422)
Forfeited	(144,900)
Outstanding at June 30, 2025	9,147,836
Exercisable at June 30, 2025	8,283,157

The weighted average exercise price of the options outstanding as of June 30, 2025 was $3.01 per share.

Restricted and Performance Stock Units

The following table summarizes the restricted stock unit (“RSU”) and performance stock unit (“PSU”) activity under the Company’s equity incentive plans as of June 30, 2025:

Units
Outstanding December 31, 2024	29,163,413
Granted	7,798,271
Vested	(5,889,804)
Withhold to cover shares repurchased	(1,214,946)
Forfeited	(1,873,969)
Outstanding June 30, 2025	27,982,965

In the six months ended June 30, 2025, the Company granted 6,903,168 RSUs under the Company's Omnibus Stock Incentive Plan, which are subject to time-vesting and continued service conditions.

In the same period, the Company granted 895,103 PSUs under the same Plan, which are subject to time-vesting, continued service conditions and achievement of specified company performance goals.

The Company withholds common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock units under its employee equity incentive plans in the United States. During the three months ended June 30, 2025 and 2024, the Company withheld 492,509 and 343,249 shares for $3,373 and $2,117, respectively, and for the six months ended June 30, 2025 and 2024, the Company withheld 1,214,946 and 1,148,679 shares for $10,867 and $5,997, respectively. RSU vesting is shown net of this withholding on the condensed consolidated statements of shareholders’ equity and cash flows.

The Company collects cash from proceeds from certain international employees’ sales of common stock. The amount is held in a Company bank account until it is remitted to the employees. Due to the restrictions on the use of the funds in the bank account, we have classified the amount as short-term restricted cash, and a corresponding liability is included in Other payables in the condensed consolidated balance sheets. As of June 30, 2025, $242 of such funds were held.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 18 – STOCK-BASED COMPENSATION (continued):

Employee Stock Purchase Plan

As of June 30, 2025, approximately 2,819,906 shares were reserved for future issuance under the Company’s Employee Stock Purchase Plan (“ESPP”). The fair value attributable to the ESPP was $1,587 as of May 31, 2025, the beginning of the current offering period, and was measured using the Black-Scholes pricing model. The current offering period is expected to close November 29, 2025.

The expense associated with the ESPP recognized during the three and six months ended June 30, 2025 was $693 and $1,486, respectively.

Impact on Results of Operations

The impact on the Company’s results of operations of recording stock-based compensation expense under the Company’s equity incentive plans, including the ESPP, were as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Other operating expenses	$3,279	$2,963	$5,866	$5,770
Research and development expenses	5,228	1,329	10,281	4,469
Sales and marketing expenses	4,732	4,436	9,533	8,626
General and administrative expenses	6,820	4,938	13,134	9,877
Total stock-based compensation	$20,059	$13,666	$38,814	$28,742

Note that $697 and $817 in stock-based compensation awards were capitalized as part of internal-use software during the three months ended June 30, 2025 and 2024, respectively, and $1,313 and $1,736 were capitalized during the six months ended June 30, 2025 and 2024, respectively.

NOTE 19 - INCOME TAXES

The Company’s provision for income taxes in the interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the period.

The Company had an effective tax rate of 30% and 33% for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was primarily the result of an increase in the provision for uncertain tax positions and nondeductible stock-based compensation, partially offset by a benefit under U.S. tax law for income earned from foreign customers. For the six months ended June 30, 2024, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was the result of an increase in the provision for uncertain tax positions as well as discrete tax adjustments, primarily related to stock-based compensation.

The Company maintains a valuation allowance in jurisdictions where it is more likely than not that all or a portion of a deferred tax asset may not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings and the reversal of existing taxable temporary differences. As of June 30, 2025, the Company maintains a full valuation allowance on its deferred tax assets in Singapore, associated with the Skuad acquisition in Singapore, and in Germany as management believes it is more likely than not that the deferred tax assets will not be recognized in these jurisdictions. The Company maintains its previous conclusion that a valuation allowance on deferred tax assets in the United States and Israel is not necessary.

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

Basic and diluted net earnings per share attributable to common stockholders were calculated as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands, except share and per share data)
Numerator:
Net income	$19,480	$32,425	$40,057	$61,399
Denominator:
Weighted average common shares outstanding —
Basic	368,770,598	356,315,658	368,185,088	357,795,857
Add:
Dilutive impact of RSUs, ESPP and options to purchase common stock	11,066,906	16,327,840	16,225,157	18,226,359
Dilutive impact of private warrants	795,285	724,885	840,313	705,359
Weighted average common shares – diluted	380,632,789	373,368,383	385,250,558	376,727,575
Net income per share attributable to common stockholders — Basic earnings per share	$0.05	$0.09	$0.11	$0.17
Diluted earnings per share	$0.05	$0.09	$0.10	$0.16

For the three and six month periods ended June 30, 2025, 2,750,000 RSUs with market conditions, 895,103 PSUs, 15,000,000 Earn-Out Shares (as that term is defined in the Agreement and Plan of Reorganization dated February 3, 2021 (as amended) with FTAC Olympus Acquisition Corp.), and ESPP shares to be issued under the current offering period were excluded from the computation of diluted net earnings per share, as their effect was antidilutive, conditions were not met or they were not in the money in the reporting period. For the three and six month period ended June 30, 2025, 8,116,630 and 7,804,304 RSUs, respectively, have been excluded for the same reason. For the three month period ended June 30, 2025, 1,487,008 options to purchase common stock was excluded for the same reason. In both the three and six month periods ended June 30, 2024, 25,158,086 Public Warrants, 3,620,000 RSUs with market conditions, 15,000,000 Earn-Out Shares, 2,043,479 options to purchase common stock, and ESPP shares to be issued under the May 15, 2024 offering period were excluded for the same reason. For the three and six month periods ended June 30, 2024, 2,208,513 and 11,018,581 RSUs, respectively, have been excluded for the same reason.

NOTE 21 – SUBSEQUENT EVENTS

On July 30, 2025, the Company’s Board of Directors amended the existing repurchase authorization to increase the authorized amount of repurchases to up to $300,000, which amount includes amounts that remained available to repurchase common stock under, but not any prior repurchases effected pursuant to, the existing repurchase program and any applicable excise tax. The effective date of the amended authorization was August 6, 2025, and the amended authorization expires on December 31, 2027. See Note 13 for further information.

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

Our customers have trusted the Payoneer platform to process $20.7 billion and $18.7 billion in volume during the three months ended June 30, 2025 and 2024, respectively, and $40.4 billion and $37.2 billion in volume during the six months ended June 30, 2025 and 2024, respectively.

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

As we increase the utility of the Payoneer Account, we have grown customer funds on our platform over a multi-year period to $7.0 billion as of June 30, 2025. During 2023, the U.S. Federal Reserve raised the target benchmark interest rate by 525 basis points to a high of 525 to 550 basis points by August 2023. Coupled with continued growth in customer balances, this drove a significant increase in the interest income revenue we earn on our customer funds. During 2024, the U.S. Federal Reserve cut the benchmark interest rate by 100 basis points to a target range of 425 to 450 basis points. As of the date of this Quarterly Report on Form 10-Q, there has been no change to the U.S. benchmark rates in the current year. While there remains uncertainty as to the timing and magnitude of future interest rate changes, we expect to see a negative impact on our revenue from declining interest rates over the medium-term. In response, since 2024, we have been investing a total of $1.8 billion of our customer funds in both available-for-sale debt securities and term deposits to reduce our sensitivity to declines in short term interest rates, and have purchased interest rate derivative contracts with respect to $1.9 billion in customer funds to provide a floor against the impact of interest rate declines below levels defined in the relevant interest rate derivative instruments.

Impact of Israel’s Conflicts in the Middle East

Since October 7, 2023, Israel has been at war with Hamas, intermittently with Hezbollah, and exchanged attacks with Iran and other proxies of the Iranian regime, including the “12-day war” in June 2025. Despite the ongoing war in the region, we have continued to operate our business and serve our customers around the world and, to date, our ability to support customers has not been materially impacted. We are monitoring the situation closely and benefit from our broad geographic footprint, partially outsourced operations model, and a robust business continuity plan. Additionally, our technology infrastructure has redundancy in place outside of Israel. Approximately 52% of our global employee base is located in Israel, including approximately 78% of our research and development resources. At this time, an insignificant portion of our Israeli workforce have been called to military reserve duty and we have contingencies in place to cover impacted roles and responsibilities.

The evolving conflict is likely to continue to impact economic activity in the region and could impact revenues from customers located in Israel. Our revenue derived from customers based in Israel was insignificant for the three and six months ended June 30, 2025 and is included within revenues from Europe, Middle East, and Africa within Note 16 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

PAYONEER GLOBAL INC.

Impact of the war in Ukraine

During 2022, a geopolitical and armed conflict between Ukraine and Russia, which developed into an ongoing war, resulted in economic sanctions on Russia, Belarus, and certain territories in Ukraine. We provide services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We have developed and implemented a robust transaction monitoring program designed to comply with imposed sanctions and to monitor the impact the conflict may have on our results of operations. During 2022, we ceased to provide services to customers in Russia and have limited our payment services to Belarus customers. Our revenues in Ukraine have remained relatively stable. For the three and six months ended June 30, 2025, Ukraine and Belarus, combined, accounted for less than 10% of our revenue, of which Belarus accounted for less than 1% of our revenue. Further escalation of the conflict may have a material effect on our results of operations.

Mergers & Acquisitions

On April 9, 2025, Payoneer acquired 100% of the outstanding equity of Payeco Finance Information Holding Corporation, the parent company of EasyLink Payment Co., Ltd., a licensed China based payment service provider. The acquisition strengthens Payoneer’s global regulatory infrastructure and positions it to better serve China-based customers with enhanced and localized products and services. Refer to Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information on the acquisition.

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

	Three months ended			Six months ended
	June 30,		Increase/	June 30,		Increase/
	2025	2024	(Decrease)	2025	2024	(Decrease)

	(in thousands except percentages)
Revenues	$260,614	$239,520	9%	$507,231	$467,703	8%
Transaction costs	40,566	36,961	10%	79,915	70,927	13%
Other operating expenses	42,703	41,242	4%	84,361	81,525	3%
Research and development expenses	37,387	27,580	36%	74,658	59,631	25%
Sales and marketing expenses	57,312	50,614	13%	112,038	100,504	11%
General and administrative expenses	37,016	26,102	42%	66,920	50,311	33%
Depreciation and amortization	15,553	10,712	45%	29,943	20,120	49%
Total operating expenses	230,537	193,211	19%	447,835	383,018	17%
Operating income	30,077	46,309	(35)%	59,396	84,685	(30)%
Financial income (expense):
Gain from change in fair value of Warrants	—	1,006	(100)%	—	2,767	(100)%
Other financial income (expense), net	(227)	976	** %	(1,777)	3,723	** %
Financial income (expense), net	(227)	1,982	** %	(1,777)	6,490	** %
Income before income taxes	29,850	48,291	(38)%	57,619	91,175	(37)%
Income taxes	10,370	15,866	(35)%	17,562	29,776	(41)%
Net income	$19,480	$32,425	(40)%	$40,057	$61,399	(35)%

**not meaningful

PAYONEER GLOBAL INC.

Revenues

Revenues were $260.6 million and $507.2 million for the three and six months ended June 30, 2025, an increase of $21.1 million and $39.5 million, or 9% and 8%, respectively, compared to the prior-year period. This increase in revenue was comprised of an increase in SMB revenue, including $15.7 million and $29.8 million from B2B SMBs, $8.5 million and $16.4 million from SMBs that sell on marketplaces, and $4.0 million and $7.5 million from SMBs selling DTC, for the three and six months ended June 30, 2025, respectively. This growth in SMB revenue was driven by continued adoption of our high value services, certain monetization initiatives, and ongoing growth in high take rate regions. This increase in revenues was partially offset by a decrease of $7.5 million and $14.8 million in interest income earned on customer balances for the three and six months ended June 30, 2025, respectively, resulting from modestly lower interest rates, and partially offset by an increase in customer balances held on our platform compared to the prior year period. Transaction costs

Transaction costs were $40.6 million for the three months ended June 30, 2025, an increase of $3.6 million, or 10%, compared to the prior-year period, driven by an increase of $5.2 million in bank and processor fees and $1.7 million in card network fees offset by a decrease in chargebacks and operational losses of $2.6 million. The increase in transaction costs is broadly in line with the increase in volume.

Transaction costs were $79.9 million for the six months ended June 30, 2025, an increase of $9.0 million, or 13%, compared to the prior-year period, driven by an increase of $9.5 million in bank and processor fees and $3.1 million in card network fees offset by improvements in chargebacks and operational losses of $2.1 million. The increase in transaction costs outpaced the increase in total volume due to shift toward products with a higher cost per transaction.

Other operating expenses

Other operating expenses were $42.7 million for the three months ended June 30, 2025, an increase of $ 1.5 million, or 4%, compared to the prior-year period, driven primarily by an increase of $2.1 million in information technology expenses, partially offset by a decrease of $1.5 million in reserves related to ongoing regulatory matters.

Other operating expenses were $84.4 million for the six months ended June 30, 2025, an increase of $2.8 million, or 3%, compared to the prior-year period, driven primarily by an increase of $3.2 million in information technology expenses partially offset by a decrease of $1.5 million in reserves related to ongoing regulatory matters and a decrease of $1.3 million in third party contractor expenses.

Research and development expenses

Research and development expenses were $37.4 million for the three months ended June 30, 2025, an increase of $9.8 million, or 36%, compared to the prior-year period, driven by an increase of $6.3 million in employee compensation, benefits and other employee-related expenses in line with an increase in employee headcount, an increase of $2.4 million in third-party contractor expenses and an increase of $1.1 million in information technology expenses.

Research and development expenses were $74.7 million for the six months ended June 30, 2025, an increase of $15 million, or 25%, compared to the prior-year period, driven by an increase of $10.2 million in employee compensation, benefits and other employee-related expenses in line with an increase in employee headcount and including certain restructuring charges, an increase of $3.1 million in third-party contractor expenses and an increase of $1.8 million in information technology expenses, partially offset by an increase of $1.2 million in employee compensation costs capitalized as internal use software in connection with ongoing investments in our platform infrastructure.

Sales and marketing expenses

Sales and marketing expenses were $57.3 million for the three months ended June 30, 2025, an increase of $6.7 million, or 13%, compared to the prior-year period, driven primarily by an increase of $3.0 million in employee compensation, benefits and other employee-related expenses in line with an increase in employee headcount and an increase of $2.8 million in expenditures on certain marketing efforts.

Sales and marketing expenses were $112.0 million for the six months ended June 30, 2025, an increase of $11.5 million, or 11%, compared to the prior-year period, driven by an increase of $5.5 million in employee compensation, benefits and other employee-related expenses in line with an increase in employee headcount and an increase of $5.0 million in spend on certain marketing efforts.

PAYONEER GLOBAL INC.

General and administrative expenses

General and administrative expenses were $37.0 million for the three months ended June 30, 2025, an increase of $10.9 million, or 42%, compared to the prior-year period, driven predominately by an increase of $5.4 million in employee compensation, benefits and other employee-related expenses primarily due to an increase in employee headcount and an increase of $1.9 million in third-party legal expenses.

General and administrative expenses were $66.9 million for the six months ended June 30, 2025, an increase of $16.6 million, or 33%, compared to the prior-year period, driven predominately by an increase of $10.6 million in employee compensation, benefits and other employee-related expenses primarily due to an increase in employee headcount and an increase of $1.8 million in consulting expenses.

Depreciation and amortization expenses

Depreciation and amortization expenses were $15.6 million and $29.9 million for the three and six months ended June 30, 2025, an increase of $4.8 million and $9.8 million, or 45% and 49%, respectively, compared to the prior-year period, mainly driven by an increase in amortization of internal use of software.

Financial income and expense, net

Financial expense, net was $0.2 million for the three months ended June 30, 2025, a decrease of $2.2 million, or 111%, compared to the prior-year period, primarily driven by a $4.1 million reduction in corporate interest income as a result of lower average invested balances and lower interest rates, as well as a $1.0 million gain from the change in fair value of the warrant liability in the prior year period which did not recur. These effects were offset by a $3.6 million decrease on the exchange rate loss during the current period compared to the prior-year period.

Financial expense, net was $1.8 million for the six months ended June 30, 2025, a decrease of $8.3 million, or 127%, compared to the prior-year period, primarily driven by a $8.1 million reduction in corporate interest income as a result of lower average invested balances and lower interest rates, as well as a $2.8 million gain from the change in fair value of the warrant liability in the prior year period which did not recur. These effects were offset by a $3.6 million decrease in the exchange rate loss during the current period compared to the prior period.

Income taxes

Income tax expense was $10.4 million for the three months ended June 30, 2025, a decrease of $5.5 million, or 35%, compared to the three months ended June 30, 2024. This decrease was primarily driven by a decrease of $6.7 million in our U.S. federal current income tax expense as compared to the prior year period, which is due to a significant benefit under U.S. tax law for income earned from foreign customers. Additionally, the decrease in income tax expense compared to the prior year period is due to a favorable impact from deferred tax benefits in the U.S. of $2.3 million, primarily related to stock-based compensation and capitalization of research and development costs. These decreases were offset by a $5.1 million increase in the provision for uncertain tax positions.

Income tax expense was $17.6 million for the six months ended June 30, 2025, a decrease of $12.2 million, or 41%, compared to the six months ended June 30, 2024. This decrease was primarily driven by a decrease of $12.4 million in our U.S. federal current income tax expense as compared to the prior year period, which is due to a significant benefit under U.S. tax law for income earned from foreign customers. Additionally, the decrease in income tax expense compared to the prior year period is due to a favorable impact from deferred tax benefits in the U.S. of $3.0 million, primarily related to stock-based compensation and capitalization of research and development costs. These decreases were offset by a $4.0 million increase in the provision for uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was enacted into U.S. law. The Act includes changes to corporate taxation including making permanent certain provisions of the Tax Cuts and Jobs Act that were previously set to expire on December 31, 2025. The Company is currently evaluating the potential impacts of the Act. Based on a preliminary review, the Company does not currently expect the Act to have a material impact on its effective tax rate or deferred tax assets for the period ended June 30, 2025. The Company will continue to assess the impact as further guidance becomes available and will monitor any implications for its effective tax rate and cash tax payments.

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

Sources of Liquidity

As of June 30, 2025, we had $497.1 million of cash and cash equivalents.

Current and Future Cash Requirements

On May 7, 2023, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80.0 million of our common stock, including any applicable excise tax. On December 7, 2023, the Board of Directors authorized an amendment to the program to increase the authorized amount of repurchases to an aggregate amount not to exceed $250.0 million, including the amount that remained available as of December 7, 2023 to repurchase common stock under, but not any prior repurchases effected pursuant to, the previous authorization, and any applicable excise tax. Subsequent to June 30, 2025, our Board of Directors amended the existing repurchase authorization to increase the authorized amount of repurchases to up to $300 million, which amount includes amounts that remained available to repurchase common stock under, but not any prior repurchases effected pursuant to, the existing repurchase program and any applicable excise tax. The effective date of the amended authorization was August 6, 2025, and the amended authorization expires on December 31, 2027. Refer to Note 13 for further information on the share repurchase amendment.

During the six months ended June 30, 2025, we repurchased 6,692,475 shares of our common stock for $49.7 million, of which $0.7 million was not yet settled at period end. As of June 30, 2025, a total of $54.1 million remained available for future repurchases of our common stock under the program in place at June 30, 2025.

Cash Flows

The following table presents a summary of cash flows from operating, investing, and financing activities for the following comparative periods.

	Six months ended June 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$124,401	$80,914
Net cash used in investing activities	(133,511)	(965,298)
Net cash provided by (used in) financing activities	2,240	(443,475)
Effect of exchange rate changes on cash and cash equivalents	6,045	(2,311)
Change in cash, cash equivalents, restricted cash and customer funds	$(825)	$(1,330,170)

Note that as described in Note 5 to our condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q, during the quarter ended September 30, 2024, the Company identified an error in its condensed consolidated statements of cash flows for the six months ended June 30, 2024. Specifically, the Company incorrectly classified customer funds invested in term deposits in the basis of cash, cash equivalents, restricted deposits, and customer funds on the statement of cash flows, rather than as investing cash flows. In connection with the Company’s evaluation of these errors during the quarter ended September 30, 2024, management, in accordance SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, determined that these adjustments were not material to the previously issued financial statements. In the condensed consolidated statements of cash flows for the six months ended June 30, 2024 filed with this Quarterly Report on Form 10-Q, the Company has correctly presented these investments as investing cash flows.

PAYONEER GLOBAL INC.

Operating Activities

Net cash provided by operating activities was $124.4 million for the six months ended June 30, 2025, an increase of $43.5 million compared to $80.9 million for the six months ended June 30, 2024.

Impact of changes in operating assets and liabilities - $53.3 million current period over prior period increase to operating cash flows

During the six months ended June 30, 2025, cash flows related to Capital advance receivables increased $28.4 million compared to the prior year period, driven by an increase in collections of $41.1 million which outpaced increased originations of $12.7 million during the period compared to the previous period.

Cash flows from Other current assets increased $24.2 million relative to the prior year period, driven by a one-time cash tax refund and timing of payments relative to period cutoff. Additionally, cash flows related to Other payables and Trade payables increased $6.7 million and $1.3 million, respectively, in each case compared to the prior year period, due to changes in timing of payments relative to period cut-off.

These increases were partially offset by cash flows from Other assets, which decreased $7.8 million compared to the prior year, primarily due to interest receivable from certificates of deposits that was not accrued in the prior period.

Impact of non-cash items - $11.6 million current period over prior period increase to operating cash flows

Current year period operating cash flows include, higher non-cash addbacks to net income to arrive at operating cash flows compared to prior year, consisting primarily of a $9.8 million increase in depreciation and amortization expense and a $10.1 million increase in stock-based compensation expense.

The overall increase to operating cash flows from non-cash items was partially offset by higher non-cash reductions to net income compared to prior years, consisting primarily of a decrease of $8.2 million in the amount of the addback due to the effect of exchange rate changes on cash and cash equivalents and a $4.3 million increase in deferred taxes.

Impact of net income - $21.3 million current period over prior period decrease to operating cash flows

The overall increase in operating cash flows was offset by a decrease in net income of $21.3 million in the six months ended June 30, 2025 compared to the prior year period, which was primarily a result of $64.8 million of growth in operating expenses which outpaced $39.5 million of growth in revenue, as discussed in the Results of Operations section above.

Investing Activities

Net cash used in investing activities was $133.5 million for the six months ended June 30, 2025, a decrease of $831.8 million compared to net cash used in investing activities of $965.3 million for the six months ended June 30, 2024.

During the six months ended June 30, 2025, our net cash used in investing activities saw a significant decrease. This contrasts with the six months ended June 30, 2024, when we made an initial substantial investment in U.S. Treasury securities and term deposits, resulting in net purchases of $934.2 million. In the current period, our purchases of these investments, net of maturities, amounted to $17.5 million, reflecting a shift from the initial ramping up of our program to a more measured approach of reinvestment. This decrease in net cash used in investing activities was partially offset by the increase in customer funds in-transit balances of $44.6 million and $33.1 million of cash paid for the acquisition of PayEco, net of cash and customer funds acquired.

Financing Activities

Net cash provided by financing activities was $2.2 million for the six months ended June 30, 2025, a decrease of $456.6 million compared to net cash used in financing activities of $443.5 million for the six months ended June 30, 2024. Current period cash used in financing activities reflects the $47.5 million increase in customer balances since the beginning of the period which was $401.0 million lower than the $353.4 million decline in the prior year period. Additionally share repurchases were $48.9 million lower than in the prior year period.

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in millions)
Volume	$20,688	$18,713	$40,363	$37,169

Volume grew 11% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, and 9% for the six months ended June 30, 2025 when compared to the six months ended June 30, 2024, respectively, driven by a combination of continued growth in volumes from SMBs selling on marketplaces, strong growth in volume from B2B SMBs, and in volumes processed for enterprise partners, including in the travel segment.

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

Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Net income	$19,480	$32,425	$40,057	$61,399
Depreciation and amortization	15,553	10,712	29,943	20,120
Income taxes	10,370	15,866	17,562	29,776
Other financial expense (income), net	227	(976)	1,777	(3,723)
EBITDA	45,630	58,027	89,339	107,572
Stock based compensation expenses(1)	20,059	13,666	38,814	28,742
M&A related expenses(2)	736	2,091	1,073	4,466
Gain from change in fair value of Warrants(3)	—	(1,006)	—	(2,767)
Restructuring charges(4)	—	—	2,630	—
Adjusted EBITDA	$66,425	$72,778	$131,856	$138,013

(1) Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.

(2) Amounts relate to M&A-related third-party fees, including related legal, consulting and other expenditures. Additionally, amounts for the three and six months ended June 30, 2025 include $0.1 million and $0.4 million, respectively in non-recurring fair value adjustment of the Skuad contingent consideration liability discussed in Note 3 to our condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q.

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

PAYONEER GLOBAL INC.

Interest Rate Sensitivity

The majority of our cash and cash equivalents and assets underlying customer funds were held in cash deposits and money market funds as of June 30, 2025, the fair value of which would not be materially affected by either an increase or decrease in interest rates, due mainly to the relatively short-term nature of these instruments. The fair value of our investments in term deposits and U.S. Treasury Securities, amounting to $1.8 billion, would be affected by changes in interest rates, and such changes could be material.

The Company has entered into interest rate floor contracts with respect to $1.9 billion in customer funds to limit the potential risk declining interest rates would have on our revenues from interest income, though as of the periods ended June 30, 2025 and 2024, respectively, a hypothetical 1% increase or decrease in interest rates could have a material effect on our revenues and earnings.

Foreign Currency Risk

While most of our revenue is earned in U.S. dollars, our foreign currency exposure includes currencies of the countries in which our operations are located, including operating expenses denominated in New Israeli Shekels. To reduce that risk, we invest in foreign currency forward contracts and net purchased options, which are accounted for as cash flow hedges.

A hypothetical 10% strengthening or weakening of the U.S. dollar against the New Israeli Shekel would have had a material impact on unrealized gains (losses) recognized in AOCI at June 30, 2025.

Our foreign currency exposure also includes currencies in which our customer funds are held, or in which they are withdrawn or utilized, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Chinese Yuan, Canadian Dollar, New Israeli Shekel, Philippine Peso, Indian Rupee, Mexican Peso, Pakistani Rupee, South Korean Won, Turkish Lira, New Zealand Dollar, Australian Dollar, British Pound, and Polish Zloty. As of the six months ended June 30, 2025 and 2024, respectively, a hypothetical 10% increase or decrease in current exchange rates could have a material impact on our financial results.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

PAYONEER GLOBAL INC.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not complete any unregistered sales of equity securities during the three months ended June 30, 2025.

Share Repurchase Activities

The following table provides information with respect to repurchases made by the Company during the three months ended June 30, 2025. All repurchases listed below were made in the open market.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Progreams[2]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[2]
April 1, 2025 - April 30, 2025	1,121,787	$6.55	1,121,787	$ 79,426
May 1, 2025 - May 31, 2025	1,633,848	$6.98	1,633,848	$ 68,017
June 1, 2025 - June 30, 2025	2,056,531	$6.78	2,056,531	$ 54,070
Total	4,812,166		4,812,166
(1)	No shares were repurchased other than through a publicly announced plan or program.
(2)	On May 7, 2023, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80 million of our common stock, including any applicable excise tax. On December 7, 2023, our Board of Directors authorized an amendment to the above program to increase the authorized amount of repurchases to an aggregate amount not to exceed $250 million. The $250 million authorization amended the previous repurchase authorization, and includes the amount that remains available as of December 7, 2023 to repurchase common stock under, but not any prior repurchases effected pursuant to, the previous authorization, and any applicable excise tax. Subsequent to June 30, 2025, our Board of Directors amended the existing repurchase authorization to increase the authorized amount of repurchases to up to $300 million, which amount includes amounts that remained available to repurchase common stock under, but not any prior repurchases effected pursuant to, the existing repurchase program and any applicable excise tax. The effective date of the amended authorization was August 6, 2025, and the amended authorization expires on December 31, 2027. These share repurchases may take place from time to time, in the open market, through privately negotiated transactions or other means, including in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and total amount of repurchases is subject to the Company’s discretion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PAYONEER GLOBAL INC.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, the following officer took the following actions with respect to trading arrangements for the sale of shares of our common stock:

			Plans
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Number of Shares to be Sold	Expiration
Bea Ordonez, Chief Financial Officer	Adoption	June 3, 2025	X		100,000	September 30, 2026
*	Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
**	Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 17, 2025)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on June 17, 2025)
10.1	Supplement and Amendment No. 2 to Transition Agreement with Scott Galit.*†
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.
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

Date: August 6, 2025