Form 10-Q
period 2025-09-30
Payoneer Global Inc.
filed 2025-11-05
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒

As of October 31, 2025, the registrant had 356,440,304 shares of common stock outstanding.

Payoneer Global Inc.

Form 10-Q

For the Period Ended September 30, 2025

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

The forward-looking statements are based on the current expectations of Payoneer Global Inc.’s (“Payoneer”) management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: (1) changes in applicable laws or regulations; (2) the possibility that Payoneer may be adversely affected by geopolitical events and conflicts, such as Israel’s conflicts in the Middle East, and other economic, business and/or competitive factors, such as changes in global trade policies (including the imposition of tariffs); (3) changes in the assumptions underlying Payoneer’s financial estimates; (4) the outcome of any known and/or unknown legal or regulatory proceedings; and (5) other factors, described under the heading “Risk Factors” discussed and identified in public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by Payoneer.

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

PART I. FINANCIAL INFORMATION

PAYONEER GLOBAL INC.

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2025

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	September 30,	December 31,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$479,448	$497,467
Restricted cash	8,659	6,633
Customer funds	6,772,912	6,439,153
Accounts receivable (net of allowance of $339 and $382 at September 30, 2025 and December 31, 2024, respectively)	14,351	11,937
Capital advance receivables (net of allowance of $4,258 at September 30, 2025 and $4,955 at December 31, 2024, respectively)	42,385	56,242
Other current assets	83,641	88,210
Total current assets	7,401,396	7,099,642
Non-current assets:
Property, equipment and software, net	20,552	16,053
Goodwill	77,785	77,785
Intangible assets, net	205,890	102,390
Customer funds	350,000	525,000
Restricted cash	20,916	17,653
Deferred tax assets, net	49,898	41,523
Severance pay fund	813	757
Operating lease right-of-use assets	48,777	19,403
Other assets	29,429	30,174
Total assets	$8,205,456	$7,930,380
Liabilities and shareholders’ equity:
Current liabilities:
Trade payables	$39,676	$37,302
Outstanding operating balances	7,122,912	6,964,153
Other payables	145,731	129,621
Total current liabilities	7,308,319	7,131,076
Non-current liabilities:
Deferred tax liabilities, net	25,098	1,471
Other long-term liabilities	121,552	73,043
Total liabilities	7,454,969	7,205,590
Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at September 30, 2025 and December 31, 2024.	—	—
Common stock, $0.01 par value, 3,800,000,000 and 3,800,000,000 shares authorized; 408,020,561 and 395,965,588 shares issued and 358,836,004 and 360,093,249 shares outstanding at September 30, 2025 and December 31, 2024, respectively.	4,080	3,960
Treasury stock at cost, 49,184,557 and 35,872,339 shares as of September 30, 2025 and December 31, 2024, respectively.	(287,978)	(193,724)
Additional paid-in capital	875,504	821,196
Accumulated other comprehensive loss	(1,266)	(12,609)
Retained earnings	160,147	105,967
Total shareholders’ equity	750,487	724,790
Total liabilities and shareholders’ equity	$8,205,456	$7,930,380

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$270,850	$248,274	$778,081	$715,977

Transaction costs (Excluding depreciation and amortization shown separately below)	42,483	38,058	122,398	108,985
Other operating expenses	40,386	44,892	124,747	126,417
Research and development expenses	39,864	34,616	114,522	94,247
Sales and marketing expenses	59,489	52,311	171,527	152,815
General and administrative expenses	36,141	29,725	103,061	80,036
Depreciation and amortization	16,140	13,510	46,083	33,630
Total operating expenses	234,503	213,112	682,338	596,130

Operating income	36,347	35,162	95,743	119,847

Financial income (expense):
Gain from change in fair value of Warrants	-	-	-	2,767
Loss on warrant repurchase/redemption	-	(14,746)	-	(14,746)
Other financial income (expense), net	(5,836)	1,674	(7,613)	5,397
Financial expense, net	(5,836)	(13,072)	(7,613)	(6,582)

Income before income taxes	30,511	22,090	88,130	113,265

Tax benefit (expense) on income	(16,388)	19,484	(33,950)	(10,292)

Net income	$14,123	$41,574	$54,180	$102,973

Other comprehensive income
Unrealized gain on available-for-sale debt securities, net	892	12,256	10,696	13,127
Tax expense on unrealized gains on available-for-sale debt securities, net	(200)	(2,816)	(2,374)	(2,816)
Unrealized gain (loss) on cash flow hedges, net	(1,668)	1,168	2,477	503
Tax benefit (expense) on unrealized gains (losses) on cash flow hedges, net	320	(211)	(488)	(91)
Unrealized gain (loss) on interest rate floor, net	(6,190)	-	1,948	-
Tax benefit (expense) on unrealized gains (losses) on interest rate floor, net	1,376	-	(369)	-
Foreign currency translation adjustments	(444)	-	(547)	-
Other comprehensive income	(5,914)	10,397	11,343	10,723

Comprehensive income	$8,209	$51,971	$65,523	$113,696

Per Share Data
Net income per share attributable to common stockholders — Basic earnings per share	$0.04	$0.12	0.15	0.29
— Diluted earnings per share	$0.04	$0.11	0.14	0.27

Weighted average common shares outstanding — Basic	368,266,611	357,297,824	372,726,412	357,631,049
Weighted average common shares outstanding — Diluted	377,633,523	374,303,470	388,619,245	379,125,363

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated
					Additional	other
	Common Stock		Treasury Stock		paid-in	comprehensive	Retained
	Shares	Amount	Shares	Amount	capital	income (loss)	earnings	Total
Balance at June 30, 2025	404,801,165	$4,048	(42,564,814)	$(243,405)	$859,590	$4,648	$146,024	$770,905
Exercise of options, warrants and vested RSUs, net of taxes paid related to settlement of equity awards	3,219,396	32	—	—	(2,436)	—	—	(2,404)
Stock-based compensation	—	—	—	—	18,350	—	—	18,350
Common stock repurchased	—	—	(6,619,743)	(44,573)	—	—	—	(44,573)
Unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	892	—	892
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	—	—	(200)	—	(200)
Unrealized loss on cash flow hedges, net	—	—	—	—	—	(1,668)	—	(1,668)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	—	—	320	—	320
Unrealized loss on interest rate floor, net	—	—	—	—	—	(6,190)	—	(6,190)
Tax benefit on unrealized losses on interest rate floor, net	—	—	—	—	—	1,376	—	1,376
Foreign currency translation adjustments	—	—	—	—	—	(444)	—	(444)
Net income	—	—	—	—	—	—	14,123	14,123
Balance at September 30, 2025	408,020,561	$4,080	(49,184,557)	$(287,978)	$875,504	$(1,266)	$160,147	$750,487

Balance at June 30, 2024	382,998,980	$3,830	(30,309,589)	$(154,692)	$773,888	$150	$46,203	$669,379
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	7,634,452	76	—	—	9,289	—	—	9,365
Stock-based compensation	—	—	—	—	18,510	—	—	18,510
Common stock repurchased	—	—	(3,748,301)	(21,351)	—	—	—	(21,351)
Unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	12,256	—	12,256
Tax expense on unrealized gains on available-for-sale debt securities, net						(2,816)		(2,816)
Unrealized gain on cash flow hedges, net	—	—	—	—	—	1,168	—	1,168
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	—	—	(211)	—	(211)
Net income	—	—	—	—	—	—	41,574	41,574
Balance at September 30, 2024	390,633,432	$3,906	(34,057,890)	$(176,043)	$801,687	$10,547	$87,777	$727,874

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated
					Additional	other
	Common Stock		Treasury Stock		paid-in	comprehensive	Retained
	Shares	Amount	Shares	Amount	capital	income (loss)	earnings	Total
Balance at December 31, 2024	395,965,588	$3,960	(35,872,339)	$(193,724)	$821,196	$(12,609)	$105,967	$724,790
Exercise of options, warrants and vested RSUs, net of taxes paid related to settlement of equity awards	11,376,622	113	—	—	(8,089)	—	—	(7,976)
Stock-based compensation	—	—	—	—	58,476	—	—	58,476
ESPP shares issued	678,351	7	—	—	3,921	—	—	3,928
Common stock repurchased	—	—	(13,312,218)	(94,254)	—	—	—	(94,254)
Unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	10,696	—	10,696
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	—	—	(2,374)	—	(2,374)
Unrealized gain on cash flow hedges, net	—	—	—	—	—	2,477	—	2,477
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	—	—	(488)	—	(488)
Unrealized gain on interest rate floor, net	—	—	—	—	—	1,948	—	1,948
Tax expense on unrealized gains on interest rate floor, net	—	—	—	—	—	(369)	—	(369)
Foreign currency translation adjustments	—	—	—	—	—	(547)	—	(547)
Net income	—	—	—	—	—	—	54,180	54,180
Balance at September 30, 2025	408,020,561	$4,080	(49,184,557)	$(287,978)	$875,504	$(1,266)	$160,147	$750,487

Balance at December 31, 2023	368,655,185	$3,687	(11,064,692)	$(56,936)	$732,894	$(176)	$(15,196)	$664,273
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	21,280,984	212	—	—	16,556	—	—	16,768
Stock-based compensation	—	—	—	—	48,988	—	—	48,988
ESPP shares issues	697,263	7	—	—	3,249	—	—	3,256
Common stock repurchased	—	—	(22,993,198)	(119,107)	—	—	—	(119,107)
Unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	13,127	—	13,127
Tax expense on unrealized gains on available-for-sale debt securities, net						(2,816)		(2,816)
Unrealized gain on cash flow hedges, net	—	—	—	—	—	503	—	503
Tax expense on unrealized gains on cash flow hedges, net	—	—	—	—	—	(91)	—	(91)
Net income	—	—	—	—	—	—	102,973	102,973
Balance at September 30, 2024	390,633,432	$3,906	(34,057,890)	$(176,043)	$801,687	$10,547	$87,777	$727,874

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Nine months ended
	September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$54,180	$102,973
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,083	33,630
Deferred taxes	(11,761)	(17,073)
Stock-based compensation expenses	56,613	46,173
Gain from change in fair value of Warrants	—	(2,767)
Loss on warrant repurchase/redemption	—	14,746
Interest and amortization of discount on investments	(2,086)	(6,401)
Foreign currency re-measurement gain	(4,965)	(109)
Changes in operating assets and liabilities:
Other current assets	11,279	(36,277)
Trade payables	2,882	8,904
Deferred revenue	258	808
Accounts receivable, net	(2,405)	(1,255)
Capital advance extended to customers	(235,407)	(260,435)
Capital advance collected from customers	249,264	248,980
Other payables	1,394	(6,619)
Other long-term liabilities	13,086	(3,667)
Operating lease right-of-use assets	7,610	9,802
Other assets	(7,448)	(374)
Net cash provided by operating activities	178,577	131,039

Cash Flows from Investing Activities
Purchase of property, equipment and software	(12,285)	(4,449)
Capitalization of internal use software	(43,886)	(39,666)
Severance pay fund distributions, net	(56)	12
Customer funds in transit, net	(56,747)	(80,098)
Purchases of investments in available-for-sale debt securities	(351,824)	(1,255,686)
Maturities and sales of investments in available-for-sale debt securities	253,500	214,000
Purchases of investments in term deposits	—	(600,000)
Maturities of investments in term deposits	75,000	—
Cash paid in connection with acquisition, net of cash and customer funds acquired (refer to Note 3 for further information)	(33,081)	(48,219)
Net cash used in investing activities	(169,379)	(1,814,106)

Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with stock-based compensation plan, net of taxes paid related to settlement of equity awards and proceeds from employee equity transactions to be remitted to employees	(3,237)	23,015
Outstanding operating balances, net	136,622	(314,764)
Borrowings under debt facility	—	15,120
Repayments under debt facility	—	(20,312)
Receipts of collateral on interest rate derivatives	89,550	—
Payments of collateral on interest rate derivatives	(90,010)	—
Consideration related to previous acquisitions	455	—
Warrant repurchase/redemption	—	(19,534)
Payment on exercise of warrants	(1,332)	—
Common stock repurchased	(95,029)	(120,457)
Net cash provided by (used in) financing activities	37,019	(436,932)

Effect of exchange rate changes on cash and cash equivalents	5,177	109

Net change in cash, cash equivalents, restricted cash and customer funds	51,394	(2,119,890)
Cash, cash equivalents, restricted cash and customer funds at beginning of period	5,658,210	7,018,367
Cash, cash equivalents, restricted cash and customer funds at end of period	$5,709,604	$4,898,477
Supplemental information of investing and financing activities not involving cash flows:
Property, equipment, and software acquired but not paid	$505	$1,569
Internal use software capitalized but not paid	$6,201	$6,271
Common stock repurchased but not paid	$—	$150
Right of use assets obtained in exchange for new operating lease liabilities	$34,440	$6,533

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

U.S. DOLLARS IN THOUSANDS

The following table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2025	2024
Cash and cash equivalents	$479,448	$534,170
Current restricted cash	8,659	4,994
Non-current restricted cash	20,916	16,848
Customer funds
Current customer funds	6,772,912	5,560,767
Non-current customer funds	350,000	525,000
Customer funds shown in the condensed consolidated balance sheets	7,122,912	6,085,767
Less: Customer funds in transit	(109,506)	(82,088)
Less: Customer funds invested in available-for-sale debt securities	(1,287,825)	(1,061,214)
Less: Customer funds invested in term deposits	(525,000)	(600,000)
Net customer funds shown in the condensed consolidated statements of cash flows	5,200,581	4,342,465
Total cash, cash equivalents, restricted cash and customer funds shown in the condensed consolidated statements of cash flows	$5,709,604	$4,898,477

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

The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year. The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2024, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto of Payoneer Global Inc. and its subsidiaries.

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

e.    Recently issued accounting pronouncements:

FASB Standards issued, but not adopted as of September 30, 2025

In 2023, the FASB issued guidance, ASU 2023-09, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). It also requires entities to disclose their income tax payments (net of refunds received) to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual reporting periods beginning January 1, 2025, and can be applied prospectively with the option for retrospective application to all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its financial statement disclosures.

In 2024, the FASB issued guidance, ASU 2024-03, which requires the disaggregated disclosure of certain costs and expenses on an interim and annual basis. The new standard is effective for annual reporting periods beginning January 1, 2027 and interim periods beginning January 1, 2028 and can be applied prospectively with the option for retrospective application to all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its financial statement disclosures.

On September 18, 2025, the FASB issued ASU 2025-06 Accounting for and Disclosure of Software Costs. The new standard modernizes the guidance to reflect the software development approaches currently being used by removing all references to "development stages" from ASC 350-40 Intangibles—Goodwill and Other - Internal-Use Software. Under ASU 2025-06, only the following criteria in ASC 350-40-25-12(b) and (c) must be met for entities to begin capitalizing software costs: (i) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). This standard is effective for all entities for annual reporting periods beginning January 1, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its financial statements and related disclosures.

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

During the three months ended September 30, 2025, Payoneer paid $971, representing a portion of the earn-out for which the performance criteria have been met. The remaining performance criteria are expected to be completed during 2026. Refer to Note 7 below for details on changes in the fair value of the contingent consideration since acquisition.

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

During the nine months ended September 30, 2025 and 2024, the Company has purchased and collected the following principal amounts associated with CA receivables, including foreign exchange adjustments:

	Nine Months Ended
	September 30,
	2025	2024
Beginning CA receivables, gross	$61,197	$50,552
CA extended to customers	234,710	260,353
Change in revenue receivables	(587)	82
CA collected from customers	(245,772)	(245,143)
Charge-offs, net of recoveries	(2,905)	(2,802)
Ending CA receivables, gross	$46,643	$63,042
Allowance for CA losses	(4,258)	(6,094)
CA receivables, net	$42,385	$56,948

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 4 – CAPITAL ADVANCE (“CA”) RECEIVABLES (continued):

The following are current and overdue balances that are segregated into the timing of expected collections at September 30, 2025:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$46,643	1,143	10,139	9,391	15,529	10,441

The following are current and overdue balances that are segregated into the timing of expected collections at December 31, 2024:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$61,197	2,825	13,654	13,357	23,252	8,109

As of September 30, 2025 and December 31, 2024, the Company applied a range of loss rates to the CA portfolio of 0.87% to 2.02% for the allowance for CA losses.

NOTE 5 – CUSTOMER FUNDS AND INVESTMENTS

The Company has invested certain customer funds in available-for-sale debt securities and term deposits. The following table summarizes the assets underlying customer funds as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$5,310,087	$5,189,216
Available-for-sale debt securities	1,287,825	1,174,937
Term deposits	175,000	75,000
Total current customer funds	$6,772,912	$6,439,153
Term deposits	350,000	525,000
Total non-current customer funds	$350,000	$525,000
Total customer funds	$7,122,912	$6,964,153

As of September 30, 2025, the estimated fair value of the available-for-sale debt securities included $8,126 in unrealized gains and $126 in unrealized losses, net of tax. The gross unrealized losses of $161 related to assets with a fair value of $70,543 which had been in a continuous unrealized loss position for less than 12 months.

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

During the period ended September 30, 2025, the Company did not sell any available-for-sale debt securities or incur any realized gains or losses.

As of September 30, 2025, $349,942 of the Company’s available-for-sale debt securities were due to mature within one year or less, and $937,883 were due to mature between one and five years.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 6 – DERIVATIVES AND HEDGING

The following table summarizes the gross notional amount and fair value of outstanding derivative instruments at September 30, 2025 and December 31, 2024.

		September 30, 2025
	Balance Sheet Location	Notional Amount	Fair Value
Derivative assets designated as hedge accounting instruments:
Interest rate floors	Other Current Assets	Note 1	$1,291
Foreign currency forwards	Other Current Assets	$65,229	2,915
Foreign currency net purchased options	Other Current Assets	8,012	857
Total current derivative assets		$73,241	$5,063
Interest rate floors	Other Non-Current Assets	Note 1	17,306
Total derivative assets		$73,241	$22,369

		December 31, 2024
	Balance Sheet Location	Notional Amount	Fair Value
Derivative assets designated as hedge accounting instruments:
Interest rate floors	Other Current Assets	Note 1	$739
Foreign currency forwards	Other Current Assets	$40,330	910
Foreign currency net purchased options	Other Current Assets	15,966	385
Total current derivative assets		$56,296	$2,034
Interest rate floors	Other Non-Current Assets	Note 1	$17,692
Total derivative assets		$56,296	$19,726

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

During the three months ended September 30, 2025 and 2024, the Company recognized $(6,162) in unrealized losses, net of tax and $793, in unrealized gains, net of tax, on derivative instruments designated as cash flow hedges in OCI, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized $3,568 and $20, respectively, in unrealized gains, net of tax, on derivative instruments designated as cash flow hedges in OCI, respectively.

As of September 30, 2025, the Company estimated that $6,717 of unrealized losses related to interest rate floor cash flow hedges currently included in AOCI are expected to be reclassified into earnings within the next 12 months. As of September 30, 2025, the Company estimated that $3,772 of unrealized gains related to foreign currency cash flow hedges currently included in AOCI are expected to be reclassified into operating expenses within the next 12 months. As of September 30, 2025, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 49 months. During the three and nine months ended September 30, 2025 and 2024, the Company did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction.

As of September 30, 2025 and December 31, 2024, the Company recognized an obligation to return cash collateral related to interest rate floors of $18,330 and $18,790, respectively, which was offset against the gross derivative balances shown in the table above.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 7 – FAIR VALUE

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
U.S. Treasury Securities (included within Customer funds)	$1,287,825	$—	$—	$1,287,825
Derivative assets (included within Other current assets)
Interest rate floors	$—	$1,291	$—	$1,291
Foreign currency forwards	—	2,915	—	2,915
Foreign currency net purchased options	—	857	—	857
Total current derivative assets	$—	$5,063	$—	$5,063
Derivative assets (included within Other non-current assets)
Interest rate floors	$—	$17,306	$—	$17,306
Total financial assets	$1,287,825	$22,369	$—	$1,310,194
Financial Liabilities:
Skuad acquisition earnout liability (included within Other payables)	$—	$—	$8,272	$8,272
Current portion of Payeco deferred payment liability (included within Other payables)	—	—	3,830	3,830
Non-current portion of Payeco deferred payment liability (included within Other long-term liabilities)	—	—	8,424	8,424
Total financial liabilities	$—	$—	$20,526	$20,526

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
U.S. Treasury Securities (included within Customer funds)	$1,174,937	$—	$—	$1,174,937
Derivative assets (included within Other current assets)
Interest rate floors	$—	$739	$—	$739
Foreign currency forwards	—	910	—	910
Foreign currency net purchased options	—	385	—	385
Total current derivative assets	$—	$2,034	$—	$2,034
Derivative assets (included within Other non-current assets)
Interest rate floors	$—	$17,692	$—	$17,692
Total financial assets	$1,174,937	$19,726	$—	$1,194,663
Financial Liabilities:
Current portion of Skuad acquisition earnout liability (included within Other payables)	$—	$—	$723	$723
Non-current portion of Skuad acquisition earnout liability (included within Other long-term liabilities)	$—	$—	$8,021	$8,021
Total financial liabilities	$—	$—	$8,744	$8,744

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

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 7 – FAIR VALUE (continued):

As of September 30, 2025 and December 31, 2024, the fair values of the Company’s cash, cash equivalents, customer funds (other than the portion consisting of available-for-sale debt securities), restricted cash, accounts receivable, capital advance receivables, accounts payable, and outstanding operating balances approximated the carrying values of these instruments presented in the Company’s condensed consolidated balance sheets because of their nature.

In 2024, the Company recognized a liability for contingent consideration related to the Skuad acquisition. During the three and nine months ended September 30, 2025, the Company recognized $124 and $499, respectively in loss related to the change in the fair value of the liability, included within General and administrative expenses on the condensed consolidated statements of comprehensive income. Refer to Note 3 above for additional details around valuation.

In April 2025, the Company recognized liabilities for deferred payments related to the PayEco acquisition, and recognized $243 during the three and nine months ended September 30, 2025, respectively in loss related to the imputed interest associated with the liability, included within the Other financial income (expense), net on the condensed consolidated statements of comprehensive income.

NOTE 8 - OTHER CURRENT ASSETS

Composition of Other current assets, grouped by major classifications, is as follows:

	September 30,	December 31,
	2025	2024
Income receivable	$32,673	$24,654
Prepaid expenses	26,823	21,429
Prepaid income taxes	11,643	33,476
Other	8,730	7,356
Derivative assets	3,772	1,295
Total Other current assets	$83,641	$88,210

NOTE 9 – PROPERTY, EQUIPMENT AND SOFTWARE

Composition of property, equipment and software, grouped by major classifications, is as follows:

	September 30,	December 31,
	2025	2024
Computers, software and peripheral equipment	$47,899	$43,003
Leasehold improvements	12,738	8,846
Furniture and office equipment	6,553	6,286
Property, equipment and software	67,190	58,135
Accumulated depreciation	(46,638)	(42,082)
Property, equipment and software, net	$20,552	$16,053

Depreciation expense for the three months ended September 30, 2025 and 2024 was $2,687 and $2,108, respectively, and $7,382 and $6,314 for the nine months ended September 30, 2025 and 2024, respectively.

During the three and nine months ended September 30, 2025, the Company disposed of computers, software, and peripheral equipment with a cost of $2,647 and $2,826, respectively, that were fully depreciated. During the three and nine months ended September 30, 2024, the Company disposed of computers, software, and peripheral equipment with a cost of $2,844 and $4,562, respectively, that were fully depreciated.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 10 –INTANGIBLE ASSETS

Composition of intangible assets, grouped by major classifications, is as follows:

	September 30, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Internal use software	$220,526	(121,681)	$98,845	$175,698	$(86,882)	$88,816
Acquired developed technology	20,269	(16,515)	3,754	20,269	(13,111)	7,158
Customer relationships	6,683	(749)	5,934	6,683	(267)	6,416
License	97,357	—	97,357	—	—	—
Intangible assets, net	$344,835	$(138,945)	$205,890	$202,650	$(100,260)	$102,390

As discussed in Note 3, in April 2025, the Company completed its acquisition of PayEco. The Company determined that this transaction is an asset acquisition under ASC 805, as the acquired group of assets does not have a substantive process that together with the assets acquired significantly contribute to the ability to create outputs. Therefore, the business definition is not met. The Company has determined that the license is an indefinite lived intangible asset with a carrying value of $97,357 at September 30, 2025.

Amortization expense for the three months ended September 30, 2025 and 2024 was $13,451 and $10,019, respectively, and $38,701 and $25,927 for the nine months ended September 30, 2025 and 2024, respectively.

During the three and nine months ended September 30, 2025, the Company recognized an insignificant amount of impairment related to internal use software assets. During the three months ended September 30, 2024, the Company recognized $1,383 in impairment related to abandoned internal use software assets which were fully impaired. In the nine months ended September 30, 2024, the Company recognized $1,389 in impairment, which relates to the impairment described above and an insignificant amount of additional impairment related to other intangible assets. Impairments are presented under Depreciation and amortization expenses in the condensed consolidated statements of comprehensive income.

Expected future finite-lived intangible asset amortization as of September 30, 2025, excluding capitalized internal use software of $19,961 not yet placed in service as of that date, was as follows:

Fiscal years
Remaining 2025	$13,323
2026	43,347
2027	23,300
2028	4,475
2029 and thereafter	4,127
Total	$88,572

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 11 - OTHER PAYABLES

Composition of Other payables, grouped by major classifications, is as follows:

	September 30,	December 31,
	2025	2024
Employee related compensation	$74,814	$81,482
Commissions payable	23,617	18,057
Accrued expenses	15,078	14,704
Other	10,787	5,157
Current portion of Skuad acquisition earnout liability	8,272	723
Lease liability	6,555	5,735
Current portion of PayEco acquisition deferred payment liability	3,830	—
Income tax payable	2,778	3,763
Total Other payables	$145,731	$129,621

NOTE 12 – OTHER LONG-TERM LIABILITIES

Composition of other long-term liabilities, grouped by major classifications, is as follows:

	September 30,	December 31,
	2025	2024
Reserves for uncertain income tax positions	$53,447	$39,633
Long-term lease liabilities	47,871	15,645
Other tax provisions	9,498	7,699
Non-current portion of PayEco acquisition deferred payment liability	8,424	—
Severance pay liabilities	2,312	2,045
Non-current portion of Skuad acquisition earnout liability	—	8,021
Total other long-term liabilities	$121,552	$73,043

NOTE 13 – WARRANTS AND SHAREHOLDERS’ EQUITY:

Share Repurchase Program and Treasury Stock

On May 7, 2023, the Company’s Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80,000 of its common stock, including any applicable excise tax. On December 7, 2023, the Board of Directors authorized an amendment to the program to increase the authorized amount of repurchases to an aggregate amount not to exceed $250,000, including the amount that remained available as of December 7, 2023 to repurchase common stock under, but not any prior repurchases effected pursuant to, the previous authorization, and any applicable excise tax. On July 30, 2025, our Board of Directors amended the existing repurchase authorization to increase the authorized amount of repurchases to an aggregate amount not to exceed $300,000, which amount includes amounts that remained available to repurchase common stock under, but not any prior repurchases effected pursuant to, the existing repurchase program, and any applicable excise tax. The effective date of the amended authorization was August 6, 2025, and the amended authorization expires on December 31, 2027. The share repurchase program is intended to offset the impact of dilution from the issuance of new shares as part of employee compensation programs. Any share repurchases under this stock repurchase program may be made through open market transactions, privately negotiated transactions or other means including in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and total amount of repurchases is subject to business and market conditions and the Company’s discretion.

During the three and nine months ended September 30, 2025, the Company repurchased 6,619,743 and 13,312,218 shares of its common stock for $44,573 and $94,254 at a weighted average cost of $6.73 and $7.08 per share, respectively. During the three and nine months ended September 30, 2024, the Company repurchased 3,748,301 and 22,993,198 shares of its common stock for approximately $21,351 and $119,107 at a weighted average cost of $5.67 and $5.16 per share, respectively. As of September 30, 2025, a total of $272,951 remained available for future repurchases of the Company’s common stock under the program.

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

The Warrants were accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging, and were presented within warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of comprehensive income. The following table presents the changes in the fair value of warrant liabilities (Level 1) during the nine months ended September 30, 2024:

Warrant
Liability
Fair value as of December 31, 2023	$8,555
Change in fair value	(2,767)
Fair value as of September 30, 2024	$5,788

In September 2015, the Company issued equity classified private warrants to a non employee, in association with a commercial services agreement. The warrants entitled the holder to purchase shares of Common Stock at an exercise price of $1.79 per share, after specified adjustments, and were scheduled to expire 10 years from the issuance and to be commensurately automatically exercised if not exercised prior.

Pursuant to the warrant agreement, and in connection with the business combination with FTAC Olympus Acquisition Corp. in 2021, the warrant holder was eligible to receive consideration payable in cash and Common Stock upon exercise. The warrants were automatically exercised in September 2025, resulting in the Company paying $1,332 in cash and net issuing 676,934 shares of Common Stock. Prior to the exercise, 1,792,994 warrants were outstanding, out of which 1,080,707 were vested. The Company did not recognize additional expenses related to these warrants for the nine months ended September 30, 2025 or 2024, respectively.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 13 – WARRANTS AND SHAREHOLDERS’ EQUITY (continued):

Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30, 2025
	Foreign currency translation adjustments	Unrealized gains on available-for-sale debt securities	Unrealized losses on cash flow hedges	Total
Beginning balance	$(345)	7,308	(2,315)	$4,648
Other comprehensive income (loss) before reclassifications	(444)	692	(4,148)	(3,900)
Amount of loss reclassified from AOCI	—	—	(2,014)	(2,014)
Net current period other comprehensive income (loss)	(444)	692	(6,162)	(5,914)
Ending balance	$(789)	$8,000	$(8,477)	$(1,266)

	Nine months ended September 30, 2025
	Foreign currency translation adjustments	Unrealized gains (losses) on available-for-sale debt securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(242)	(322)	(12,045)	$(12,609)
Other comprehensive income (loss) before reclassifications	(547)	8,322	7,253	15,028
Amount of loss reclassified from AOCI	—	—	(3,685)	(3,685)
Net current period other comprehensive income (loss)	(547)	8,322	3,568	11,343
Ending balance	$(789)	$8,000	$(8,477)	$(1,266)

	Three Months Ended September 30, 2024
	Foreign currency translation adjustments	Unrealized gains on available-for-sale debt securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(176)	$871	$(545)	$150
Other comprehensive income before reclassifications	—	9,440	793	10,233
Amount of loss reclassified from AOCI	—	—	164	164
Net current period other comprehensive income	—	9,440	957	10,397
Ending balance	$(176)	$10,311	$412	$10,547

	Nine Months Ended September 30, 2024
	Foreign currency translation adjustments	Unrealized gains on available-for-sale debt securities	Unrealized gains on cash flow hedges	Total
Beginning balance	$(176)	$—	$—	$(176)
Other comprehensive income (loss) before reclassifications	—	10,311	20	10,331
Amount of loss reclassified from AOCI	—	—	392	392
Net current period other comprehensive income	—	10,311	412	10,723
Ending balance	$(176)	$10,311	$412	$10,547

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

NOTE 15 – REVENUE

The following table presents revenue recognized from contracts with customers as well as revenue from other sources:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue recognized at a point in time	$208,696	$179,641	$593,589	$510,188
Revenue recognized over time	990	719	2,856	1,873
Revenue from contracts with customers	$209,686	$180,360	$596,445	$512,061
Interest income on customer balances	$59,531	$65,162	$175,837	$196,251
Capital advance income	1,633	2,752	5,799	7,665
Revenue from other sources	$61,164	$67,914	$181,636	$203,916
Total revenues	$270,850	$248,274	$778,081	$715,977

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Primary regional markets
Greater China[1]	$91,159	$85,111	$261,968	$250,908
Europe, Middle East, and Africa[2]	68,234	65,869	194,523	187,784
Asia-Pacific[2]	57,183	47,376	162,205	133,954
Latin America[2]	27,972	24,756	84,728	72,361
North America[3]	26,302	25,162	74,657	70,970
Total revenues	$270,850	$248,274	$778,081	$715,977
(1)	Greater China is inclusive of mainland China, Hong Kong, Macao and Taiwan.
(2)	No single country included in any of these regions generated more than 10% of total revenue.
(3)

The United States is the Company’s country of domicile. Of North America revenues, the U.S. represents $25,165 and $24,030 during the three months ended September 30, 2025 and 2024, respectively, and $71,254 and $67,600 during the nine months ended September 30, 2025 and 2024, respectively.

NOTE 16 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Bank and processor fees	$31,626	$26,823	$90,968	$76,678
Network fees	8,249	6,241	22,075	16,957
Chargebacks and operational losses	1,544	2,978	4,994	8,554
Card costs	370	454	1,119	1,560
Capital advance costs, net of recoveries	222	1,405	1,951	4,927
Other	472	157	1,291	309
Total transaction costs	$42,483	$38,058	$122,398	$108,985

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

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$270,850	$248,274	$778,081	$715,977
Less:
Transaction cost[1]	(42,483)	(38,058)	(122,398)	(108,985)
Labor & related	(78,963)	(71,447)	(227,767)	(206,005)
Stock-based compensation	(17,799)	(17,430)	(56,613)	(46,173)
3rd party contractors	(8,488)	(9,358)	(26,749)	(27,415)
IT & communication	(20,154)	(19,437)	(59,689)	(53,685)
Depreciation & amortization	(16,140)	(13,510)	(46,083)	(33,630)
Other operating expenses[2]	(50,476)	(43,872)	(143,039)	(120,237)
Tax benefit (expense) on income	(16,388)	19,484	(33,950)	(10,292)
Other segment items[3]	(5,836)	(13,072)	(7,613)	(6,582)
Net income (loss)	$14,123	$41,574	$54,180	$102,973

(1) Refer to Note 16 for disaggregation of transaction cost into significant segment expense categories.

(2) Other operating expenses include miscellaneous, individually insignificant operating expenses. The Company’s CODM review these items in aggregate.

(3) Other segment items included in net income include finance income and expense, which primarily includes corporate interest income and foreign currency remeasurement gains and losses. For the three and nine months ended September 30, 2024, this also includes public warrant revaluation and loss on warrant repurchase/redemption.

NOTE 18 – STOCK-BASED COMPENSATION

Stock Options

The following table summarizes the options to purchase shares of common stock activity under the Company’s equity incentive plans for the nine months ended September 30, 2025:

Options
Outstanding at December 31, 2024	11,560,158
Granted	—
Exercised	(2,919,091)
Forfeited	(160,884)
Outstanding at September 30, 2025	8,480,183
Exercisable at September 30, 2025	7,713,629

The weighted average exercise price of the options outstanding as of September 30, 2025 was $3.05 per share.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 18 – STOCK-BASED COMPENSATION (continued):

Restricted and Performance Stock Units

The following table summarizes the restricted stock unit (“RSU”) and performance stock unit (“PSU”) activity under the Company’s equity incentive plans as of September 30, 2025:

Units
Outstanding December 31, 2024	29,163,413
Granted	8,768,225
Vested	(7,780,597)
Withhold to cover shares repurchased	(1,600,911)
Forfeited	(2,977,793)
Outstanding September 30, 2025	25,572,337

In the nine months ended September 30, 2025, the Company granted 7,873,122 RSUs under the Company's Omnibus Stock Incentive Plan, which are subject to time-vesting and continued service conditions.

In the same period, the Company granted 895,103 PSUs under the same Plan, which are subject to time-vesting, continued service conditions and achievement of specified company performance goals.

The Company withholds common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock units under its employee equity incentive plans in the United States. During the three months ended September 30, 2025 and 2024, the Company withheld 385,965 and 353,158 shares for $2,611 and $2,307, respectively, and for the nine months ended September 30, 2025 and 2024, the Company withheld 1,600,911 and 1,501,837 shares for $13,478 and $8,304, respectively. RSU vesting is shown net of this withholding on the condensed consolidated statements of shareholders’ equity and cash flows.

The Company collects cash from proceeds from certain international employees’ sales of common stock. The amount is held in a Company bank account until it is remitted to the employees. Due to the restrictions on the use of the funds in the bank account, we have classified the amount as short-term restricted cash, and a corresponding liability is included in Other payables in the condensed consolidated balance sheets. As of September 30, 2025, $266 of such funds were held.

Employee Stock Purchase Plan

As of September 30, 2025, approximately 2,819,906 shares were reserved for future issuance under the Company’s Employee Stock Purchase Plan (“ESPP”). The fair value attributable to the ESPP was $1,587 as of May 31, 2025, the beginning of the current offering period, and was measured using the Black-Scholes pricing model. The current offering period is expected to close November 29, 2025.

The expense associated with the ESPP recognized during the three and nine months ended September 30, 2025 was $790 and $2,276, respectively.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 18 – STOCK-BASED COMPENSATION (continued):

Impact on Results of Operations

The impact on the Company’s results of operations of recording stock-based compensation expense under the Company’s equity incentive plans, including the ESPP, were as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Other operating expenses	$2,331	$4,389	$8,197	$10,158
Research and development expenses	4,914	3,835	15,195	8,305
Sales and marketing expenses	4,694	4,198	14,227	12,825
General and administrative expenses	5,860	5,008	18,994	14,885
Total stock-based compensation	$17,799	$17,430	$56,613	$46,173

Note that $553 and $765 in stock-based compensation awards were capitalized as part of internal-use software during the three months ended September 30, 2025 and 2024, respectively, and $1,866 and $2,500 were capitalized during the nine months ended September 30, 2025 and 2024, respectively.

NOTE 19 - INCOME TAXES

The Company’s provision for income taxes in the interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the period.

The Company had an effective tax rate of 38.6% and 9.1% for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was primarily the result of an increase in the provision for uncertain tax positions and nondeductible stock-based compensation. For the nine months ended September 30, 2024, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was the result of a benefit under U.S. tax law for income earned from foreign customers, provision to return adjustments, and deductible U.S. and foreign share-based compensation.

The Company maintains a valuation allowance in jurisdictions where it is more likely than not that all or a portion of a deferred tax asset may not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings and the reversal of existing taxable temporary differences. As of September 30, 2025, the Company maintains a full valuation allowance on its deferred tax assets in Singapore, associated with the Skuad acquisition in Singapore, and in Germany as management believes it is more likely than not that the deferred tax assets will not be recognized in these jurisdictions. The Company maintains its previous conclusion that a valuation allowance on deferred tax assets in the United States and Israel is not necessary.

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

Basic and diluted net earnings per share attributable to common stockholders were calculated as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands, except share and per share data)
Numerator:
Net income	$14,123	$41,574	$54,180	$102,973
Denominator:
Weighted average common shares outstanding —
Basic	368,266,611	357,297,824	372,726,412	357,631,049
Add:
Dilutive impact of RSUs, ESPP and options to purchase common stock	8,824,839	16,222,829	15,155,419	20,759,274
Dilutive impact of private warrants	542,073	782,817	737,414	735,040
Weighted average common shares – diluted	377,633,523	374,303,470	388,619,245	379,125,363
Net income per share attributable to common stockholders — Basic earnings per share	$0.04	$0.12	$0.15	$0.29
Diluted earnings per share	$0.04	$0.11	$0.14	$0.27

For the three and nine month periods ended September 30, 2025, 2,750,000 RSUs with market conditions, 895,103 PSUs, 15,000,000 Earn-Out Shares (as that term is defined in the Agreement and Plan of Reorganization dated February 3, 2021 (as amended) with FTAC Olympus Acquisition Corp.), and ESPP shares to be issued under the current offering period were excluded from the computation of diluted net earnings per share, as their effect was antidilutive, conditions were not met or they were not in the money in the reporting period. For the three and nine month period ended September 30, 2025, 7,997,605 and 7,551,699 RSUs, and 1,487,008 and 417,008 options to purchase common stock, respectively, have been excluded for the same reason.

In both the three and nine month periods ended September 30, 2024, 3,590,000 RSUs with market conditions, 15,000,000 Earn-Out Shares, 1,521,963 options to purchase common stock, and ESPP shares to be issued under the May 15, 2024 offering period were excluded for the same reason. For the three and nine month periods ended September 30, 2024, 2,866,158 and 3,913,995 RSUs, respectively, have been excluded for the same reason.

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

We primarily generate revenues when Payoneer customers use the funds in their Payoneer account to make a payment, make a purchase or to withdraw the funds to a financial institution. For our customers transacting on a B2B or DTC basis, we also in certain circumstances generate revenue when they receive funds, such as when they invoice a customer or collect payments via their webstore. Additionally, given the significant customer funds held on our platform and ongoing growth in those balances, and in light of the high interest rate environment in the U.S. and elsewhere, interest earned on customer funds held on our platform has been a significant source of revenue. Our long-term strategy is centered on growing customers on our platform who fit our ideal customer profile, namely – those who are customers that have on average over $500 a month in volume (including intra-network transactions with other Payoneer customers) and were active over the trailing twelve-month period, and on increasing the revenue we earn from each customer. We believe that successful execution of this strategy will drive revenue growth as (i) adding new customers who meet our ideal customer profile, improving retention, and increasing our product offerings to capture more wallet share will drive greater ad valorem volume of transactions processed through the Payoneer platform; and (ii) introducing new products and services and increasing customer adoption of additional products and services will improve our monetization of customers over time. Volume is one of the primary drivers for our revenue growth. See “Key Metrics and Non-GAAP Financial Measures” for additional information.

Our customers have trusted the Payoneer platform to process $22.3 billion and $20.4 billion in volume during the three months ended September 30, 2025 and 2024, respectively, and $62.7 billion and $57.6 billion in volume during the nine months ended September 30, 2025 and 2024, respectively.

Looking forward, we intend to continue to invest actively to enhance our global platform, deliver new products, extend our regulatory footprint, further automate our operations, increase new customer growth and make acquisitions to accelerate our ability to deliver more value to customers around the world.

PAYONEER GLOBAL INC.

Key Developments and Trends

Macroeconomic Conditions

We are focused on executing our strategy for growth and capturing the long-term opportunity of serving cross-border SMBs from around the world. However, macroeconomic conditions, including geopolitical and other global events that impact consumer and business spending and behavior, such as, but not limited to, the interest rate environment, inflation, changes in global trade policies (including the imposition of tariffs), local political instability, global health crises, supply chain dislocations, regional and other conflicts, including the ongoing war in Ukraine and Israel’s conflicts in the Middle East, and disruptions and instability and regulatory changes in the banking sector may impact our customers, providers, banking partners and relationships and ultimately the amount of volume processed on our platform which may affect our results of operations. For example, the recent imposition of significant trade policy measures and tariffs by the U.S. government, including but not limited to tariffs on China, has introduced increased uncertainty and potential risks and opportunities for both our customers and our business. The long-term effects of these and any future trade actions on the global economy and our business remain uncertain. These developments could have a material adverse impact on our financial results in any given reporting period. We continue to monitor evolving trade policies and will evaluate potential impacts on our financial statements as more information becomes available.

As we increase the utility of the Payoneer Account, we have grown customer funds on our platform over a multi-year period to $7.1 billion as of September 30, 2025. Through 2023, the U.S. Federal Reserve raised the target benchmark interest rate to 525 to 550 basis points. Coupled with continued growth in customer balances, this drove a significant increase in the interest income revenue we earn on our customer funds. During 2024, the U.S. Federal Reserve cut the benchmark interest rate by 100 basis points to a target range of 425 to 450 basis points. During 2025, the U.S. Federal Reserve cut the benchmark interest rate by 50 basis points to a target range of 375 to 400 basis points. While there remains uncertainty as to the timing and magnitude of future interest rate changes, we expect to see a negative impact on our revenue from declining interest rates over the medium-term. Through September 30, 2025 we have invested $1.8 billion of our customer funds in both available-for-sale debt securities and term deposits to reduce our sensitivity to declines in short term interest rates, and have purchased interest rate derivative contracts with respect to $1.9 billion in customer funds to provide a floor against the impact of interest rate declines below levels defined in the relevant interest rate derivative instruments.

Impact of Israel’s Conflicts in the Middle East

In October 2025, a ceasefire between Israel and Hamas entered into effect, to end a two-year long war that started on October 7, 2023. The war also involved conflicts between Israel and Hezbollah, Iran and other proxies of the Iranian regime. During the war, we continued to operate our business and serve our customers around the world and, to date, our ability to support customers has not been materially impacted. We continue to monitor the situation closely and benefit from our broad geographic footprint, partially outsourced operations model, and a robust business continuity plan. Additionally, our technology infrastructure has redundancy in place outside of Israel. Approximately 51% of our global employee base is located in Israel, including approximately 82% of our research and development resources. At this time, an insignificant portion of our Israeli workforce have been called to military reserve duty and we have contingencies in place to cover impacted roles and responsibilities.

A resurgence of the conflict may continue to impact economic activity in the region and could impact revenues from customers located in Israel. Our revenue derived from customers based in Israel was insignificant for the three and nine months ended September 30, 2025 and is included within revenues from Europe, Middle East, and Africa within Note 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Despite the recent ceasefire, the state of the conflict remains highly uncertain and could reignite, worsen or expand which could, in turn, further impact economic conditions in Israel and in the broader region. At this time, it is difficult to assess the impact a continuation of the war may have on our future results of operations. Any escalation, expansion, or prolonged continuation of the conflict has the potential to impact our operations as well as to negatively impact the broader global economy and may have a material adverse effect on our results of operations.

PAYONEER GLOBAL INC.

Impact of the war in Ukraine

The ongoing war between Ukraine and Russia, resulted in economic sanctions on Russia, Belarus, and certain territories in Ukraine. We provide services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We do not provide services to customers in Russia, and we have limited our payment services to Belarus customers. We maintain a robust transaction monitoring program designed to comply with imposed sanctions and to monitor the impact the conflict may have on our results of operations. Our revenues in Ukraine have remained relatively stable as a percentage of our business. For the three and nine months ended September 30, 2025, Ukraine and Belarus, combined, accounted for less than 10% of our revenue, of which Belarus accounted for less than 1% of our revenue. Further escalation of the conflict may have a material effect on our results of operations.

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

Refer to Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information on these acquisitions.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods in our condensed consolidated financial statements. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related Notes included within this Quarterly Report on Form 10-Q.

	Three months ended			Nine months ended
	September 30,		Increase/	September 30,		Increase/
	2025	2024	(Decrease)	2025	2024	(Decrease)

	(in thousands except percentages)
Revenues	$270,850	$248,274	9%	$778,081	$715,977	9%
Transaction costs	42,483	38,058	12%	122,398	108,985	12%
Other operating expenses	40,386	44,892	(10)%	124,747	126,417	(1)%
Research and development expenses	39,864	34,616	15%	114,522	94,247	22%
Sales and marketing expenses	59,489	52,311	14%	171,527	152,815	12%
General and administrative expenses	36,141	29,725	22%	103,061	80,036	29%
Depreciation and amortization	16,140	13,510	19%	46,083	33,630	37%
Total operating expenses	234,503	213,112	10%	682,338	596,130	14%
Operating income	36,347	35,162	3%	95,743	119,847	(20)%
Financial income (expense):
Gain from change in fair value of Warrants	—	—	** %	—	2,767	** %
Loss on warrant repurchase/redemption	—	(14,746)	** %	—	(14,746)	** %
Other financial income (expense), net	(5,836)	1,674	** %	(7,613)	5,397	** %
Financial expense, net	(5,836)	(13,072)	** %	(7,613)	(6,582)	** %
Income before income taxes	30,511	22,090	38%	88,130	113,265	(22)%
Tax benefit (expense) on income	(16,388)	19,484	(184)%	(33,950)	(10,292)	230%
Net income	$14,123	$41,574	(66)%	$54,180	$102,973	(47)%

**not meaningful

PAYONEER GLOBAL INC.

Revenues

Revenues were $270.9 million and $778.1 million for the three and nine months ended September 30, 2025, an increase of $22.6 million and $62.1 million, or 9%, respectively, compared to the prior-year period. This increase in revenue was comprised of an increase in SMB revenue, including $13.0 million and $42.8 million from B2B SMBs, $12.2 million and $28.7 million from SMBs that sell on marketplaces, and $3.0 million and $10.3 million from SMBs selling DTC, for the three and nine months ended September 30, 2025, respectively. This growth in SMB revenue was driven by certain monetization initiatives, continued adoption of our high value services, and ongoing growth in high take rate regions. This increase in revenues was partially offset by a decrease of $5.6 million and $20.4 million in interest income earned on customer balances for the three and nine months ended September 30, 2025, respectively, resulting from modestly lower interest rates, and partially offset by an increase in customer balances held on our platform compared to the prior year period.

Transaction costs

Transaction costs were $42.5 million for the three months ended September 30, 2025, an increase of $4.4 million, or 12%, compared to the prior-year period driven primarily by an increase of $4.8 million in bank and processor fees and $2.0 million in card network fees partially offset by a reduction of $1.4 million in chargeback and operational losses. The increase in transaction costs outpaced the increase in total volume due to shift toward products with higher cost per transaction.

Transaction costs were $122.4 million for the nine months ended September 30, 2025, an increase of $13.4 million, or 12%, compared to the prior-year period driven primarily by an increase of $14.3 million in bank and processor fees and $5.1 million in card network fees offset by improvements of chargeback and operational losses of $3.6 million. In addition, capital advance costs were lower by $3.0 million primarily because advances are funded from the Company’s cash starting in early 2025, versus a  debt facility. The increase in transaction costs outpaced the increase in total volume due to shift toward products with a higher cost per transaction.

Other operating expenses

Other operating expenses were $40.4 million for the three months ended September 30, 2025, a decrease of $4.5 million, or 10%, compared to the prior-year period, driven primarily by a decrease of $1.3 million in employee compensation, benefits and other employee-related expenses, a decrease of $1.7 million in information technology expenses, a decrease of $1.0 million in third-party contractor expenses and a decrease of $1.5 million in reserves related to ongoing regulatory matters.

Other operating expenses were $124.7 million for the nine months ended September 30, 2025, a decrease of $1.7 million, or 1%, compared to the prior-year period, driven primarily by a decrease of $2.3 million in third-party contractor expenses, a decrease of $3 million in reserves related to ongoing regulatory matters partially offset by an increase of $1.5 million in information technology expenses.

Research and development expenses

Research and development expenses were $39.9 million for the three months ended September 30, 2025, an increase of $5.2 million, or 15%, compared to the prior-year period, driven by an increase of $2.8 million in employee compensation, benefits and other employee-related expenses in line with an increase in employee headcount, an increase of $1.3 million in third-party contractor expenses and an increase of $1.4 million in information technology expenses, partially offset by an increase of $1.7 million in employee compensation costs capitalized as internal use software in connection with ongoing investments in our platform infrastructure.

Research and development expenses were $114.5 million for the nine months ended September 30, 2025, an increase of $20.3 million, or 22%, compared to the prior-year period, driven by an increase of $12.9 million in employee compensation, benefits and other employee-related expenses in line with an increase in employee headcount and including certain restructuring charges, an increase of $5.2 million in third-party contractor and consulting expenses and an increase of $3.2 million in information technology expenses, partially offset by an increase of $2.9 million in employee compensation costs capitalized as internal use software in connection with ongoing investments in our platform infrastructure.

PAYONEER GLOBAL INC.

Sales and marketing expenses

Sales and marketing expenses were $59.5 million for the three months ended September 30, 2025, an increase of $7.2 million, or 14%, compared to the prior-year period, driven primarily by an increase of $2.5 million in employee compensation, benefits and other employee-related expenses in line with an increase in employee headcount and an increase of $4.3 million in expenditures on certain marketing efforts.

Sales and marketing expenses were $171.5 million for the nine months ended September 30, 2025, an increase of $18.7 million, or 12%, compared to the prior-year period, driven by an increase of $8.1 million in employee compensation, benefits and other employee-related expenses in line with an increase in employee headcount and, an increase of $9.8 million in spend on certain marketing efforts.

General and administrative expenses

General and administrative expenses were $36.1 million for the three months ended September 30, 2025, an increase of $6.4 million, or 22%, compared to the prior-year period, driven predominately by an increase of $4.5 million in employee compensation, benefits and other employee-related expenses primarily due to an increase in employee headcount and an increase of $1.2 million in third-party legal expenses partially offset by a decrease of $2.2 million in M&A related expenses.

General and administrative expenses were $103.1 million for the nine months ended September 30, 2025, an increase of $23 million, or 29%, compared to the prior-year period, driven predominately by an increase of $15.0 million in employee compensation, benefits and other employee-related expenses primarily due to an increase in employee headcount and an increase of $2.5 million in third-party contractor and consulting expenses, an increase of $5.1 million in third-party legal expenses and an increase of $0.9 million in information technology expenses partially offset by a decrease of $5.6 million in M&A related expenses.

Depreciation and amortization expenses

Depreciation and amortization expenses were $16.1 million and $46.1 million for the three and nine months ended September 30, 2025, an increase of $2.6 million and $12.5 million, or 19% and 37%, respectively, compared to the prior-year period, mainly driven by an increase in amortization of internal use of software.

Financial income and expense, net

Financial expense, net was $5.8 million for the three months ended September 30, 2025, a decrease of $7.2 million, or 55%, compared to the prior-year period, primarily driven by a $14.7 million loss on warrant repurchase/redemption in the prior year period which did not recur. This effect was offset by a $3.4 million reduction in corporate interest income as a result of lower average invested balances and lower interest rates, as well as a $2.4 million increase on the exchange rate loss during the current period compared to the prior-year period.

Financial expense, net was $7.6 million for the nine months ended September 30, 2025, a decrease of $1.0 million, or 16%, compared to the prior-year period, primarily driven by a $14.7 million loss on warrant repurchase/redemption in the prior year period which did not recur. This effect was offset by an $11.5 million reduction in corporate interest income as a result of lower average invested balances and lower interest rates, as well as a $2.8 million gain from the change in fair value of the warrant liability in the prior year period which did not recur.

PAYONEER GLOBAL INC.

Income taxes

Income tax expense was $16.4 million for the three months ended September 30, 2025, a change of $35.9 million compared to the $19.5 million income tax benefit recognized in the prior year period. This change was driven by the following factors: (i) an $11.8 million decrease in U.S. prior year tax benefits due to a favorable provision to return adjustment in the prior year period related to the deduction for income earned from foreign customers; (ii) a $6.7 million decrease in foreign deferred tax benefits primarily related to stock-based compensation; and (iii) a $6.3 million increase in the Company’s provision for uncertain tax positions. The decreases in both U.S. prior year tax benefits and foreign deferred tax benefits were due to one-time items observed in the prior year period that did not reoccur in the current year period. Additionally, the change in tax expense compared to the prior year period was due to an $8.5 million increase in U.S. tax expense due to a decreased deduction for income earned from foreign customers and a decrease in deferred tax benefits related to capitalization of research and development costs.

Income tax expense was $33.9 million for the nine months ended September 30, 2025, an increase of $23.7 million, or 230%, compared to the nine months ended September 30, 2024. This increase was primarily driven by the following factors: (i) a $10.4 million increase in the Company’s provision for uncertain tax positions; (ii) a $9.9 million decrease in U.S. prior year tax benefits due to a provision to return adjustment in the prior year period related to the deduction for income earned from foreign customers; and (iii) a $5.5 million decrease in foreign deferred tax benefits primarily related to stock-based compensation. Again, the decreases in U.S. prior year tax benefits and foreign deferred tax benefits were due to one-time items observed in the prior year period that did not reoccur in the current year period. Such increases were offset by a $4.5 million decrease in U.S. current tax expense, which was driven by a decrease in U.S. pre-tax profits as a result of a decline in interest income.

On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was enacted into U.S. law. The Act includes changes to corporate taxation including making permanent certain provisions of the Tax Cuts and Jobs Act that were previously set to expire on December 31, 2025. The Act did not have a material impact on the Company’s effective tax rate or deferred tax assets for the three and nine months ended September 30, 2025, respectively. The Company will continue to assess the impact of the Act on the Consolidated Financial Statements.

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

Sources of Liquidity

As of September 30, 2025, we had $479.4 million of cash and cash equivalents.

Current and Future Cash Requirements

On May 7, 2023, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80.0 million of our common stock, including any applicable excise tax. On December 7, 2023, the Board of Directors authorized an amendment to the program to increase the authorized amount of repurchases to an aggregate amount not to exceed $250.0 million, including the amount that remained available as of December 7, 2023 to repurchase common stock under, but not any prior repurchases effected pursuant to, the previous authorization, and any applicable excise tax. On July 30, 2025, our Board of Directors amended the existing repurchase authorization to increase the authorized amount of repurchases to up to $300 million, which amount includes amounts that remained available to repurchase common stock under, but not any prior repurchases effected pursuant to, the existing repurchase program, and any applicable excise tax. The effective date of the amended authorization was August 6, 2025, and the amended authorization expires on December 31, 2027. Refer to Note 13 for further information on the share repurchase amendment.

During the nine months ended September 30, 2025, we repurchased 13,312,218 shares of our common stock for $94.3 million. As of September 30, 2025, a total of $273 million remained available for future repurchases of our common stock under the program.

PAYONEER GLOBAL INC.

Cash Flows

The following table presents a summary of cash flows from operating, investing, and financing activities for the following comparative periods.

	Nine months ended September 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$178,577	$131,039
Net cash used in investing activities	(169,379)	(1,814,106)
Net cash provided by (used in) financing activities	37,019	(436,932)
Effect of exchange rate changes on cash and cash equivalents	5,177	109
Change in cash, cash equivalents, restricted cash and customer funds	$51,394	$(2,119,890)

Operating Activities

Net cash provided by operating activities was $178.6 million for the nine months ended September 30, 2025, an increase of $47.5 million compared to $131.0 million for the nine months ended September 30, 2024.

Impact of changes in operating assets and liabilities - $80.6 million current period over prior period increase to operating cash flows

During the nine months ended September 30, 2025, our net cash inflows from working capital advances were $13.9 million as compared to net cash outflows from working capital advances of $11.5 million for the nine months ended September 30, 2024, an increase to operating cash flows of $25.3 million. In addition cash flows from changes in Other current assets increased $47.6 million as compared to the prior year period, driven by a one-time cash tax refund and timing of payments relative to period cutoff. Additionally, other long-term liabilities increased $16.8 million due primarily to an increase in the reserve for uncertain tax positions.

Impact of non-cash items - $15.7 million current period over prior period increase to operating cash flows

During the period ended September 30, 2025, operating cash flows included higher non-cash addbacks to net income to arrive at operating cash flows compared to prior year, consisting primarily of a $12.5 million increase in depreciation and amortization expense and a $10.4 million increase in stock-based compensation expense.

The increase in non-cash items was partially offset by a decrease in non-cash adjustments of $14.7 million related to a loss on the Warrant repurchase and redemption for the period ended September 30, 2024 that did not reoccur in the current period.

Impact of net income - $48.8 million current period over prior period decrease to operating cash flows

The overall increase in operating cash flows was offset by a decrease in net income of $48.8 million in the nine months ended September 30, 2025 compared to the prior year period, which was partially the result of $86.2 million of growth in operating expenses, a $23.7 million increase in tax expense, partially offset by an increase of $61.2 million in revenue growth, as discussed in the Results of Operations section above.

PAYONEER GLOBAL INC.

Investing Activities

Net cash used in investing activities was $169.4 million for the nine months ended September 30, 2025, a decrease of $1,644.7 million compared to net cash used in investing activities of $1,814.1 million for the nine months ended September 30, 2024.

During the nine months ended September 30, 2025, our net cash used in investing activities saw a significant decrease. During the nine months ended September 30, 2024 we were in the process of ramping up our interest rate hedging program and made significant initial investments in U.S. Treasury securities and term deposits, amounting to a net purchase of $1,641.7 million. In the current period, our purchases of these investments, net of maturities, amounted to $23.3 million, reflecting the ongoing maintenance of the hedging program. This decrease in net cash used in investing activities was partially offset by the increase in customer funds in-transit balances of $23.4 million and $15.1 million of cash paid for the acquisition of PayEco, net of cash and customer funds acquired.

Financing Activities

Net cash provided by financing activities was $37.0 million for the nine months ended September 30, 2025, an increase of $474.0 million compared to net cash used in financing activities of $436.9 million for the nine months ended September 30, 2024. Current period cash used in financing activities reflects the $136.6 million increase in customer balances since the beginning of the period which was $451.4 million lower than the $314.8 million decline in the prior year period. Additionally, share repurchases were $25.4 million lower than in the prior year period. Furthermore, $19.5 million was paid for the Warrant redemption during the nine months ended September 30, 2024, with no such payment made during the nine months ended September 30, 2025.

These increases were slightly offset by a decrease of $26.3 million in proceeds from issuance of common stock in connection with the stock-based compensation plan, net of taxes paid related to settlement of equity transaction to be remitted to employees during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in millions)
Volume	$22,305	$20,404	$62,668	$57,573

Volume grew 9% for the three months ended September 30, 2025 and the nine months ended September 30, 2025 when compared to the prior year periods, driven by growth in volumes processed for enterprise partners, including in the travel segment, continued growth in volumes from SMBs selling on marketplaces, and strong growth in volume from B2B SMBs.

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

PAYONEER GLOBAL INC.

Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Net income	$14,123	$41,574	$54,180	$102,973
Depreciation and amortization	16,140	13,510	46,083	33,630
Tax (benefit) expense on income	16,388	(19,484)	33,950	10,292
Other financial expense (income), net	5,836	(1,674)	7,613	(5,397)
EBITDA	52,487	33,926	141,826	141,498
Stock based compensation expenses(1)	17,799	17,430	56,613	46,173
M&A related expenses(2)	981	3,166	2,054	7,632
Gain from change in fair value of Warrants(3)	—	—	—	(2,767)
Loss on Warrant repurchase/redemption(4)	—	14,746		14,746
Restructuring charges(5)	—	—	2,630	—
Adjusted EBITDA	$71,267	$69,268	$203,123	$207,282

(1) Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.

(2) Amounts relate to M&A-related third-party fees, including related legal, consulting and other expenditures. Additionally, amounts for the three and nine months ended September 30, 2025 include $0.1 million and $0.5 million, respectively in non-recurring fair value adjustment of the Skuad contingent consideration liability discussed in Note 3 to our condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q.

(3) Changes in the estimated fair value of the warrants are recognized as gain or loss on the condensed consolidated statements of comprehensive income. The impact is removed from EBITDA as it represents market conditions that are not in our control.

(4) Amounts relate to a non-recurring loss on the repurchase and redemption of outstanding public warrants; refer to Note 13 to our condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

(5) Represents non-recurring costs related to severance and other employee termination benefits.

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

Interest Rate Sensitivity

The majority of our cash and cash equivalents and assets underlying customer funds were held in cash deposits and money market funds as of September 30, 2025, the fair value of which would not be materially affected by either an increase or decrease in interest rates, due mainly to the relatively short-term nature of these instruments. The fair value of our investments in term deposits and U.S. Treasury Securities, amounting to $1.8 billion, would be affected by changes in interest rates, and such changes could be material.

The Company has entered into interest rate floor contracts with respect to $1.9 billion in customer funds to limit the potential risk declining interest rates would have on our revenues from interest income, though as of the periods ended September 30, 2025 and 2024, respectively, a hypothetical 1% increase or decrease in interest rates could have a material effect on our revenues and earnings.

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

A hypothetical 10% strengthening or weakening of the U.S. dollar against the New Israeli Shekel would have had a material impact on unrealized gains (losses) recognized in AOCI at September 30, 2025.

Our foreign currency exposure also includes currencies in which our customer funds are held, or in which they are withdrawn or utilized, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Chinese Yuan, Canadian Dollar, New Israeli Shekel, Philippine Peso, Indian Rupee, Mexican Peso, Pakistani Rupee, South Korean Won, Turkish Lira, New Zealand Dollar, Australian Dollar, British Pound, and Polish Zloty. As of the nine months ended September 30, 2025 and 2024, respectively, a hypothetical 10% increase or decrease in current exchange rates could have a material impact on our financial results.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The private warrant exercise described in Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.

PAYONEER GLOBAL INC.

Share Repurchase Activities

The following table provides information with respect to repurchases made by the Company during the three months ended September 30, 2025. All repurchases listed below were made in the open market.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Progreams[2]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[2]
July 1, 2025 - July 31, 2025	2,256,245	$6.81	2,256,245	$ 38,697
August 1, 2025 - August 31, 2025	2,286,153	$6.75	2,286,153	$ 286,720
September 1, 2025 - September 30, 2025	2,077,345	$6.63	2,077,345	$ 272,951
Total	6,619,743		6,619,743
(1)	No shares were repurchased other than through a publicly announced plan or program.
(2)	On May 7, 2023, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80 million of our common stock, including any applicable excise tax. On December 7, 2023, our Board of Directors authorized an amendment to the above program to increase the authorized amount of repurchases to an aggregate amount not to exceed $250 million. The $250 million authorization amended the previous repurchase authorization, and includes the amount that remains available as of December 7, 2023 to repurchase common stock under, but not any prior repurchases effected pursuant to, the previous authorization, and any applicable excise tax. On July 30, 2025, our Board of Directors amended the existing repurchase authorization to increase the authorized amount of repurchases to up to $300 million, which amount includes amounts that remained available to repurchase common stock under, but not any prior repurchases effected pursuant to, the existing repurchase program, and any applicable excise tax. The effective date of the amended authorization was August 6, 2025, and the amended authorization expires on December 31, 2027. These share repurchases may take place from time to time, in the open market, through privately negotiated transactions or other means, including in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and total amount of repurchases is subject to the Company’s discretion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PAYONEER GLOBAL INC.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None during the three months ended September 30, 2025.

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

Date: November 5, 2025