Form 10-K
period 2025-12-31
Payoneer Global Inc.
filed 2026-02-26
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ⌧

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2025 the last business day of the registrant's most recently completed second fiscal quarter, was $2,019,068,359 based upon the closing price reported for such date on the Nasdaq Global Market.

As of February 20, 2026, there were 344,772,967 shares of the registrant’s common stock, par value $0.01 per share outstanding.

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

Overview

Payoneer is a financial technology company purpose-built to enable the world’s small and medium-sized businesses (“SMB(s)”) to grow and operate their businesses around the world by reliably and securely connecting them to the global digital economy. Payoneer was founded in 2005 and in the 20+ years since the Company’s founding, we have built a global financial stack that makes it easier for millions of SMBs and entrepreneurs, particularly in emerging markets, to access global demand and supply, pay and get paid, and manage their cross border and other financial operations needs from a single platform. Payoneer’s core value proposition is that we remove the complexity and barriers of doing business across borders for our customers. With a multi-currency Payoneer Account, businesses around the world can serve and transact with their global customers, suppliers, vendors, and partners as if they were local.

The Payoneer financial stack is comprised of a secure, regulated payment infrastructure platform that provides customers with a one-stop, global, multi-currency account to serve their comprehensive cross-border accounts receivable (“AR”) and accounts payable (“AP”) needs, including multicurrency account capabilities and services such as funds management, expense management, workforce management, and working capital. Payoneer’s global platform is built with a focus on security, stability and redundancy. The Company leverages close to 100 banking and payment service providers globally to support transactions in over 7,000 trade corridors and enable same-day and real-time settlement in over 150 countries.

Payoneer serves SMBs located in more than 190 countries and territories and operating in a wide variety of industries, and we have nearly 2 million active customers. Customers include goods exporters selling cross-border to consumers and other businesses, services companies exporting their capabilities to international clients, independent professionals, creators, contractors, and business owners capitalizing on the digitization of the workplace and remote work, vacation rental hosts, and businesses working with suppliers and vendors in different countries. Payoneer’s customers sell their goods or services either via marketplaces or directly to other businesses (B2B), and/or to customers via webstores.

Payoneer has built a meaningful brand and efficient go-to-market engine that enables us to drive customer acquisition and growth through a diverse range of channels. We leverage our global partnerships and enterprise relationships, deep local knowledge and sales presence, product- and customer-driven network effects, and organic traffic to our onboarding channels.

Payoneer has delivered strong growth: in the year ended December 31, 2025, our volume and revenue grew by 9% and 8%, respectively, compared to the year ended December 31, 2024. Volume was $87.5 billion and $80.1 billion and revenue was $1,052.8 million and $977.7 million for the years ended December 31, 2025 and 2024, respectively. See “Key Metrics and Non-GAAP Financial Measures” under the Management’s Discussion and Analysis section within this Annual Report on Form 10-K for our definition of volume and other information.

Capturing Opportunity From Strong Global Secular Trends

Payoneer is focused on capturing the opportunity from several powerful secular trends. We believe these trends continue to benefit SMBs who do business across borders and the service providers supporting them, even in the face of potential disruption from changes in global trade policy and other factors.

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

SMBs That Operate Across Borders Have a Growing Need for Payment and Commerce-Enabling Solutions

The growth of digital commerce has made it easier for SMBs to tap into overseas demand and supply. This is creating a need for new payment and commerce-enabling solutions to support these businesses. At the same time, businesses serving global customers must deal with complex local requirements in each of the markets in which they do business, often need to manage multiple banking relationships globally and face inefficiency and high transactional cost. This is especially true in emerging markets, where despite their digital maturity, many SMBs have access to only the most basic banking and payment services offered by their local financial institutions. Global banking and payment services mostly remain out of reach, forcing emerging market SMBs to seek alternative partners to help them manage their cross-border AR and AP needs.

The Shift Towards a More Global Supply Chain and Outsourced Workforce

Labor shortages, rising wages, increasing costs from persistent inflation, and a general trend towards greater globalization are all driving businesses of all sizes to re-evaluate their workforce and sourcing strategies. Companies are looking across borders, particularly to emerging markets, for talent and leveraging independent professionals and contractors that can provide greater organizational and expense flexibility. Previously, outsourcing was more readily accessible to large corporations. The development of outsourcing platforms and the growth in the number of companies providing managed workforce services has made access to global labor available to SMBs. Businesses are also increasingly diversifying and globalizing their supply chains to access high-quality, lower-cost products and materials, and to strengthen their business resiliency.

Global Regulatory and Compliance Requirements are Constantly Evolving

The provision of cross-border payment services is complex and highly regulated, and ongoing changes in the regulatory landscape mean scale, expertise, and technology enabled processes are critical to success. Traditional financial institutions serving SMBs, and even modern fintech companies often lack experience in emerging markets and lack the ability to manage scaled customer onboarding and a global risk management program. Compliance programs must address global challenges and multiple regulatory frameworks designed to prevent money laundering and terrorist financing. There are few options available to SMBs that provide a comprehensive global solution. We believe this presents a significant competitive differentiator for Payoneer as we have built robust compliance infrastructure, grounded in a “compliance first” approach, and have two decades of experience navigating the challenges associated with cross-border payments, particularly into emerging markets.

Our Key Differentiators

Global SMBs use their Payoneer Account to manage their end-to-end AR and AP payment flows. Sources of AR include large global marketplaces, trading partners, corporate buyers and sellers, other small firms, and their end customers. SMBs use Payoneer to manage their funds in multiple currencies. They can send funds to their local bank accounts, pay for expenses using our card products, make payments through our in-network ecosystem, and pay suppliers, service providers, and workers in multiple currencies. They can also access working capital and other financial services from Payoneer and via third parties.

The power of the Payoneer platform comes from the following pillars:

Technology and Infrastructure

Payoneer delivers technology-based services to our customers through a proprietary technology infrastructure that includes secure application programming interfaces (“APIs”) as well as web and mobile applications. Our platform supports millions of transactions, hundreds of thousands of new applicants monthly, and processes tens of billions of dollars of volume annually. We are continually working to meet more of our target customers’ cross-border financial and operational needs. Our financial stack uses certain proprietary technology, including that which supports our customer-facing systems, back-office systems and risk management and compliance systems. We also rely on a wide range of third-party systems for specialized capabilities, which are integrated into our platform. We make significant and ongoing investments in our cybersecurity infrastructure and processes and are also investing in AI capabilities both to improve customer experience and to increase the efficiency of our operations.

Trusted Global Brand Supported by Local Teams

Payoneer’s customers are located in more than 190 countries and territories. To effectively serve this global customer base, we have regional sales hubs including in the U.S., Israel, Hong Kong, China, Singapore and India, and customer support hubs, including outsourced service centers, in China, India, Israel, the Philippines, Korea, Poland, Romania and Guatemala. These teams provide around the clock customer care in a wide range of languages across multiple channels, including mobile, online chat, email, phone and via social media. Payoneer also has a large network of customer success managers and customer support staff globally, providing support in a wide range of languages and promoting and supporting customer retention and growth. They enable the Company to build strong, localized relationships with customers and prospects through hosted events, industry gatherings, channel and affiliate partnerships, and direct targeting.

Data Creates Competitive Differentiators and Delivers Value to Customers

Every payment a business accepts or makes also creates an opportunity for us to develop a deeper understanding of their business. Payoneer uses data insights to improve the customer experience, build and market additional features and services which in turn accelerates commercial activity, increases volume, brings more customers into our network, and further strengthens and grows our ecosystem. Payoneer has built machine-learning models leveraging the data that we collect in the ordinary course of our operations and services. These models enable us to make informed predictions to better serve our customers’ needs. For instance, we apply our machine-learning models in key areas such as lifetime value assessment, risk management and working capital underwriting. Utilizing these unique data insights, enables us to offer new products and features, improve engagement and drive growth and improved profitability.

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

We are regulated as a non-bank financial institution in key markets around the world, namely the United States, Europe, the United Kingdom, Hong Kong, Japan, Singapore, China, and Australia, via local subsidiaries. In the United States, we are registered as a Money Service Business and are licensed as a Money Transmitter in all U.S. states in which such licenses are necessary for our business and in the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Payoneer Europe Limited is an Electronic Money Institution authorized by the Central Bank of Ireland covering the European Economic Area (“EEA”) and is an approved Mastercard® issuer. Payoneer Payment Services (UK) Limited is an Electronic Money Institution authorized by the United Kingdom’s Financial Conduct Authority. Payoneer Hong Kong Limited is a licensed Money Services Operator with the Customs and Excise Department in Hong Kong. Payoneer Japan Limited is a Registered Fund Transfer Service Provider with the Kanto Finance Bureau in Japan. Payoneer Singapore Private Limited is licensed by the Monetary Authority of Singapore as a Major Payment Institution. Payoneer Australia Pty Ltd is licensed by the Australian Securities and Investment Commission to deal in non-cash payment products. We also have a regulatory authorization in India, where we act as an Online Payment Gateway Service Provider (“OPGSP”), as approved by the Reserve Bank of India (“RBI”) while Payoneer India Private Limited (“Payoneer India”) received in-principle authorization from the RBI as Payment Aggregator-Cross Border (“PA-CB”), with final authorization pending RBI approval, which is subject to completion of certain customary conditions. Payoneer Payments (Guangdong) Co., Ltd holds a payment business license issued by the People’s Bank of China. Customers receiving regulated financial services are onboarded to and receive terms and conditions from one or more of the regulated entities in our group, depending on the customer’s country of residence or incorporation and the products provided. Each of our regulated entities is obligated to implement compliance programs, protect customer funds and meet other regulatory obligations under the supervision and oversight of the local regulators.

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

Key Customer Segments

SMBs Doing Business on Global Marketplaces

Payoneer is a market leader in the global e-commerce and service marketplaces payouts business and enables SMBs from around the world to access the aggregated consumer demand on these marketplaces and get paid as if they were local to where the marketplace sale occurs.

B2B SMBs

Payoneer also serves SMBs looking to pay, and get paid directly by, other businesses ("B2B SMBs"). We enable SMBs to create and manage invoices, bill their customers in multiple currencies, and support local and global payment methods. We enable SMBs to pay their suppliers, vendors, and contractors in multiple currencies and countries, one by one or in bulk. In addition, we provide global workforce and payroll management services to SMBs to help engage, onboard, pay and manage their international employees and contractors.

SMBs Selling Direct to Consumer

Payoneer supports SMBs selling Direct to Consumer (“DTC”) via our Checkout product, which customers can use to sell directly to consumers around the world via their web store or via an integration into commerce enabling platforms. This extension of our financial stack enables us to serve more of our customers’ needs and increase the value we provide to them.

Payoneer’s Financial Stack

Payoneer is purpose-built for SMBs doing business cross-border and we are able to support a wide range of customers and deliver a growing product and feature set to meet their needs.

The Payoneer Account

The Payoneer Account enables SMBs to receive, manage, and make payments in multiple currencies. Our customers can receive funds from marketplaces, other businesses and customers, trading partners and more. They can accept payments locally in the country where their buyer is located and, often, in the buyer’s local currency. Once the funds are in the SMB’s Payoneer Account, they are available to use as the customer decides, including by withdrawing into a local bank account, paying their suppliers and vendors or converting into different currencies before transferring. Our customers find significant value in the ability to hold and transact in multiple currencies, and to choose how and when they use these funds for their accounts payable needs across the various markets in which they operate.

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

Payoneer Checkout

Payoneer Checkout enables SMBs in certain jurisdictions to accept payments from customers around the world via their web store or via an integration into commerce enabling platforms. Checkout is another source of AR that SMBs can manage in their Payoneer Account, enabling merchants to unify their business across sales channels and better track all of their global sales activities. In 2025 we announced a new partnership with Stripe to enhance and scale our Checkout offering.

Working Capital Solutions

Payoneer provides certain SMBs with access to working capital and lines of credit with amounts advanced typically ranging from $500 to $10 million, either directly or through third party lenders. We leverage machine learning models and underwriting processes to effectively manage risk while providing a valuable service to our customers.

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

Our Growth Strategy

Payoneer is solving key customer needs through our differentiated product offering and financial stack strategy and we believe we are well positioned to capture significant growth opportunities from long-term secular trends. We intend to drive continued growth and increasing efficiency by focusing on a few key areas:

Adding Customers Who Fit Our Target Customer Profile

Payoneer has nearly 2 million active customers who have a Payoneer Account and were active over the trailing twelve month period. We are focused on growing the number of customers who fit our target economic and risk profile. In recent years we have increasingly moved upmarket to target larger customers with more complex cross-border financial operations needs, and we aim to increase the number of these types of customers through both continued customer acquisition efforts and improved retention and growth. Our acquisition strategy involves leveraging our efficient go-to-market engine to acquire and engage with more SMBs. Payoneer has three primary acquisition channels: partnerships and other relationships with ecosystem participants such as e-commerce platforms, our direct sales and marketing team, and organic traffic which benefits from our strong brand and network effects. We are also focused on improving our customer retention through initiatives to drive improved service and experience, as well as differentiated pricing models and bundling of products and services.

Platform and Product Investments to Deliver More Value to Customers and Drive Greater Average Revenue Per Customer

Payoneer is making meaningful investments in extending our financial stack to add additional and enhanced financial management capabilities and additional financial services, and in driving greater customer adoption of multiple products and services, to increase the amount of revenue we generate per customer. As part of our platform strategy we are investing in AI capabilities both to improve customer experience, and to increase the efficiency of our operations. We are also investing in stablecoin capabilities to further increase the range of products and capabilities we offer to our customers.

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

Competition

Payoneer operates on a global scale and faces a very broad set of competitors. There are many types of payment providers that offer global payment services including global treasury banks that serve large corporate accounts; small local and regional banks that focus on serving local SMBs; FX companies that focus on serving SMB importers and exporters; global digital payment platforms like PayPal, Ant Group, Airwallex, or Wise; global card networks; Neobanks; SMB-focused B2B payment providers like Bill.com; mass payout service providers that specialize at providing services to enterprises and marketplaces; SMB AP/AR SaaS providers; merchant service providers like Adyen, Braintree and Stripe; and local companies that focus on enabling SMBs in one or more local markets to sell on digital marketplaces globally. For example, in China we face competition from a number of regional payment providers that serve the large greater China region. In some cases, marketplaces provide their own payment capabilities to support payments to sellers. Additionally, we compete with global payroll and human resources companies through our workforce management and employer of record products.

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

Outside of the U.S., we provide our payment services to customers through various regulated subsidiaries. The activities of those non-U.S. entities are supervised by the financial regulatory authority in the jurisdictions in which they operate and under which they are licensed to provide services. For example, in Europe we are licensed in Ireland by the Central Bank of Ireland (authorized pursuant to the European Union (“EU”) passporting rules to provide electronic money services and payment services under its license in all countries in the EEA). These regulatory authorities include the People’s Bank of China (“PBOC”) in China, the Australian Securities and Investment Commission in Australia, the Customs and Excise Department in Hong Kong, the Kanto Finance Bureau in Japan, the Monetary Authority of Singapore in Singapore, and the Financial Conduct Authority in the United Kingdom. Payoneer Inc. also acts as OPGSP as approved by the Reserve Bank of India, for the purpose of facilitating cross-border payments for Indian residents. In addition, Payoneer Canada Limited has applied to the Bank of Canada for a payment service provider license; recently, Payoneer India was granted in-principle authorization from the Reserve Bank of India as a Payment Aggregator Cross Border (Inward and Outward transactions); and Payoneer Inc. has applied to the Israel Securities Authority for a payment services provider license. There are numerous other regulatory agencies that have or may assert jurisdiction. The laws and regulations applicable to the payments industry in any given jurisdiction are subject to interpretation and change.

Numerous laws and regulations govern the payments industry in the U.S. and internationally. Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to U.S. federal and state and foreign laws and regulations. As a cross-border digital payment platform, our business includes the facilitation, through our network of bank and local payment partners, of the acceptance and/or payout of funds. As such, we are subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate, including (but not limited to) those governing payment services (including payment processing and settlement services), stored value, cross-border and domestic money transmission, factoring, foreign exchange, anti-money laundering, and counter-terrorist financing. The legal and regulatory requirements applicable to us are extensive, complex, frequently changing, and increasing in number, and may impose overlapping and/or conflicting requirements or obligations. For example, in 2025, we obtained a payment business license in China through the acquisition of PayEco Finance Information Holding Corporation, parent company of Easylink Payment Co. Ltd. (now Payoneer Payments (Guangdong) Co., Ltd), a local licensed entity, in anticipation of the evolving regulatory landscape in China.

We are also subject to laws and regulations that apply to businesses in general, such as those relating to employment, consumer protection, data protection and privacy, worker confidentiality obligations and taxation, as well as to the numerous laws and regulations which govern the workforce management services we provide. As an online business, we are also subject to laws and regulations governing the internet, such as those relating to intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, search engines and internet tracking technologies, and could be affected by potential changes to laws and regulations that affect the growth, popularity or use of the internet, including with respect to net neutrality and taxation on the use of the internet or e-commerce transactions.

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

Payoneer’s KYC program includes: (i) policies and procedures for collecting and verifying information on the identity of customers and their businesses; (ii) policies and procedures for gathering further information about customers to gain a better understanding of the relationship and anticipated transaction activity, including a periodic review of the customer’s account information, if warranted; and (iii) policies and procedures for monitoring customer activity throughout the lifecycle of the relationship.

Our Customer Approval Policy is informed by our AML/CTF Risk Assessment, which determines the level of AML/CTF risk posed to Payoneer by its product offerings, customer base, business geographies, distribution channels, and technologies, as well as the effectiveness of Payoneer’s compliance-related controls, policies, and procedures in mitigating these risks. Such risks stem from applicable legal/regulatory requirements, the nature of Payoneer products/services (including features, customers and geographic reach) and the record of actual performance of the Payoneer AML/CTF compliance program. These risks are mitigated, among other controls, by the KYC controls and requirements outlined in our policies and procedures.

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

The data privacy and protection laws and regulations to which our business is subject may apply to personal information and data concerning our customers, employees or other third parties who interact with us, and include the California Consumer Privacy Act (as amended by the California Privacy Rights Act, collectively the (“CCPA”)), data breach notification laws in all 50 states in the United States, the Personal Information Protection and Electronic Documents Act, the CAN-SPAM Act, Canada Anti-Spam Law, the Telephone Consumer Protection Act, Section 5(c) of the Federal Trade Commission Act, the European Union’s General Data Protection Regulation (“GDPR”), and other laws, enactments, regulations or orders transposing, implementing, adopting, supplementing or derogating from, the GDPR in each EEA member state, including the Irish Data Protection Act 2018, the United Kingdom retained EU law version of GDPR as defined in the Data Protection Act 2018, and as amended from time to time (UK GDPR), the European e-Privacy Directive currently implemented through national European laws, the Data Security Law of the People's Republic of China, the Personal Information Protection Law of the People's Republic of China, Brazil’s Lei Geral de Proteção de Dados Pessoais, the Australian Privacy Act of 1988, Singapore Personal Data Protection Act 2012, Hong Kong Personal Data (Privacy) Ordinance, Japan’s Act on the Protection of Personal Information, India’s Digital Personal Data Protection Act, 2023, supplemented by the Digital Data Protection Rules 2025, and other data protection or privacy legislation in force from time to time. These laws and their implementing regulations generally restrict certain collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of personal information. These laws may also impose requirements for the safeguarding and proper destruction of personal information and may impose obligations to provide notification of security breaches affecting personal information to authorities and individuals impacted by such breaches.

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

Additionally, such laws and regulations may be inconsistent across jurisdictions or conflict with other rules. The applicability of these laws and regulations to us, and their scope and interpretation, are often uncertain, particularly with respect to laws and regulations outside the United States. Because the laws and regulations governing payment services and data privacy and security are constantly evolving and striving to keep pace with innovations in technology and media, it is possible that we may need to materially alter the way we conduct some parts of our business activities or we may be prohibited from conducting such activities altogether at some point in the future. For additional information regarding some of the risks relating to data privacy and security, see “Risk Factors - Regulatory Risks Related to Payoneer - Our business is subject to complex and evolving regulations and oversight, in relation to privacy and data protection. Failure to comply with applicable data protection laws and regulations could subject us to significant fines and reputational harm and could materially adversely affect our results of operations.”

Human Capital

Payoneer’s ability to execute its strategy—connecting underserved businesses to the global economy—depends on the strength, engagement, and productivity of our people. As of December 31, 2025, we employed approximately 2,540 individuals (including full-time, part-time, temporary employees and full-time consultants) across 43 locations in 36 countries; approximately 51% of our workforce is based in Israel. We also engage contractors to support specific business needs. We continually evaluate workforce composition, location, and skills to align with business priorities, operating efficiency, and regulatory requirements.

Our culture is defined by clear principles that guide how we work and serve customers: act as our customer’s partner on the inside; do it, own it; continuously improve; and build each other up. These principles are embedded in leadership expectations, people processes, and day-to-day decision making, supporting accountability, collaboration and professional growth.

We operate in competitive talent markets and in multiple jurisdictions with evolving regulatory requirements. We manage human capital as a strategic asset focused on four objectives: talent density, organizational excellence, labor productivity, and frictionless employee experiences.

We invest in professional growth through role-based learning, manager enablement and leadership development. Our Top Talent program is a cohort-based, year-long initiative for rising leaders that combines executive coaching, in-person learning, and exposure to senior leadership.

We design compensation programs to be market-aligned and performance-based, balancing base pay, bonus, and equity to recognize impact and support retention. Benefits emphasize health, safety, and well-being, including access to a global employee assistance program, mental health resources, and locally appropriate healthcare and wellness programs. We regularly assess employee experience and simplify core processes (e.g., onboarding, transitions, and self-service support) to reduce friction for employees and managers.

We use surveys and feedback channels to measure engagement, alignment, leadership effectiveness, and decision quality. Insights inform action plans at the enterprise and department level

To evaluate human capital outcomes and inform personnel decisions, we track measures such as voluntary attrition, high-performer retention, quality of hiring, internal mobility, revenue per headcount, labor cost efficiency, and workforce distribution across locations.

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

We consider our digital payment platform, which provides payment, financial, merchant, working capital solutions and other services to companies, marketplaces, e-commerce sellers, freelancers, and others, to be our proprietary technology. The development and management of our platform require sophisticated coordination among many specialized employees. We believe that duplication of this coordination by competitors or individuals seeking to copy our platform would be difficult, and to protect our technology and our platform, we implement multiple layers of security.

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

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. If any such risks and uncertainties actually occur, our business, prospects, financial condition, results of operations and stock price could be materially adversely affected. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations. The risk factors described below should be read together with the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC.

Summary of the Material Risks Associated with Our Business

These risks include, but are not limited to, the following:

●	Our success depends on our ability to develop products and services to address or adapt to the rapidly evolving markets that we serve, and if we are not able to implement successful enhancements and new features for our platform, products and services, we could lose customers or have trouble attracting new customers, and our ability to grow may be limited.
●	If our counterparty financial institutions, banking partners or payment processors seek to terminate or adversely change our relationship due to regulatory, policy, commercial, our failure to comply with the applicable requirements of our counterparty, or any other reason, it may materially adversely affect our business.
●	Declines in e-commerce utilization generally, and any factors that reduce cross-border trade or cross-border digital commerce, make such trade or commerce more difficult or diminish e-commerce sales and/or limit activity of e-commerce marketplaces, could have a material adverse effect on our business, financial condition and results of operations.
●	Our failure to appropriately manage our customer funds or to retain and grow customer funds balances could materially harm our business or our results of operations.
●	We are subject to risks associated with changes in interest rates, including their impact on interest income revenue and the market value of our time deposits and U.S. Treasury Securities, which could materially adversely affect our results of operations.
●	Our business may be materially adversely affected by geopolitical and other risks associated with doing business globally and managing a distributed workforce. As we continue to support international markets, expand our services and distribute our workforce globally, including within emerging markets, we may become more susceptible to these risks.
●	If we fail to comply with the applicable rules and policies of the payment network card schemes or the terms of a payment network card scheme license, they could seek to fine us, suspend us or terminate our participation license, as applicable, which could materially adversely affect our business.
●	If a marketplace or enterprise customer were to prevent our customers from using our services to receive payments from such marketplace or enterprise customer, or if we are unable to renew certain marketplace and enterprise customer contracts or are required to adjust certain contract components at unfavorable terms or we lose a significant enterprise or marketplace customer, our results of operations and financial condition may be materially adversely affected.
●	Substantial and increasingly intense competition in the worldwide financial services and payments industry, including on pricing and payment alternatives, could materially adversely affect our margins, business and results of operations. Competitive activity by our partners and enterprise customers that insource payment services or directly compete against our services could materially adversely affect our business.
●	Failure to effectively deal with bad, fraudulent or fictitious transactions and material internal or external fraud could materially negatively impact our business. Use of our payment services for illegal purposes could materially harm our business.
●	Cyberattacks and security vulnerabilities, unauthorized disclosure and destruction or modification of data through cybersecurity breaches, computer viruses or otherwise, or disruption of our services, can result in material harm to our reputation, business, financial condition and results of operations.
●	We rely on third parties to provide services and could be materially adversely impacted if they fail to fulfill their obligations or if our arrangements with them are terminated and suitable replacements cannot be found on commercially reasonable terms or at all.
●	Our business depends on our strong and trusted brand, and failure to maintain and protect our brand, or any damage to our reputation, or the reputation of our partners, could have a material adverse effect on our business, financial condition or results of operations.

●	Our systems and our third-party providers’ systems may be subject to system failures or capacity constraints, and resulting interruptions in the availability of our platform, products, or services, including the accessibility of our solutions through mobile devices, could materially harm our business.
●	Our business is subject to extensive regulation and oversight in a variety of areas, all of which are subject to change and uncertain interpretation.
●	Failure to comply with anti-money laundering, anti-bribery, economic and trade sanctions regulations and similar laws, could subject us to significant penalties and other material adverse consequences.
●	As a significant portion of our revenue is generated from China, any material negative impact to our ability to serve customers based in China could materially adversely affect our results and exacerbate the other risks set forth herein.

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

The markets for our products and services are characterized by constant and rapid technological changes, frequent introduction of new products and services, and increasing customer expectations. For example, the evolution of new payment methods, including stablecoins, cryptocurrencies, and faster payment rails are reshaping customer expectations and industry standards, requiring us to continuously enhance our platform and adapt our offerings. At the same time, AI-driven capabilities are redefining how products are built and deployed, while regulatory changes open doors to alternative payment models and cross-border solutions.

Our ability to adapt to these shifts in a rapidly changing landscape, invest strategically, and update our platform, to enhance our current products and services and to develop and introduce innovative products and services can significantly affect our future success. We may not be successful in developing, marketing or selling new products and services or in updating our platform in a way that meets these demands or achieve market acceptance. We must anticipate and respond to these changes in order to remain competitive within our relevant markets. Our ability to continue to develop innovative products and services for our customers could have an impact on our ability to retain customers and on their continued use of our platform. In addition, developing new and competitive services and offerings in response to industry-wide standards, including those related to safety and security, as well as evolving regulatory requirements, may require significant investment. If we are unable to anticipate or respond or adapt to technological or regulatory changes or evolving industry standards and demands on a timely basis, our ability to remain competitive, and our results of operations, could be materially adversely affected.

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

We are dependent on our relationships with a number of third-party financial institutions, banking partners and payment processors to support our operations, with services such as collection, payment, processing and clearing, and settlement for the transactions we process, as well as holding and disbursement of customer funds. Without these relationships, we would not be able to process payments or settle transactions in relevant markets. In the event our agreement or relationship with a third-party financial institution, bank partner or payment processor is terminated or adversely changes due to regulatory, policy, commercial, our failure to comply with the applicable requirements of our counterparty, or any other reason, or if upon its expiration we are unable to renew the agreement on terms favorable to us, or at all, it may be difficult for us to replace these services which may materially adversely affect our operations and profitability.

These agreements and relationships may give our counterparties substantial discretion in approving certain aspects of our business practices, including our application and qualification procedures for customers, and require us to comply with certain legal and operational requirements. Discretionary actions of our counterparties under these agreements and relationships could impose material limitations to, or have a material adverse effect on, our business, financial condition and results of operations. Furthermore, our financial results could be materially adversely affected if our costs associated with such relationships materially change or if any material penalty or claim for damages is imposed as a result of our breach of the agreement with them or their other requirements. These relationships are also subjects to the risks associated with third-party service providers and vendors in general, as more fully described elsewhere in this Risk Factors section.

In addition, given we have significant amounts of cash, cash equivalents, receivables and other current and non-current assets outstanding, including assets underlying our customer balances and other investments on deposit or in accounts with banks or other financial institutions in the United States and other countries in which we operate, including derivatives in connection with our interest rate risk management strategy, we may be, and have been, exposed to the risk of default by, or deteriorating operating results or financial condition or failure of, these counterparty banks and financial institutions. The risk of counterparty default, deterioration, or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one or more of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover our assets that are deposited, held in accounts with, or otherwise due from, such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings, as has previously occurred, and we could incur significant losses or suffer reputational damage, which could materially and negatively impact our results of operations and financial condition.

Declines in e-commerce utilization generally, and any factors that reduce cross-border trade or cross-border digital commerce, make such trade or commerce more difficult or diminish e-commerce sales and/or limit activity of e-commerce marketplaces, could have a material adverse effect on our business, financial condition and results of operations.

We generate significant portions of our volume by processing online payments from marketplaces and e-commerce platforms to merchants and generate significant portions of our revenues from merchants’ utilization of the payments they receive. Any decline in e-commerce utilization or cross-border trade or cross-border digital commerce could materially adversely affect our business. The extent of such impact will depend on a variety of highly uncertain factors any of which could lead to a decrease in e-commerce utilization or cross-border trade or cross-border digital commerce, including general macroeconomic trends and global economic conditions, such as inflation and recessionary conditions impacting business and consumer spending, supply chain disruptions, changes in government regulation, trade policies, users’ access to the internet, user preference, consumer behavior, actual or perceived online security concerns or the effects of widespread health epidemics. For example, the COVID-19 pandemic drove a shift in buying patterns from brick-and-mortar stores to e-commerce, while the reopening of economies, coupled with inflation, supply chain disruptions and consumer purchasing behavior changes, drove a softening in e-commerce growth rates.

In addition, cross-border trade (i.e., transactions where the merchant and buyer are in different countries) is imperative to our business as a source of revenue and profits. Cross-border transactions generally provide payment providers higher revenues and operating income than similar transactions that take place within a single country or market. Cross-border trade also represents our primary (and in some cases, our only) presence in certain important markets. Cross-border trade is subject to, and may be negatively impacted by, foreign currency exchange rate fluctuations as well as other macro-economic conditions and governmental and other actions that restrict or otherwise impact such cross-border trade. In addition, the interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the merchant and of the buyer) are often extremely complicated in the context of cross-border trade and foreign exchange. Changes to or the interpretation and/or application of laws, including related to taxation, and regulations applicable to cross-border trade and foreign exchange could further impose additional requirements and restrictions, increase costs, and present conflicting obligations. Any factors that increase the costs of cross-border trade for us or our customers or that restrict, delay, or make cross-border trade more difficult or impractical, such as trade policies or higher tariffs (as imposed by certain countries during 2025 and in recent months, including the U.S.), and general macroeconomic trends and global economic conditions, could reduce our cross-border transactions and volume, materially and negatively impact our revenues and profits and materially harm our business. For example, the tariffs imposed on goods originating from China by the U.S. during 2025 contributed to increased costs and uncertainty for certain merchants engaged in cross-border trade between U.S. and China and likely had a certain impact on our transaction volumes and customer spend in certain corridors. While the overall tariff impact on our business was difficult to quantify, continued or expanded tariffs, retaliatory measures, or similar trade restrictions could further reduce cross-border e-commerce activity and materially adversely affect our business.

Our failure to appropriately manage our customer funds or to retain and grow customer funds balances could materially harm our business or our results of operations.

We hold a substantial amount of funds belonging to our customers, including balances in customer accounts and funds in process of being remitted, at third-party financial institutions in the form of either demand deposits, time deposits, or U.S. Treasury Securities. We hold, and in certain jurisdictions are required to hold and segregate, eligible liquid assets equal to at least 100% of the aggregate amount of all customer funds held by our licensed entities. Our ability to manage and accurately account for the assets underlying our customer funds and comply with applicable liquid asset requirements and applicable regulations requires a high level of internal controls. Our continued success requires that our customers have confidence in our ability to properly manage customer balances and handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to appropriately manage our customer funds in compliance with applicable regulatory requirements could result in reputational harm, lead customers to discontinue or reduce their use of our products, to withdraw funds held with us and could result in material penalties and fines and additional restrictions, each of which could materially harm our business and could materially adversely affect our results of operations.

Since we transfer and hold large amounts of funds for our customers, our trustworthiness and reputation are fundamental to our business. The occurrence of any operational disruptions or errors due to, for example, software defects, service disruptions, employee misconduct, security breaches, or other similar actions, omissions or errors could result in material financial losses to our business and our customers, damage to our reputation, or termination of our agreements with financial institutions and partners, each of which could result in loss of customers; reduced or slower adoption of our products and sales of our platform; legal claims against us; regulatory enforcement action; or diversion of our resources, including through increased service expenses or financial concessions, and increased insurance costs. Though we have insurance that is reasonable assessed to accounts for our business profile and our exposures, there can be no assurance that the insurance we maintain will be available or sufficient to cover any and all losses. If we suffer significant losses or reputational harm as a result, our business, results of operations, and financial condition could be materially adversely affected.

When customers seek access to their cash balances, our primary source of liquidity is comprised of our demand deposits held at financial institutions. The availability of these funds could be impacted by the financial condition of the institutions within our network of providers. Given the above, and since we hold the funds underlying our customer balances with multiple banks globally, we are also subject to the risks described elsewhere in this Risk Factor section that relate to the reliance on services provided by third parties and our dependence on banks and other financial institutions.

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

In addition, as noted elsewhere in this Risk Factors section, our success depends on our ability to develop products and services to address or adapt to the rapidly evolving markets that we serve, including our ability to implement successful enhancements and new features for our platform, products and services. If we are unable to do so, we could lose customers or have trouble attracting new customers, and this, as well as macro-economic and geopolitical conditions more generally, including those factors discussed further elsewhere in our Risk Factors, each could result in a decline in customer balances, which would reduce our revenue from interest income and could materially adversely impact our results of operations.

We are subject to risks associated with changes in interest rates, including their impact on interest income revenue and the market value of our time deposits and U.S. Treasury Securities, which could materially adversely affect our results of operations.

A portion of our earnings are derived from interest income earned on both corporate funds and customer funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies and, of particular relevance for us, the U.S. Federal Reserve. Post-pandemic interest rate increases by the U.S. Federal Reserve benefitted our earnings during the year ended December 31, 2023. In 2024, in spite of interest rate declines, we continued to benefit from the relatively higher interest rates environment. In 2025, the Federal Reserve continued to lower the benchmark, by a total of 75 basis points, and there remains uncertainty as to the timing and magnitude of future interest rate changes. These interest rate cuts resulted in a decline in our interest income in the year ended December 31, 2025. A further decline in interest rate levels could further reduce the interest income earned on customer balances and/or corporate funds, which may materially adversely impact our results of operations.

In addition, as further discussed above, changes in interest rates could affect the market value of our time deposits and U.S. Treasury Securities such that they are redeemable at a price below their carrying value.

Our business may be materially adversely affected by geopolitical and other risks associated with doing business globally and managing a distributed workforce. As we continue to support international markets, expand our services, and distribute our workforce globally, including within emerging markets, we may become more susceptible to these risks.

Our business is subject to risks associated with doing business internationally. Operating in or providing services to customers in foreign countries, including Greater China, India and other Asian countries, Ukraine and other European countries, and Israel, subjects us to multiple risks that may have a material adverse effect on our results of operations, including:

●	geopolitical events, including acts of war, nationalism and terrorism, natural disasters, major public health issues (such as the COVID-19 pandemic and its variants), political instability, social unrest or human rights issues;
●	differing local product preferences and product requirements;
●	partial or total expropriation of international assets;
●	economic sanctions and trade protection measures, including tariffs (as imposed by certain countries during 2025 and in recent months), import-export restrictions, or boycotts;
●	differing enforceability and protection of intellectual property and contract rights;
●	different, uncertain, or more stringent user protection and data protection, privacy and management requirements and other laws; and
●	potentially negative consequences from changes in or interpretations of income and non-income tax laws or policies.

For example, the ongoing war in Ukraine and the subsequent economic sanctions imposed on Russia, Belarus and certain territories in Ukraine have, and may continue to negatively impact our revenue derived from services provided to customers from impacted countries. We do not provide services to customers in Russia, and have limited our payment services to Belarus customers. It is not possible to predict the broader consequences of this conflict, but the continuation or further escalation of the conflict, along with any expansion to surrounding areas, may have a material adverse effect on our results of operations.

Additionally, approximately 51% of our global employee base, including certain management members and approximately 79% of our research and platform development resources, are employed or engaged by our Israeli subsidiary, Payoneer Research & Development Ltd., as of December 31, 2025. Accordingly, political, economic, military, and regional conflict conditions in Israel and the surrounding region may directly affect our business and operations. In October 2025, a ceasefire between Israel and Hamas entered into effect, to end a two-year long war between them that started on October 7, 2023. During the war, conflicts between Israel and Hezbollah, Iran and other proxies of the Iranian regime were also involved. To date, the war did not have a material impact on the Company’s business and operations: revenues derived from customers based in Israel have been immaterial, an insignificant portion of our Israeli workforce had been called to military reserve duty and continuity plans and contingencies were in place. We subsequently worked to reduce operational dependency in the region. However, the volatility in the region is high, and the state of the regional conflicts remains highly uncertain and could reignite, worsen or expand, which could, in turn, impact our operations, the economic conditions and activity in Israel, the region and the broader global economy, and may have a material adverse effect on Payoneer’s operations and financial results.

Violations of the complex foreign and United States laws, rules and regulations that apply to our international operations, including violations of any sanctions, can result in material fines, criminal actions, or sanctions against us, our officers, or our employees, or other enforcement actions; prohibitions or limits on the conduct of our business; the diversion of operational resources; and damage to our reputation. Our policies and procedures may not be effective in preventing violations by our employees, contractors, vendors or agents. These risks are inherent in our international operations and their expansion may increase our costs of doing business internationally, and could materially harm our business, results, and reputation. In addition, we may from time to time undertake projects and make investments in countries in which we have little or no previous investment or operating experience. We may not be able to fully or accurately assess the risks of investing in such countries, or may be unfamiliar with the laws and regulations in such countries governing our investments and operations. As a result, we may be unable to effectively implement our strategy in new jurisdictions. Investment opportunities in certain jurisdictions also may be restricted by legal limits on foreign investment in local assets or classes of assets.

If we fail to comply with the applicable rules and policies of the payment network card schemes or the terms of a payment network card scheme license, they could seek to fine us, suspend us or terminate our participation license, as applicable, which could materially adversely affect our business.

Payoneer (through our subsidiary) is licensed by Mastercard as a card issuer and is engaged with other Mastercard-licensed card issuers and is registered as a card program manager. Payoneer is also (through subsidiaries) registered as a payment facilitator with Mastercard and Visa® and is engaged and registered with several acquirers as a merchant. As such, we are subject to card association and network rules that could subject us to a variety of material fines or penalties that may be levied by the card associations or networks for certain acts or omissions by us. In addition, we are subject to the Payment Card Industry (“PCI”) Data Security Standard enforced by the major card brands, and are listed with Mastercard as an SDP compliant service provider.

The failure to comply with these rules can result in the imposition of material monetary fines, and our member registrations or certifications could be suspended or terminated. The suspension or termination of our member registrations or certifications, or any changes to the association and network rules, that we do not successfully address, or any other action by the card networks to restrict our ability to process transactions over such networks, could limit our ability to provide transaction processing services to customers and result in a significant reduction of revenue or increased costs of operation, which, in either case, could have a material adverse effect on our business and results of operations. Our removal from networks’ lists of Data Security Standard compliant service providers could mean that existing customers, partners or other third parties may cease using or referring our services. Also, prospective customers, partners or other third parties may choose not to consider us for their processing needs. In addition, the card networks could refuse to allow us to process through their networks. Any of the foregoing could materially adversely impact our business, financial condition or results of operations.

Changes to these network rules or how they are interpreted could have a material impact on our business and financial results. For example, from time to time, card associations and debit networks, including the card networks which we operate under, increase the processing and other card scheme fees that they charge. It is possible that competitive pressures will result in us absorbing a portion of such additional increases in the future, or result in us not being able to increase our own fees, which would increase our operating costs, reduce our profit margin, limit our growth, and may materially adversely affect our business, results of operations and financial condition. In addition, the various card associations and networks prescribe certain capital requirements. Any increase in the capital level required would further limit our use of capital for other purposes. Future changes to or interpretations of the network rules that are inconsistent with the way we currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes, the networks could pass on material fines and assessments in respect of fraud or chargebacks related to our customers or disqualify us from processing transactions if satisfactory controls are not maintained, which could have a material adverse effect on our business, financial condition and results of operations.

If a marketplace or enterprise customer were to prevent our customers from using our services to receive payments from such marketplace or enterprise customer, or if we are unable to renew certain marketplace and enterprise customer contracts or are required to adjust certain contract components at unfavorable terms or we lose a significant enterprise or marketplace customer, our results of operations and financial condition may be materially adversely affected.

A significant portion of our revenues is derived from SMBs and entrepreneurs that sell on or through large marketplaces and enterprise customers ecosystems. The loss of business associated or connected with a large marketplace or ecosystem could materially harm our business, results of operations and financial condition. For example, the payments our customers received from Amazon marketplaces around the world generated 21% of our revenues during the year ended December 31, 2025, and accordingly, should Amazon change eligibility or other requirements for approved payment service providers operating on its platforms such that we are negatively impacted, our financial condition and results of operations may be materially adversely impacted. For more information, please see Note 2z – Significant Accounting Policies, “Concentration of Risks”, to our consolidated financial statements included in Item 8 – Financial Statements and Supplementary Data of this report.

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

Many of the areas in which we compete evolve rapidly with changing and disruptive technologies (including artificial intelligence and blockchain), shifting user needs, and frequent introductions of new products and services. Competition also may intensify as businesses enter into business combinations and partnerships, which may include periods of exclusivity, and established companies in other segments expand to become competitive with different aspects of our business. In addition, some payment service provider competitors, including those focused on certain peer to peer business cases or specific regional corridors, may choose to become direct participants in local payment schemes, allowing them to offer more attractive fees and therefore to more effectively compete for certain segments or corridors compared to us. Competition could result in a loss of existing customers, and greater difficulty attracting new customers. Furthermore, if competition causes us to reduce the fees we charge in order to attract or retain customers, there is no assurance we can sufficiently reduce our costs in order to maintain our profit margins. Also, the competitive landscape is evolving with both regional and global players broadening their offerings beyond core payments to include financial services like yield and non-financial solutions such as financial management software. One or more of these factors could have a material adverse effect on our business, financial condition and results of operations.

There are a number of payment service providers that offer global payment services, including global treasury banks that serve large corporate accounts; small local banks that focus on serving local SMBs; FX companies that focus on serving SMB importers and exporters; global digital payment platforms like PayPal, Ant Group, Airwallex or Wise; global card networks; Neobanks; SMB-focused business-to-business (“B2B”) payment providers like Bill.com; mass payout service providers that specialize in providing services to enterprises and marketplaces; SMB AP/AR SaaS providers; merchant service providers like Adyen, Braintree and Stripe; and local payment service providers that focus on enabling SMBs in one or more local markets to sell on digital marketplaces globally. In China, for example, we face a highly competitive market with a combination of global digital payment platforms such as WorldFirst and Airwallex and regional payment providers including PingPong and LianLian.

We are also facing competitive pressure from non-traditional payment service providers and other parties entering the payments industry, such as Google, Apple, Alibaba, Amazon and Meta, who compete in one or more of the functions performed on our payment platform. These companies have significant financial resources and robust networks and are highly regarded by consumers. If these companies gain a greater share of total e-commerce payment transactions or if we are unable to successfully react to changes in the industry spurred by the entry of these new market participants, it could have a material adverse effect on our business, financial condition and results of operations. In addition, cryptocurrencies like Bitcoin and Ethereum; blockchain based payment systems like Ripple; central bank digital currencies; and stablecoin solutions, all have the potential to be used to support cross-border payments and could offer alternatives to businesses and other users and become more significant competition in the future.

If we are not able to differentiate our products and services from those of our competitors, price our products competitively, provide added value to our customers, develop innovative products, or effectively and efficiently align our resources with our goals and objectives, we may not be able to compete effectively in the market.

Failure to effectively deal with bad, fraudulent or fictitious transactions and material internal or external fraud could materially negatively impact our business.

We have been, and may in the future be, subject to liability for fraudulent transactions, including electronic payments and card transactions or credits initiated by customers. Examples of fraud include when a party knowingly uses a stolen or counterfeit credit, debit or prepaid card, card number or other credentials to record a false sales transaction, processes an invalid card or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. In addition, we are subject to the risk that our employees, counterparties or third-party service providers commit fraudulent activity against us or our customers. Bad actors and criminals around the world are using increasingly sophisticated methods to engage in illegal activities, including those involving personal data, such as counterfeiting, account takeover, fraud, unauthorized use of another’s identity or payment information, unauthorized acquisition or use of credit or debit card details and other fraudulent use of another’s identity or information. Identity thieves and those committing fraud, may use stolen or fabricated credit card or bank account details, or other deceptive or malicious practices, including unauthorized access of bank accounts, and can potentially steal significant amounts of money from businesses like ours. It is possible that incidents of fraud could increase in the future. In configuring our services, we face an inherent trade-off between security and customer convenience. Failure to effectively manage risk and prevent fraud, or otherwise effectively administer our chargeback responsibilities, would increase our chargeback liability and exposure to material fines or other liabilities and could result in the loss of banking relationships or other operational relationships or expose us to the other risks associated with failure or perceived failure to comply with regulations described elsewhere in this Risk Factors section. The above could have a material adverse effect on our business, results of operations and financial condition.

Use of our payment services for illegal purposes could materially harm our business.

We offer our payment services to a large number of customers. We are responsible for vetting and monitoring these customers and determining whether the transactions we process for them are lawful and legitimate. Our payment services are susceptible to potentially illegal or improper uses, including money laundering, terrorist financing, illegal online gambling, fraudulent or illegal sales of goods or services, illegal sales of drugs and related business products, pharmaceuticals, cigarettes, weapons, obscene or pornographic materials, or the facilitation of other illegal activity. The highly automated nature of, and liquidity offered by, our payment services make us a target for illegal or improper uses, including the above activities. When our products and services are used to process illegitimate transactions, and we settle those funds to recipients and are unable to recover them, we suffer losses and liability. The use of our payment services for illegal or improper uses may subject us to material fines, claims, or government and regulatory investigations, inquiries, or requests that could result in liability and reputational harm for us. These types of illegitimate, as well as unlawful, transactions can also expose us to governmental and regulatory sanctions in various jurisdictions (including U.S. anti-money laundering and economic sanctions violations). Certain activity that may be legal in one jurisdiction may be illegal in another jurisdiction, and a customer may be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Changes in applicable laws and regulations have increased the penalties for intermediaries providing payment services for certain illegal activities, and government authorities may consider additional payments-related proposals from time to time. Owners of intellectual property or government authorities may seek to bring legal action against providers of payments solutions, including Payoneer, that may provide payment services in connection with the sale of products that actually or allegedly infringe, misappropriate or otherwise violate intellectual property. Threatened or resulting claims could cause reputational harm. Any of the above may result in liabilities, loss of transaction volume, or increased costs which could materially harm our business.

Cyberattacks and security vulnerabilities, unauthorized disclosure and destruction or modification of data through cybersecurity breaches, computer viruses or otherwise, or disruption of our services, can result in material harm to our reputation, business, financial condition and results of operations.

In conducting our business, we collect, process, transmit, store, use and share sensitive business information and personally identifiable information (“PII”) about our customers, financial institution partners, vendors, and other parties. This information may include account access credentials, credit and debit card numbers, bank account numbers, social security numbers, passport/ID numbers, driver’s license numbers, names and addresses and other types of sensitive business information or PII, including copies of documents thereof. Some of this information is collected, processed, stored, used, shared and transmitted by our software and financial institution partners, third-party service providers to whom we outsource certain functions and other vendors. We are subject to various legal requirements, regulations, contractual obligations and industry standards regarding security, data protection and privacy and any failure to comply with these requirements, regulations, obligations or standards could have a material adverse effect on our reputation, business, financial condition and results of operations. We also have certain responsibilities to payment networks and their member financial institutions for any failure, including the failure of our associated third-party service providers, to protect this information. Information security risks for financial and technology companies such as ours have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Because of our position in the payments value chain, we believe that we are likely to continue to be a target of such threats and attacks. Additionally, geopolitical events and resulting government activity could also lead to information security threats and attacks by affected jurisdictions and their sympathizers. Further, the growing use of artificial intelligence increases the risk of attacks to our information technology systems and the complexity of the techniques used to obtain unauthorized, improper or illegal access to such systems. As artificial intelligence capabilities continue to evolve, they may be used to identify vulnerabilities and craft sophisticated cybersecurity attacks. Vulnerabilities may be introduced from the use of artificial intelligence by us, our customers, vendors and other business partners and third-party providers. If these attempts are successful, it could lead to the compromise of sensitive or confidential business information or PII.

In addition, our products, services and customers may themselves be targets of cyberattacks that attempt to sabotage or otherwise disable them, and the defensive and preventative measures we take ultimately may not be able to effectively detect, prevent, or protect against or otherwise mitigate losses from all cyberattacks. We have in the past, and may in the future, be the target of malicious third-party attempts to identify and exploit system vulnerabilities, and/or penetrate or bypass our security measures, in order to gain unauthorized access to our platform and systems. Our computer systems could be, and the computer systems of our third-party service providers and software partners, as well as those of other entities, have been and in the future could be subject to breaches, and our data protection measures may not prevent unauthorized access. These attempts can lead to the compromise of sensitive or confidential business information or PII or result in the accounts of our customers or our accounts being otherwise compromised, leading to financial losses to our customers or to our business. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently as described above and are often difficult to detect. The systems and procedures we have in place to defend against intrusion and attack and to protect our data may not be sufficient to counter all current and emerging technology threats. Remote operations create an additional risk of attack while decreasing our ability to monitor.

Threats to our systems and associated third-party systems can originate from human error, fraud or malice on the part of employees or third-parties, or simply from accidental technological failure. Computer viruses and other malware can be distributed and could infiltrate our systems or those of third-party service providers. In addition, denial of service attacks, phishing scams, social engineering, ransomware theft, and cyber-attacks, including those created through or due to use of artificial intelligence or other attacks could be launched against us or our customers for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive measures and training may not prevent unplanned downtime, unauthorized access or unauthorized use of sensitive business data or PII.

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

Use of technologies based on artificial intelligence by our employees or third-party service providers, whether authorized or unauthorized, may increase the risk that PII, our intellectual property and other proprietary information will be unintentionally disclosed, compromised, or that we may infringe on the intellectual property rights of others. The use of artificial intelligence for code generation introduces inherent risks, as AI-generated code may contain vulnerabilities and insecure patterns, reuse vulnerable or outdated components, or fail to align with the organization’s architecture, and threat model. We could also be subject to liability for claims relating to misuse of PII, such as unauthorized marketing purposes and violation of consumer protection or data privacy laws. In addition, federal, state and foreign rules and regulations require us to notify authorities as well as individuals of data security incidents involving certain types of PII or information technology systems. In addition, we have agreed in certain agreements to take certain protective measures to ensure the confidentiality of customer data. The costs of systems and procedures associated with such protective measures may increase and could adversely affect our ability to compete effectively. Any failure to adequately enforce or provide these protective measures could result in liability, protracted and costly litigation, governmental and card network intervention and material fines and, with respect to misuse of PII of our customers, lost revenue and reputational harm, any of which may materially adversely affect our business, financial condition or results of operations.

Any type of security breach, attack or misuse of data, whether experienced by us or an associated third-party, could harm our reputation or deter existing or prospective customers from using our services, increase our operating expenses in order to contain and remediate the incident, expose us to unbudgeted or uninsured liability, disrupt our operations (including potential service interruptions), divert management focus away from other priorities, increase our risk of regulatory scrutiny, result in the imposition of material penalties and fines under state, federal and foreign laws or by card schemes and adversely affect our regulatory licenses and banking relationships, any of which may materially adversely affect our business, financial condition or results of operations. Further, if we were to be removed from networks’ lists of Payment Card Industry Data Security Standard, our existing customers and financial institution partners or other third parties may cease using our services.

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

Some of these third-party service providers and vendors provide similar services and technology to our competitors, and we do not have long-term or exclusive contracts with them. Our systems and operations or those of our third-party service providers and software providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, cyber-attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. In addition, we may be unable to renew our existing contracts with our most significant service providers or they may stop providing or otherwise supporting the products and services we obtain from them, and we may not be able to obtain these or similar products or services on the same or similar terms as our existing arrangements, if at all. Our third-party service providers might fail to perform their obligations and provide the products and services we obtain from them in a timely manner for any reason. The above could materially adversely affect our operations and profitability due to, among other consequences: loss of revenues; loss of customer data, including PII; material fines imposed by payment networks; harm to our business or reputation resulting from negative publicity; exposure to fraud losses or other liabilities; additional operating and development costs; or diversion of management, technical and other resources.

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

Inflation can have a major impact on our results of operations. Inflation decreases the value of money and can erode the purchasing power of individuals and businesses, making it more difficult for them to afford goods and services, and requiring them to spend a larger share of their wallet on essential purchases. Therefore, any growth in the e-commerce market and cross-border trading may be adversely affected by a high inflation environment, such as the one seen in the U.S. in recent years, which can be further exacerbated by macroeconomic changes (such as the tariffs imposed by certain countries during 2025 and in recent months), and subsequently the volumes flowing through our platforms and earnings can be materially adversely impacted. Additionally, high or rapidly increasing inflation can also lead to uncertainty and instability in financial markets in general, which can materially adversely impact our financial performance.

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

Our rate of revenue growth has slowed at times in the past and may decline in the future, and it may slow or decline more quickly or materially than we expect for a variety of reasons, including as a result of the risks described herein. Our customers have no obligation to continue to use our services, and we can have no assurance that they will. The difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer. Our customers’ payment processing activity with us may decrease for a variety of reasons, including customers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in the level of buyers transacting with our customers for various reasons, including as a result of changes in their underlying business models or endmarkets, such as increased automation and the implementation of artificial intelligence, which could over time reduce demand for certain service-based offerings. For example, we target a broad range of businesses that provide services to other businesses—such as IT, marketing, and remote customer care. These sectors could face disruption as artificial intelligence enables companies to handle such functions internally, reducing reliance on outsourced services. This shift may affect the overall addressable market and consequently could adversely impact our revenues.

In addition, the growth of our business depends in part on existing customers expanding their use of our products and services. If we are unable to encourage customers to broaden their use of our services, our growth may slow or stop, and our business may be materially adversely affected. The growth of our business also depends on our ability to attract new customers, to encourage larger customers to use our products and services, and to introduce successful new products and services. We have invested and will continue to invest in our platform in order to offer enhanced or new features, products and services, but if those features, products and services fail to be successful, our growth may materially slow or decline.

Failure to protect, enforce and defend our intellectual property rights, which may diminish our competitive differentiators or interfere with our ability to market and promote our products and services, and claims that we infringe, misappropriate or otherwise violate third parties’ intellectual property rights, could have a material adverse effect on our business. Our use of open-source software may subject us to claims from licensors related to ownership and use rights.

Our trademarks, trade names, trade secrets, know-how, proprietary technology and other intellectual property are important to our success. We believe our trademarks and trade names are widely recognized and associated with quality and reliable service. While it is our policy to protect and defend our intellectual property rights vigorously, we cannot predict whether the steps we take to protect our intellectual property will be adequate to prevent infringement, misappropriation, dilution or other potential violations of our intellectually property rights. We also cannot guarantee that others will not independently develop technology with the same or similar functions to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Unauthorized parties may also attempt to copy or obtain and use our technology to develop applications with the same functionality as our solutions, and policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective.

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

In addition, we use open-source software in connection with our proprietary software and expect to continue to use open-source software in the future. Some open-source licenses require licensors to provide source code to licensees upon request, prohibit licensors from charging a fee to licensees or require licensors to make available any derivative works of the open-source code on unfavorable terms or at no cost, and we may be subject to such terms. Furthermore, we apply artificial intelligence for code generation and other activities, which may train on or use open-source software and therefore, be subject to open-source license restrictions or obligations. We cannot guarantee that we can successfully insulate our proprietary code from the effects of such open-source license provisions. Accordingly, we may face claims from others claiming ownership of, or seeking to enforce the license terms applicable to such open-source software, including by demanding release of the open-source software, derivative works or our proprietary source code that was developed or distributed with such software. In addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could materially harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.

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

Our products and services may not function as intended due to errors in our or our third-party providers’ software, hardware, and systems, product defects, or due to security breaches or human error in administering these systems, services or products which could materially adversely affect our business.

Our services are based on sophisticated software and computer systems and we may encounter delays when developing new applications and services. Further, our or our third-party providers’ software may contain undetected vulnerabilities, errors or defects. In addition, we may experience difficulties in installing or integrating our technology on systems or with other programs used by our third-party providers. Defects in our or our third-party providers’ software, errors or delays in the processing of electronic transactions or other difficulties and errors, including human errors, in administering these systems, services or products, could result in material interruption of business operations, delay in market acceptance, additional development and remediation costs, diversion of technical and other resources, loss of customers or customer data, regulatory impact, negative publicity, reputational damage, or exposure to liability claims. Although we attempt to limit our potential liability through disclaimers and limitation of liability provisions in our license and other agreements, we cannot be certain that these measures will successfully limit our liability.

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

We operate in a rapidly changing industry. Accordingly, our risk management policies and procedures, while they are updated and enhanced on an ongoing basis to capture risks from the internal and external environment, as well as risks to products and services the business may face, may not be fully effective to identify, monitor and manage risks our business encounters due to the likelihood and velocity of existing risks occurring and the rise of new risks. In addition, when we introduce new services, focus on new business types, or begin to operate in markets where we have a limited history of financial loss, we may be less able to forecast and reserve accurately for those losses. If our risk management policies, procedures, techniques, and processes are not sufficient to identify all of the risks to which we are exposed to enable us to mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future, we may suffer uninsured liability, harm to our reputation or be subject to litigation or regulatory actions that could materially adversely affect our business, financial condition or results of operations. For example, if our security measures prove insufficient, our business may be materially adversely affected.

As a greater number of larger merchants and customers use our services, we expect our exposure to material or significant losses from a single merchant or customer, or from a small number of merchants or customers, to increase. Moreover, we rely on third-party service providers, such as non-financial institutions and payment service providers, and though our risk management policies align with the requirements of our global regulators in Ireland, the United Kingdom, Singapore and other jurisdictions, our processes may not always sufficiently capture risks that third parties may face across applicable laws and regulations, including anti-money laundering laws. We may incur significant costs with respect to monitoring third-party service providers and as such take a tiered approach focusing on our most critical third-parties. Furthermore, if our risk management policies and processes contain errors or are otherwise ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially adversely affected.

Our results of operations may be materially adversely affected by changes in foreign currency exchange rates.

We are subject to risks related to changes in currency rates as a result of our international operations and multi-currency customer transactions and from revenues generated and costs incurred in currencies other than the United States dollar. These risks include transaction risk, which occurs when the exchange rate we offer to customers differs from the rate at which we execute corresponding trades with financial institutions, leading to potential gains or losses. This risk is further impacted by timing mismatches, bulk currency purchases for liquidity management, and internal customer balance conversions that are not immediately offset by external bank transactions. We also manage translation risk, as we hold assets (primarily cash in banks) and liabilities (primarily customer balances) in multiple currencies, which are revalued into U.S. dollars for financial reporting purposes. Any of the above may materially adversely affect our reported financial position and results of operations.

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

An increasing number of jurisdictions have enacted, or are planning to enact, tax legislation consistent with the Organization for Economic Co-operation and Development’s (“OECD”) proposal for a global minimum tax of 15% on reported profits (Pillar Two of the OECD Model Rules). While Pillar Two legislation is generally effective for tax years beginning on or after January 1, 2024, it applies to Payoneer beginning January 1, 2025 with respect to those jurisdictions in which we operate that have enacted such legislation. Based on the Company’s analysis, there was not a material impact on the Company’s income tax provision for the period ended December 31, 2025, but our effective tax rate and cash tax payments may be adversely affected in future years as a result of these changes.

Many of the jurisdictions in which we have operations have detailed transfer pricing rules, which require contemporaneous documentation establishing that all transactions with non-resident related parties be priced using arm’s length pricing principles. Tax authorities in these jurisdictions could challenge our related party transfer pricing policies and, consequently, the tax treatment of corresponding expenses and income. If any tax authority were to be successful in challenging our transfer pricing policies, we may be liable for additional corporate income tax, withholding tax, indirect tax and penalties and interest related thereto, which may have a material impact on our results of operations and financial condition.

We are subject to regular review and audit by the relevant tax authorities in the jurisdictions in which we operate and as a result, the authorities in these jurisdictions could audit or review, and in some cases are auditing or reviewing, our tax returns and may impose additional significant taxes, interest and penalties, challenge the transfer pricing policies adopted by us, claim that our operations constitute a taxable presence in different jurisdictions and/or that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination is made.

In addition, tax benefits we currently receive in certain jurisdictions require us to meet several conditions and may be challenged, terminated or reduced in the future, which would increase our taxes, possibly with a retroactive effect.

Furthermore, companies in the electronic payments industry, including us, may become subject to incremental taxation in various tax jurisdictions, including jurisdictions where we do not have a physical presence but where our customers reside. The cost to comply with such laws or regulations could be significant. Taxing jurisdictions have not yet adopted uniform positions on this topic. We could be required to collect and or remit additional sales, use, value added, digital services, equalization levy or other similar taxes, either direct or indirect, or be subject to other liabilities that may increase the costs our customers would have to pay for our products and services and materially adversely affect our results of operations. If we are required to be responsible for payment of such additional taxes and are unable to pass such taxes or expenses through or collect them from our customers, our costs would increase, and our net income may be materially reduced.

In addition, the failure by our customers to comply with reporting obligations in connection with transactions on our platform could result in regulatory inquiry, reputational damage and potential enforcement actions and additional reporting and withholding requirements.

We are subject to risks relating to our Working Capital products, including collection, and regulatory risks

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

Merchant capital advances are subject to limited regulatory scrutiny in most jurisdictions, but some regulatory bodies may take a view that merchant capital advances should be subject to licensing requirements. Under such circumstances, or if the terms upon which we are able to offer merchant capital advances were required to be changed in order to comply with any requirements imposed by a regulatory body, we may need to pursue changes to the current model or pursue an alternative model for providing our Working Capital products, which may adversely affect this portion of our business.

In addition, we have prefunding arrangements with a limited number of enterprise customers, where we prefund the disbursement of funds which are still in-transit, and therefore are subject to certain financial risks in this regard, including the potential of credit loss.

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

Regulatory Risks Related to Payoneer

Our business is subject to extensive regulation and oversight in a variety of areas, all of which are subject to change and uncertain interpretation.

We are subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate, including (but not limited to) those governing cross-border and domestic money transmission, foreign exchange, privacy, data protection, deposit taking, factoring, stored value and payment services (including payment processing and settlement services) and the numerous laws and regulations that govern workforce management services. The legal and regulatory requirements applicable to us are extensive, complex, frequently changing, and increasing in number, and may impose overlapping and/or conflicting requirements or obligations in a variety of jurisdictions. Failure to comply could subject us to material fines and other material adverse consequences.

Financial and political events have increased the level of regulatory scrutiny on the payments industry, and regulatory bodies may view matters or interpret laws and regulations differently than they have in the past and in a manner adverse to our business. Our success and increased visibility may result in increased regulatory oversight and tighter enforcement of rules and regulations that may apply to our business. Governments and regulators may impose new regulatory requirements or interpretations in a range of areas that, among other things, may:

●	prohibit, restrict, and/or impose taxes or fees on our services, including to or from certain countries or with certain individuals, and entities;
●	impose additional customer identification and due diligence requirements;
●	impose additional reporting or record keeping requirements, or require enhanced transaction monitoring;
●	limit or restrict the types of entities capable of providing money transmission services, or impose additional licensing or registration requirements;
●	impose minimum capital or other financial requirements;
●	limit or restrict the revenue that may be generated from transmitting money, processing payments, or factoring receivables, including interest earned on customer funds, transaction fees, and revenue generated from foreign exchange transactions;

●	require enhanced disclosures to customers;
●	limit the number or principal amount of money transmission transactions that may be sent to or from a jurisdiction, whether by an individual or in the aggregate;
●	restrict or limit the ability of firms to process transactions using a centralized record keeping system located outside of the jurisdiction in which the customer is located, requiring that data associated be localized in the same jurisdiction as the customer; and
●	restrict or limit the ability to utilize new technologies, such as artificial intelligence or digital currencies.

Any failure or perceived failure to comply with existing or new laws and regulations (including changes to or expansion of the interpretation of those laws and regulations), including those discussed in this risk factor, may subject us to material fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and other enforcement actions in one or more jurisdictions; result in additional compliance and licensure requirements; increase regulatory scrutiny of our business; restrict our operations; result in the loss of banking relationships; force us to change our business practices, make product or operational changes or delay planned product launches or improvements. The foregoing could, individually or in the aggregate, expose us to significant liability, impose significant costs, require us to expend substantial resources, increase the cost and complexity of compliance, damage our brand and business, harm our reputation, make our products and services less attractive, result in the loss of customers, limit our ability to grow the business, and materially adversely affect our results of operations. The complexity of existing U.S. federal and state and foreign regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving U.S. and international regulatory environment, has in the past and may in the future result in a single event giving rise to multiple overlapping investigations and legal and regulatory proceedings and enforcement actions by multiple government authorities in different jurisdictions. We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations.

We have obtained licenses to operate in multiple jurisdictions around the world, including the United States, Europe, the United Kingdom, Japan, Australia, Hong Kong, Singapore, and China. From time to time, we interact with our regulators concerning the interpretation or application of certain regulatory requirements. In addition, we are obligated to self-report when we exceed the parameters or constraints of our licenses. In the past, these matters have not had a material adverse effect on our business, but no assurance can be given that future disagreements or disputes will not have a material adverse effect on our business.

In the United States, we provide our services through Payoneer Inc. Payoneer Inc. is licensed as a money transmitter (or its equivalent) in all states where such license is required for our business, as well as in the District of Columbia, Puerto Rico and the U.S. Virgin Islands. As a licensed money transmitter, Payoneer Inc. is subject to restrictions with respect to its investment of customer funds, reporting requirements, bonding requirements and inspection by state regulatory agencies. Accordingly, if Payoneer Inc. violates these laws or regulations, we could be subject to material fines or other enforcement action, forced to cease doing business with residents of certain states, forced to change our business practices or be required to obtain additional licenses or regulatory approvals that could impose substantial costs.

We provide our services to customers in the EEA through our Irish subsidiary, Payoneer Europe Limited (“Payoneer Europe”). Payoneer Europe is licensed by the Central Bank of Ireland as an Electronic Money Institution and its license is “passported” across all EEA countries. Payoneer Europe is subject to material fines or other enforcement action if it violates the disclosure, reporting, anti-money-laundering, capitalization, funds management, corporate governance, privacy, data protection, information security, taxation, sanctions, or other requirements imposed on Irish e-money institutions. The regulators in any country in which we provide services could seek to persuade the regulators that have granted us a license to require us to operate through a local branch. In addition, EU laws and regulations are typically subject to different and potentially inconsistent interpretations by the countries that are members of the EU. Such actions can make compliance more costly and operationally difficult to manage.

In the United Kingdom, Payoneer Payment Services (UK) Ltd. is licensed by the Financial Conduct Authority as an Electronic Money Institution. In Japan, Payoneer Japan Ltd. is licensed as a Registered Fund Transfer Service Provider. In Australia, Payoneer Australia Pty Ltd is licensed by the Australian Securities and Investments Commission as a provider of a non-cash payment products. In Hong Kong, Payoneer Hong Kong Limited is licensed as a Money Service Operator. In Singapore, Payoneer Singapore Private Limited is licensed as a Major Payment Institution License by the Monetary Authority of Singapore. Accordingly, these entities are subject to material fines or other enforcement action if any of the entities violate the product disclosure, reporting, anti-money laundering, capitalization, privacy, data protection, corporate governance or other requirements imposed by their respective regulators.

In India, we continue to provide services as an Online Payment Gateway Service Provider, as approved by the Reserve Bank of India (“RBI”), for the purpose of facilitating certain payments for Indian residents, while Payoneer India Private Limited recently received in-principle authorization from the RBI as Payment Aggregator-Cross Border (“PA-CB”), with final authorization pending RBI approval which is subject to completion of certain customary conditions.

In China, we obtained a local license in 2025 through the acquisition of Payeco Finance Information Holding Corporation (“PayEco”), the parent company of a locally licensed entity, as more fully described under “Risk Factors – Regulatory Risks Related to Payoneer - As a significant portion of our revenue is generated from China, any material negative impact to our ability to serve customers based in China could materially adversely affect our results and exacerbate the other risks set forth herein.”

In many of the markets in which we do business, we serve our customers through a company licensed in a different jurisdiction. It is unclear and uncertain whether our services are subject to regulatory oversight only in the jurisdictions in which they are licensed or if our services are subject to the laws of the jurisdiction in which our customer is based. We have been and expect to continue to be required to apply for various licenses, certifications and regulatory approvals in countries other than the ones in which we have already obtained a license. There can be no assurance that we will be able to obtain such licenses in the future, and the failure to obtain such licenses could have a material adverse effect on our business. Even if we can obtain such licenses, there are substantial costs and potential product changes involved in maintaining such licenses, and we could be subject to material fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements.

In many countries it may not be clear whether we are required to be licensed as a payment services provider, financial institution or otherwise. In such markets, we may rely on local banks or licensed payment service providers to process payments and conduct foreign exchange transactions in local currency. Local regulators may use their power to slow or halt payments to our customers in those jurisdictions. Such regulatory actions or the need to obtain licenses, certifications or other regulatory approvals could impose substantial costs and involve restrictions on our ability to offer our services or considerable delay in the provision or development of our services in a given market, or require significant and costly operational changes, or prevent us from providing any services in a given market.

In addition, our planned stablecoin offerings could subject us to additional regulations, licensing requirements, or other obligations. The regulatory landscape with respect to digital currency is rapidly evolving. For example, in July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) became the first federal law specifically regulating the issuance of, custody of and other stablecoin-related matters in the United States. We may be subject to inquiries or investigations from regulators and governmental authorities, requiring us to make product changes, restrict or discontinue product offerings, and implement additional and potentially costly controls. If we fail to comply with regulations, requirements, prohibitions or other obligations applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. In addition, financial risks related to our planned stablecoin offerings, such as inappropriate access to or theft or destruction of any stablecoin assets, insufficient insurance coverage to reimburse us for all such losses, or failure to maintain effective controls over the stablecoin activity, could materially and adversely affect our financial performance and significantly harm our business.

As we expand our product offerings and localize our international activities, we are increasingly becoming obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and services and provide services to customers worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws. Any of the foregoing may result in additional costs and regulatory scrutiny, which may have a material adverse effect on our business.

Failure to comply with anti-money laundering, anti-bribery, economic and trade sanctions regulations and similar laws, could subject us to significant penalties and other material adverse consequences.

We are subject to various anti-money laundering, anti-bribery, economic and trade sanctions regulations and similar laws, and our failure to comply with such laws and regulations could subject us to significant penalties and other material adverse consequences.

U.S. and other regulators globally continue to increase their scrutiny of compliance with these obligations, which requires us to continually monitor and update our compliance program, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. The jurisdictions in which we operate are subject to varying anti-money laundering and counter-terrorist financing laws and regulations, and compliance with these regimes has required, and may continue to require, changes to our compliance program in response to evolving legal and regulatory expectations. The European Commission, for example, from time to time introduces revisions to the Anti-Money Laundering Directives, which make compliance more costly and operationally difficult to manage. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers and any change in such thresholds could result in greater costs for compliance.

We rely on a combination of internal systems and third-party service providers to support compliance with applicable laws and regulations. These systems require ongoing configuration and timely updates to reflect changes in legal, regulatory, and supervisory requirements. If such systems are not appropriately maintained, updated, or implemented, they may fail to identify or prevent activity that is inconsistent with applicable laws or regulations, which could result in regulatory inquiries or enforcement actions, material fines or penalties, remediation costs, reputational harm, and could have a material adverse effect on our business, financial condition, and results of operations.

We routinely report to the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) on payments we have rejected or blocked pursuant to OFAC sanctions regulations and on any possible violations of those regulations. Any transactions we process in violation of OFAC sanctions regulations could result in claims or actions against us including litigation, injunctions, damage awards, material fines or penalties, or require us to change our business practices that could result in a material loss, require significant management time, result in the loss of banking relationships, result in the diversion of significant operational resources or otherwise materially harm our business. Violation of OFAC sanctions regulations that OFAC determines to be egregious can result in significant statutory penalties in addition to harm to our reputation. We have made in the past, and may make in the future, disclosures related to potential violations of OFAC sanctions regulations, and have been required to respond to inquiries from OFAC. For example, in February 2016, we submitted a disclosure to OFAC about certain payments to the Crimea region of Ukraine and other OFAC target countries, and subsequently entered into settlements relating to the foregoing matter which included monetary settlements.

We may provide services to customers in foreign countries where companies often engage in business practices that are prohibited by United States and other regulations applicable to us. We are subject to anti-corruption laws and regulations, including the Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit the making or offering of improper payments to foreign government officials and political figures, including anti-bribery provisions enforced by the Department of Justice. These laws prohibit improper payments or offers of payments to foreign governments and their officials and political parties by United States persons or companies for the purpose of obtaining or retaining business. We have implemented policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations; however, there can be no assurance that all of our employees, consultants, and agents, including those that may be based in or from countries where practices that violate U.S. or other laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible.

As a significant portion of our revenue is generated from China, any material negative impact to our ability to serve customers based in China could materially adversely affect our results and exacerbate the other risks set forth herein.

Our services to customers from Greater China generated approximately 34% of our revenue for the year ended December 31, 2025. This geographic concentration in our business creates exposure to local economic and political conditions and regulatory changes. We are vulnerable to economic downturns or changing political landscapes in China, the Hong Kong Special Administrative Region and Taiwan, and the effects of potential trade wars involving the region. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our financial condition or results of operations.

We currently support customers based in China through our local entity licensed by the PBOC, which we acquired in 2025 through the acquisition of PayEco (parent company of Easylink Payment Co. Ltd., now Payoneer Payments (Guangdong) Co., Ltd) and our partnerships with local banks and licensed payment service providers that are regulated by the PBOC and the State Administration of Foreign Exchange (“SAFE”). There are substantial costs and potential product changes involved in maintaining this license, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements imposed by the regulator. Any change in regulation or legal requirements in China that restricts the services we can provide to customers operating in China may lead to a decrease in revenue and materially adversely affect our results of operation and financial condition.

Our business is subject to complex and evolving regulations and oversight, in relation to privacy and data protection. Failure to comply with applicable data protection laws and regulations could subject us to significant fines and reputational harm and could materially adversely affect our results of operations.

As part of our business, we process PII, also referred to under certain regulations as personal data or personal information, and other potentially sensitive data from our employees, customers, the vendors we work with and others. Laws and regulations in the United States, Europe and around the world restrict how personal information is collected, processed, stored, transferred, used and disclosed, as well as set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure and sale of their protected personal information. Several foreign jurisdictions, including the EEA member states and the United Kingdom, have laws and regulations which are more restrictive in certain respects than those in the United States. For example, the GDPR and the UK GDPR introduced more stringent requirements, including legal rights for individuals to access, erase, rectify and object to the processing of their personal information. These laws also implemented mandatory data breach notifications, obligations on service providers which process personal data and strict protections on how data may be transferred outside of the EEA or the United Kingdom (as relevant). Many of these requirements are also seen in other data protection regimes applicable to Payoneer such as those of China, Brazil, South Africa, South Korea, and more recently India.

Legal developments in Europe in recent years have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States, which ultimately led to the European Commission’s July 2023 adequacy decision for the EU-U.S. Data Privacy Framework, which was designed to address trans-Atlantic data flows between the EEA and the United States, however such decision could be challenged in the future and the outcome of such potential challenges may again impact such data flows. In addition, the European e-Privacy Directive requires EEA member states to regulate marketing by electronic means and the use of web cookies and other tracking technologies. Each EEA member state has transposed the requirements of this directive into its own national data privacy regime, and therefore the laws may differ between jurisdictions.

In the United States, both the federal and various state governments have adopted or are considering, laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices, including the State of California which enacted the CCPA, which requires disclosures to California consumers, imposes rules for collecting or using information about minors, and affords consumers abilities to opt out of certain disclosures of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation in the future. Additionally, certain federal rules restrict or prohibit United States persons from engaging in certain data transactions with certain countries which could give such countries access to bulk sensitive PII or U.S. government-related data of United States persons.

In addition, the Personal Information Protection Law of the People’s Republic of China (PIPL) regulates data processing in China, and the protection of the privacy and personal information of Chinese citizens. The PIPL applies to Chinese organizations, as well as foreign organizations engaging with customers from China, and requires such organizations to take necessary measures, as applicable, in order to ensure compliance.

As these and other laws and regulations may continue to evolve and be enacted, or new interpretation of existing laws and regulations apply, it may require us to modify our data processing practices, agreements and policies and to incur substantial costs in order to comply with this ever-evolving regulatory landscape. Restrictions on the collection, use, sharing or disclosure of PII or additional requirements and liability for security and data integrity could require us to modify our solutions and features, possibly in a material manner, could limit our ability to develop new services and features and could subject us to increased compliance obligations and regulatory scrutiny. We take a variety of technical and organizational security measures and other measures designed to protect the data we process, including data pertaining to our customers, employees and business partners. Despite measures we put in place, we may be unable to anticipate or prevent unauthorized access to such data, as described elsewhere in this Risk Factors section.

Non-compliance with data protection and privacy requirements may result in significant regulatory fines (which for certain breaches of the GDPR are up to the greater of 20 million Euros or 4% of total global annual turnover), regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. Any of the foregoing may have a material adverse effect on our results of operations.

General Risks Related to Payoneer

We may be subject to various legal proceedings which could materially adversely affect our business, financial condition or results of operations.

We are involved in various litigation matters from time to time. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. If we are unsuccessful in our defense in these litigation matters, or any other legal proceeding, we may be forced to pay material damages or fines, enter into consent decrees or change our business practices, any of which could be material and materially adversely affect our business, financial condition or results of operations.

The failure to attract and retain key personnel could materially harm our overall business and results of operations.

Many key roles in our organization require specialized knowledge of the payments and financial services industry, applicable regulatory requirements, and technology platforms. The talent pools for these roles—particularly at senior leadership levels—are limited and highly competitive. If we are unable to attract and retain individuals with this expertise, we could experience delays in product development, challenges complying with applicable requirements, or other operational disruptions that could harm our business and results of operations.

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

As a public company, we have significant requirements for enhanced financial reporting and internal controls, and must maintain internal controls over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The process of designing, implementing and maintaining effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments. In this regard, we continue to dedicate internal resources, engage outside consultants, implement a detailed work plan to assess and document the adequacy of internal control over financial reporting, take steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. If we are unable to maintain appropriate disclosure controls or internal controls and procedures over financial reporting, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and materially adversely affect our results of operations.

Climate change and environmental issues could materially adversely affect our operations, business, customers and partners.

Increased concerns over risks associated with climate change and environmental matters are at the center of evolving rule-making in the United States and abroad. Customers, investors, partners, and other stakeholders have been focused on environmental and sustainability practices and reflect a variety of, and sometimes contradicting, views on this topic. While, to date, we have not identified a material impact on our results and operations, physical events, such as extreme weather and natural disasters, could disrupt our operations or those of our customers, partners, or third parties on which we rely, and may result in market volatility, shift in customer purchasing behaviors and travel patterns, and materially adversely impact our business in the future. In addition, current and emerging climate-related regulations in various jurisdictions, such as mandated reporting or requirements to reduce carbon footprint, may result in increased compliance requirements, which may increase our costs.

Risks Related to Our Common Stock

The trading market for our common stock may be volatile, and the market price and trading volume of our common stock may fluctuate materially.

The trading price of our common stock has been, and will likely continue to be volatile and subject to wide price fluctuations, and the trading volume in our common stock may fluctuate and cause significant variation to occur, in response to various factors, including, but not limited to:

●	market conditions in the broader stock market in general, or in our industry in particular;
●	actual or anticipated fluctuations in our quarterly financial and results of operations;
●	accuracy of our earnings guidance or other forward-looking statements regarding our financial performance;
●	introduction of new products and services by us or our competitors;
●	issuance of new or changed securities analysts’ reports or recommendations;
●	sales of large blocks of our stock;
●	actions of activist shareholders;
●	additions or departures of key personnel;
●	regulatory developments;
●	litigation and governmental investigations;
●	engaging in, or loss of a significant contract;

●	significant mergers, acquisitions, joint ventures, restructurings or dispositions, or the expansion or curtailment of operations;
●	significant cybersecurity or privacy and data protection events; and
●	geopolitical and other economic and political conditions or events (such as global trade wars, imposition of tariffs, the war in Ukraine and Israel’s conflicts in the Middle East).

These and other factors may cause the market price and demand for our common stock to fluctuate materially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock, or their ability to resell their shares at or above the purchase price. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business. Furthermore, we may in the future be the target of an activist campaign and responding to these types of actions by activist shareholders could be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could also interfere with our ability to execute our strategic plan.

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

Provisions within our restated certificate of incorporation (our “certificate of incorporation”) and amended and restated bylaws (or “bylaws”) may delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting our Board of Directors to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations and placing limitations on convening stockholder meetings. Further, we currently have a classified board of directors, though our certificate of incorporation and bylaws were amended in 2025 to phase-out the classified board by the 2028 annual meeting of stockholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could materially harm our stock price.

Additionally, our certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of our Board of Directors to (i) prevent the transfer of capital stock, or the exercise of rights with respect to our capital stock, under certain circumstances, including if the effect of such transfer or exercise of rights would result in a stockholder holding more than 9.9% of the total outstanding shares of our capital stock on a fully diluted basis, and (ii) designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These defenses could discourage, delay or prevent a transaction involving a change in control of the Company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take corporate actions other than those they desire.

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

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the certificate of incorporation and bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially harm our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management

Cybersecurity risk management is an integral part of Payoneer’s second line of defense and is included as a risk in our enterprise risk management program. Payoneer’s cybersecurity risk management program is designed to align with industry best practices like National Institute of Standards and Technology (“NIST”) which helps provide a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of applications developed and services provided by third-party service providers, and facilitate coordination across different departments of our company. This framework includes steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management and our Risk Committee of the Board of Directors (the “Risk Committee”) of material cybersecurity threats and incidents. Our cybersecurity team is responsible for assessing our cybersecurity risk management program considering industry best practice and aligning to regulatory requirements and engages with third-party security experts on an ongoing basis for advisement on cybersecurity risk assessments and system enhancements in response to a dynamic threat environment resulting from evolving technologies and new attack methods. In addition, our cybersecurity team provides training to employees on a periodic basis.

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

Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored and escalated appropriately, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Chief Information Security Officer (“CISO”), who receives reports from our cybersecurity team and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CISO and dedicated personnel are experienced information systems security professionals and information security managers with many years of experience. Our CISO has more than 25 years of experience in various roles related to information security and technology, including 15 years as CISO and other leading cyber security roles in the fintech industry. Management, the CISO and our cybersecurity team, periodically update the Risk Committee on the Company’s cybersecurity programs, material cybersecurity risks and mitigation strategies and provide cybersecurity reports quarterly that cover, among other topics, third-party assessments of the Company’s cybersecurity programs, developments in cybersecurity and updates to the Company’s cybersecurity programs and mitigation strategies.

Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors” in this Annual Report on Form 10-K.

Item 2. Properties.

Our principal executive office is located in New York City. In addition to our New York office, we also have offices in the greater metropolitan areas of Tel Aviv, Dublin, London, Bangalore, Gurugram, Singapore, Shanghai, Shenzhen, Guangzhou, Madrid and Hong Kong as well as 15 offices in 11 other countries. We lease or pay membership fees for each of our office spaces. We believe that our current facilities are adequate to meet our immediate needs.

Item 3. Legal Proceedings.

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings that we believe to be material to our results of operations.

For information on risks related to litigation, see Note 18 - Commitments and Contingencies, to our audited financial statements as of December 31, 2025 included elsewhere within this Annual Report on Form 10-K. See also “Risk Factors - General Risks Related to Payoneer - We may be subject to various legal proceedings which could materially adversely affect our business, financial condition or results of operations.”

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on The Nasdaq Global Market under the symbol “PAYO”.

Holders

As of February 20, 2026, there were 196 holders of record of our common stock. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will depend on our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board at such time.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and Note 22, Stock-Based Compensation of the Notes to Consolidated Financial Statements included herein for additional information required.

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

None for the quarterly period ending December 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Repurchases of our common stock

The following table provides information with respect to repurchases made by the Company during the three months ended December 31, 2025. All repurchases listed below were made in the open market.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[2]
October 1, 2025 - October 31, 2025	3,011,271	$6.01	3,011,271	$ 254,858
November 1, 2025 - November 30, 2025	4,266,575	$5.56	4,266,575	$ 231,129
December 1, 2025 - December 31, 2025	6,659,368	$5.78	6,659,368	$ 192,061	[3]
Total	13,937,214		13,937,214

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

(3) Reflects excise tax of $568 incurred in the period but unpaid as of December 31, 2025.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on a discussion of 2025 results as compared to 2024 results. For a discussion of the 2024 results as compared to 2023 results, refer to Part I, Item 7 of our Form 10-K filed with the SEC on February 27, 2025.

Overview

Payoneer is a financial technology company purpose-built to enable the world’s small and medium-sized businesses (“SMB(s)”) to grow and operate their businesses around the world by reliably and securely connecting them to the global digital economy. Payoneer’s financial stack makes it easier for millions of SMBs and entrepreneurs, particularly in emerging markets, to access global demand and supply, pay and get paid, and manage their cross border and other needs from a single platform. Our financial stack provides a suite of cross-border accounts receivable (AR) and accounts payable (AP) capabilities, including multi-currency account capabilities, workforce management capabilities and services such as working capital solutions and funds management. Payoneer’s core value proposition is that we remove the complexity and barriers of doing business across borders for our customers. With a multi-currency Payoneer Account, businesses and entrepreneurs around the world can serve and transact with their overseas customers, suppliers, vendors, and contractors, and partners as if they were local.

We primarily generate revenues when Payoneer customers use the funds in their Payoneer account to make a payment, make a purchase or to withdraw funds to a financial institution. For our customers transacting on a B2B or DTC basis, we also in certain circumstances generate revenue when they receive funds, such as when they invoice a customer or collect payments via their webstore. Additionally, given the significant customer funds held on our platform and ongoing growth in those balances, and in light of the interest rate environment in the U.S. and elsewhere, interest earned on customer funds held on our platform has been a significant source of revenue. Our long-term strategy is centered on growing the number of customers on our platform who fit our target economic and risk profile, and on increasing the revenue we earn from each customer. We believe that successful execution of this strategy will drive revenue growth as (i) adding new customers who meet our target profile, improving retention, and increasing our product offerings to capture more wallet share will drive greater ad valorem volume of transactions processed through the Payoneer platform; and (ii) introducing new products and services and increasing customer adoption of additional products and services will improve our monetization of customers over time. Volume is one of the primary drivers for our revenue growth. See “Key Metrics and Non-GAAP Financial Measures” for additional information.

Our customers have trusted the Payoneer platform to process $87.5 billion, $80.1 billion, and $66.0 billion in volume during the years ended December 31, 2025, 2024 and 2023, respectively.

Looking forward, we intend to continue to invest actively to enhance our global platform, deliver new products, extend our regulatory footprint, further automate our operations, increase new customer growth and make acquisitions to accelerate our ability to deliver more value to customers around the world.

Key Development and Trends

Impact of Israel’s Conflicts in the Middle East

In October 2025, a ceasefire between Israel and Hamas entered into effect, to end a two-year long war between them that started on October 7, 2023. During the war, conflicts between Israel and Hezbollah, Iran and other proxies of the Iranian regime were involved as well. During the war, we continued to operate our business and serve our customers around the world and, to date, our ability to support customers has not been materially impacted. We continue to monitor the situation closely and benefit from our broad geographic footprint, partially outsourced operations model, and a robust business continuity plan. Additionally, our technology infrastructure has redundancy in place outside of Israel. Approximately 51% of our global employee base is located in Israel, including approximately 79% of our research and development resources, as of December 31, 2025. An insignificant portion of our Israeli workforce were called to military reserve duty and we have contingencies in place to cover impacted roles and responsibilities.

Our revenue derived from customers based in Israel have been immaterial and is included within revenues from Europe, Middle East, and Africa within Note 19 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Despite the recent ceasefire, the volatility in the region is high, and the state of the conflict remains highly uncertain and could reignite, worsen or expand which could, in turn, further impact economic conditions in Israel and in the broader region. At this time, it is difficult to assess the impact a continuation of the regional conflicts may have on our future results of operations. Any escalation, expansion, or prolonged continuation of the conflicts has the potential to impact our operations as well as negatively impact the broader global economy and may have a material adverse effect on the results of our operations.

Impact of the War in Ukraine

The ongoing war between Ukraine and Russia resulted in economic sanctions on Russia, Belarus, and certain territories in Ukraine. We provide services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We do not provide services to customers in Russia, and we have limited our payment services to Belarus customers. We maintain a robust transaction monitoring program designed to comply with imposed sanctions. Our revenues in Ukraine have remained relatively stable as a percentage of our business. For the years ended December 31, 2025, 2024 and 2023 Ukraine and Belarus, combined, accounted for less than 10% of our revenue, of which Belarus accounted for less than 1% of our revenue. Further escalation of the conflict may have a material effect on our results of operations.

Macroeconomic Conditions

Macroeconomic conditions, such as geopolitical and other global events that impact consumer and business spending and behavior, such as, but not limited to, the interest rate environment, inflation, evolving changes to trade policies (including tariffs), particularly in the U.S, local political instability, global health crises, supply chain dislocations, regional and other conflicts, including the ongoing war in Ukraine and Israel’s conflicts in the Middle East, and the volatility in the region, and instability and regulatory changes in the banking sector, may continue to impact our customers, providers, banking partners and relationships and ultimately the amount of volume processed on our platform which may affect our results of operations.

Although the timing and magnitude in interest rates remains uncertain, given recent interest rate cuts by the U.S. Federal Reserve, we can expect and the market generally anticipates that interest rates will continue to decline over the medium term, which will negatively impact our interest income. In response, to reduce our sensitivity to declines in short term interest rates we have invested a total of $1.8 billion of our customer funds in both available-for-sale debt securities and term deposits as of the year ended December 31, 2025, and we have purchased interest rate derivative contracts with respect to $2.2 billion in customer funds to provide a floor against the impact of interest rate declines below levels defined in the relevant interest rate derivative instruments.

Mergers & Acquisitions

On January 19, 2026, Payoneer acquired 100% of the outstanding equity of Boundless Technologies Limited, an Ireland-based Employer of Record (“EOR”) platform that helps companies seamlessly and compliantly employ people around the world. This acquisition marks another step in Payoneer’s strategy to deliver a comprehensive financial stack for SMBs that operate internationally.

On April 9, 2025, Payoneer acquired 100% of the outstanding equity of PayEco the parent company of EasyLink Payment Co. Ltd. (now Payoneer Payments (Guangdong) Co., Ltd), a licensed China based service provider. The acquisition strengthens Payoneer’s global regulatory infrastructure and positions it to better serve China-based customers with enhanced and localized products and services.

On August 5, 2024, Payoneer acquired 100% of the outstanding equity of Skuad Pte. Ltd. (or “Skuad”), a global workforce and payroll management company. The acquisition accelerates Payoneer’s strategy to deliver a comprehensive and integrated financial stack for SMBs that operate internationally.

Refer to Note 3 to our condensed consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on these acquisitions.

Seasonality

Given the diverse nature of our customers and their businesses, Payoneer’s revenues experience seasonal fluctuations as a result of consumer and business spending patterns. Historically, we have seen revenues increase in the fourth quarter of every year, primarily as a result of higher e-commerce sales during the holiday season.

Key Factors Affecting Our Performance

Continued Growth of Digital Commerce. We have continued to see growth in digital commerce, as businesses of all sizes increasingly look to access the global digital economy and as the market for goods, labor, and services becomes more global and more distributed. In 2025 we have seen slower growth in e-commerce relative to 2024, due to more volatile macro-economic and trade conditions, softer consumer spending and weaker consumer sentiment. For the years ended December 31, 2025, 2024 and 2023, total volume increased by 9%, 21% and 11% on a year-over-year basis, respectively.

Multiple Acquisition Channels Allow Us to Add Customers, Including Those That Meet Our Target Profile. We operate a two-sided network, providing services to buyers and suppliers, businesses and contractors, marketplaces and marketplace sellers, and connecting them via a single platform.

We benefit from a strong brand in the markets in which our customers operate, and especially in key markets such as China. We continue to make investments both in our brand and in our go-to-market infrastructure, including in our local go-to-market teams. Our financial performance will depend in large part on our ability to continue to add customers, including customers who meet our target economic and risk profiles.

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

We benefit from a local presence and significant expertise in the markets in which our customers operate. We collaborate with many partners around the world, including local logistics firms, accounting firms, marketing companies, incorporation services providers and others, and these serve as a valuable acquisition channel for our business. We also integrate our services into software platforms, including accounting software providers, and with banks and other local payment providers. These partnerships enable us to offer better service to our customers and to cost-effectively acquire new customers. Our ability to innovate and grow is dependent, in part, on our ability to maintain and grow our partnership base.

Expanding our Addressable Market and Driving Increased Adoption of our Financial Stack. SMBs doing business in the global economy have many of the same complex needs as larger enterprises but lack internal resources and are underserved by the legacy financial system. Our financial stack is designed to meet the end-to-end AR and AP needs of SMBs with cross-border business.

We will continue to make significant investments in both existing and new products and services, including for those customers who operate B2B and direct-to-consumer models. We remain focused on increasing our penetration in these markets through new customer acquisition and driving increased adoption of these and other services, such as our card product.

As we meet more of the needs of our customers, we expect to increase the revenues we earn from customers and to drive improved retention. Our ability to continue to grow our revenues is dependent on our ability to continue to grow our customer base and to drive increased adoption of our B2B, Checkout, card products and other differentiated offerings.

Macroeconomic Trends. Our results are impacted by the relative strength of the overall global economy and its effect on business investment, unemployment, consumer spending behavior, and business and consumer demand. Our revenues are also impacted by the level of customer funds held on our platform and by the interest rate we are able to earn on those funds.

Our customers are also impacted by the macroeconomic and geopolitical environment, both the global environment and specific regional or local factors. For example, we believe that trade policy and the higher tariffs imposed in 2025 and in recent months by the United States and other countries have negatively impacted both consumer demand for tariff-sensitive products and business investment.

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

Revenue

The majority of our revenues are derived from transaction based fees on our customers' payment volume, which vary based on how the customers use the funds in their account. These fees are earned when customers withdraw their funds or use those funds to make payments. We also earn fees in certain instances when customers receive funds, such as through our invoicing services, or via their webstore activity. Some services, such as our virtual commercial card offering, typically generate higher transaction fees from a dollar of volume than if that same dollar was withdrawn to a customer’s bank account. We also generate revenue from non-volume-based products and services which are based on a fixed fee.

Additional revenue streams include service fees, such as fees on inbound payments, and bank transfer fees when enterprise customers send payments directly to recipients who do not have an account with us. In most cases, revenue is recognized and collected upon the completion of the underlying transaction, although some amounts are settled through intermediaries.

We also generate significant revenues from interest earned on customer funds held on our platform. For more information on our revenue recognition policies, see note 2s. of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Transaction costs

Transaction costs mainly consist of fees paid to the banks, processors and networks that process payments to and from the Payoneer platform, costs to acquire currencies, card supply costs, losses related to certain of our services, and expenses related to the outstanding balance associated with the 2021 Receivables Loan and Security Agreement (the “Warehouse Facility”, for which the scheduled revolving period expired in October 2024, while the agreement terminated in April 2025). These costs are net of any rebate programs with banks and processors, such as volume rebates. Transaction costs are primarily driven by volume and number of transactions and generally increase as volume and number of transactions increase, while certain of our products and services, such as our commercial card or Checkout product, and certain billing services in certain markets incur higher transaction costs.

We are exposed to potential transaction losses such as credit or debit collections losses, recalled payments, card negative balances, chargebacks and capital advance losses. These costs are included in transaction costs. We record an allowance for estimated losses arising from the above scenarios as well as doubtful capital advance collections.

Other operating expenses

Other operating expenses mainly include compensation for our employees and subcontractors, who support customer onboarding and support needs, payment operations, compliance and risk monitoring activities as well as third party vendor costs incurred related to fraud detection capabilities, compliance operations, regulatory services, as well as maintenance costs related to our customer engagement center infrastructure.

Research and development expenses

Research and development expenses consist primarily of employee compensation and related costs, professional services and consulting expenses, and non-capitalized costs associated with the development of new technologies and maintenance of existing infrastructure. Such non-capitalized costs are charged to the consolidated statements of comprehensive income as incurred.

Sales and marketing expenses

Sales and marketing expenses consist of costs for business development, customer success, product launch costs, marketing and advertising costs, retention costs, customer acquisition costs paid to customers, marketplaces and third parties and includes employee compensation and related costs.

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

Financial income (expense), net

Financial income (expense), net includes gains (losses) from foreign exchange fluctuations. We conduct transactions worldwide and settle accounts with our financial intermediaries in various currencies. Interest income (expense) from corporate cash and cash equivalents deposited in our accounts is also included under financial income (expense), net, which vary based on cash and cash equivalents balances, and based on market rates. In addition, as a result of the reverse recapitalization transaction we completed with FTAC Olympus Acquisition Corp. (“FTOC”) in 2021, we assumed public warrants that were exercisable for shares of our common stock. These warrants were repurchased and redeemed in full in September 2024 (Refer to Note 17 to our consolidated financial statements included elsewhere within this Annual Report on Form 10-K for details), but prior to the repurchase and redemption were classified as a liability and remeasured at period end and the corresponding mark-to-market adjustment were included in financial income (expense), net.

Income taxes

We are in a taxable income position in the U.S. and in certain foreign jurisdictions, for which there are income taxes recorded. In addition, we record expenses associated with uncertain income tax positions. We also recognize deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the years indicated, and the changes between periods.

	Year ended December 31,			Increase (Decrease)
(in thousands)	2025	2024	2023	2025	2024
Revenues	$1,052,774	$977,716	$831,103	8%	18%
Transaction costs(1)	165,239	152,106	122,291	9%	24%
Other operating expenses	165,265	169,550	160,609	(3)%	6%
Research and development expenses	155,423	134,631	119,197	15%	13%
Sales and marketing expenses	235,150	211,839	196,654	11%	8%
General and administrative expenses	141,405	113,263	100,929	25%	12%
Depreciation and amortization	65,625	47,296	27,814	39%	70%
Total operating expenses	928,107	828,685	727,494	12%	14%
Operating income	124,667	149,031	103,609	(16)%	44%
Financial income (expense):
Gain from change in fair value of Warrants	—	2,767	17,359	** %	(84)%
Loss on Warrant repurchase/redemption	—	(14,746)	—	** %	** %
Other financial income (expense), net	(9,079)	2,419	11,568	** %	(79)%
Financial income (expense), net	(9,079)	(9,560)	28,927	** %	** %
Income before income taxes	115,588	139,471	132,536	(17)%	5%
Income taxes	42,396	18,308	39,203	132%	(53)%
Net income	$73,192	$121,163	$93,333	(40)%	30%

** Not meaningful

(1)	In 2025, 2024, and 2023 interest expense and fees associated with related party transaction were $0, $1.4, and $1.8 million respectively.

Year ended December 31, 2025 Compared to the year ended December 31, 2024

Revenues

Revenues were $1,052.8 million for the year ended December 31, 2025, an increase of $75.1 million, or 8%, compared to $977.7 million for the year ended December 31, 2024. This increase in revenue was generally in line with volume, which grew by $7.4 billion, or 9% compared to the year ended December 31, 2024. The increase in revenue was driven by an increase in SMB revenue, including $52.0 million from B2B SMBs, $33.3 million from SMBs that sell on marketplaces, and $12.5 million from SMBs selling DTC. Note that certain non-volume revenues, including those related to banking partnerships and FX, which were previously allocated to SMBs that sell on marketplaces have been re-classified to B2B SMBs to better reflect the customers generating those revenues. Accordingly, the year-over-year change is calculated on a restated comparative basis. This change had no impact on total revenue or volumes. The growth in SMB revenue was driven by certain monetization initiatives, continued adoption of our high value services, and ongoing growth in high value regions. This increase in revenues was partially offset by a decrease of $25.2 million in interest income earned on customer balances resulting from modestly lower interest rates, and partially offset by an increase in customer balances held on our platform compared to the prior year period.

Transaction costs

Transaction costs were $165.2 million for the year ended December 31, 2025, an increase of $13.1 million, or 9%, compared to $152.1 million for the year ended December 31, 2024. This increase was primarily driven by an increase of $16.8 million in bank and processor fees, and $4.5 million in card network fees, reflecting an overall growth in transaction volumes. These increases were partially offset by a $5.7 million reduction in chargeback and operational losses. In addition, capital advance costs decreased by $3.2 million, largely due to cost efficiencies realized from funding the capital advances from corporate cash, versus the use of the Warehouse Facility which terminated in April 2025. Overall, the change in transaction costs for the period was in line with the increase in transaction volume.

Other operating expenses

Other operating expenses were $165.3 million for the year ended December 31, 2025, a decrease of $4.3 million, or 3%, compared to $169.6 million for the year ended December 31, 2024. This decrease was primarily driven by a $3.0 million reduction in third-party contractor expenses, a $3.0 million decrease in reserves related to ongoing regulatory matters, and a $1.9 million decrease in employee compensation, benefits and other employee-related expenses largely due to lower stock-based compensation expenses. These decreases were partially offset by an increase of $2.1 million in information technology expenses.

Research and development expenses

Research and development expenses were $155.4 million for the year ended December 31, 2025, an increase of $20.8 million, or 15%, compared to $134.6 million for the year ended December 31, 2024. This increase was driven primarily by a $11.3 million rise in employee compensation, benefits and other employee-related expenses due primarily to a higher average employee headcount, a $3.0 million increase due to restructuring expenses, $5.3 million increase in information technology expenses, $7.3 million increase in third-party contractor expenses, and a $1.3 million increase in facilities costs. This was partially offset by a $7.9 million increase in the amount of employee compensation, benefits and related expenses and third-party costs that were capitalized as internal use software, and a decrease of $1.2 million in third-party consultancy expenses.

Sales and marketing expenses

Sales and marketing expenses were $235.2 million for the year ended December 31, 2025, an increase of $23.4 million, or 11%, compared to $211.8 million for the year ended December 31, 2024. This increase was primarily driven by an $11.5 million rise in spending on certain direct marketing initiatives, a $10.1 million increase in employee compensation, benefits and other employee-related expenses due primarily to a higher average employee headcount, and a $0.7 million increase in information technology expenses.

General and administrative expenses

General and administrative expenses were $141.4 million for the year ended December 31, 2025, an increase of $28.1 million, or 25%, compared to $113.3 million for the year ended December 31, 2024. This increase was primarily driven by an $18.5 million increase in employee compensation, benefits, and other employee-related expenses due primarily to a higher average employee headcount, a $5.4 million increase in legal consultancy expenses, a $3.0 million increase in third-party consultancy expenses, a $1.0 million increase in information technology expenses, a $1.2 million increase in facilities-related costs, a $1.9 million increase in non-income tax reserves, and a $1.1 million increase in finance services. These increases were partially offset by a $5.0 million decrease in M&A related consultancy expenses, a $1.5 million decrease in donations, and a $1.1 million reduction related to the fair value adjustment of a liability related to our 2024 acquisition of Skuad.

Depreciation and amortization expenses

Depreciation and amortization expenses were $65.6 million for the year ended December 31, 2025, an increase of $18.3 million, or 39%, compared to $47.3 million for the year ended December 31, 2024. The increase was primarily driven by higher amortization of internal use software costs, consistent with increased internal-use software capitalized.

Financial income (expense), net

Financial expense, net was $9.0 million for the year ended December 31, 2025, a change of $0.6 million or 5% compared to $9.6 million in financial expense, net for the year ended December 31, 2024. The change was driven by a $14.7 million loss on warrant repurchase/redemption and a $2.8 million gain from the change in fair value of the warrant liability recorded in the prior year period, neither of which recurred in 2025, which was largely offset by an $11.1 million reduction in corporate interest income as a result of lower average invested balances and lower interest rates, as well as a $2.4 million decrease on the exchange rate loss for the year ended December 31, 2025 when compared to the year ended December 31, 2024.

Income taxes

Income tax expense was $42.4 million for the year ended December 31, 2025, an increase of $24.1 million, or 132%, compared to $18.3 million for the year ended December 31, 2024. This change was driven by the following factors: (i) a $10.2 million decrease in U.S prior year tax benefits due to a favorable provision to return adjustment in the prior year period related to the deduction for income earned from foreign customers; (ii) a $7.0 million decrease in foreign deferred tax benefits primarily related to stock-based compensation and (iii) a $5.9 million increase in the Company’s provision for uncertain tax positions. The decreases in both U.S. prior year tax benefits and foreign deferred tax benefits were due to factors observed in the prior period that did not reoccur in the current period.

On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was enacted into U.S. law. The Act includes changes to corporate taxation including making permanent certain provisions of the Tax Cuts and Jobs Act that were previously set to expire on December 31, 2025. The Act did not have a material impact on the Company’s effective tax rate or deferred tax assets for the year ended December 31, 2025.

Net income

For a discussion regarding our net income position in 2025 and 2024, please refer to the Liquidity and Capital Resources section below.

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

Sources of Liquidity

As of December 31, 2025, we had $415.5 million of cash and cash equivalents.

Current and Future Cash Requirements

On May 7, 2023, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $80.0 million of our common stock, including any applicable excise tax. On December 7, 2023, the Board of Directors authorized an amendment to the program to increase the authorized amount of repurchases to an aggregate amount not to exceed $250.0 million, including the amount that remained available as of December 7, 2023 to repurchase common stock under, but not any prior repurchases effected pursuant to, the previous authorization, and any applicable excise tax. On July 30, 2025, our Board of Directors amended the existing repurchase authorization to increase the authorized amount of repurchases up to $300 million, which amount includes amounts that remained available to repurchase common stock under, but not any prior repurchases effected pursuant to, the existing repurchase program and any applicable excise tax. The effective date of the amended authorization was August 6, 2025, and the amended authorization expires on December 31, 2027.

During the year ended December 31, 2025, we repurchased 27,249,432 shares of our common stock for approximately $175.1 million, including taxes and fees, of which $1.75 million was not yet settled at period end. As of December 31, 2025, a total of approximately $192.1 million, net of accrued but unpaid excise taxes, remained available for future repurchases of our common stock under the program.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.

	Year ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by operating activities	$233,489	$176,925	$159,489
Net cash used in investing activities	(218,345)	(1,961,267)	(44,254)
Net cash provided by financing activities	738,041	427,773	511,954
Effect of exchange rate changes on cash and cash equivalents	5,312	(3,588)	4,458
Change in cash, cash equivalents, restricted cash and customer funds	$758,497	$(1,360,157)	$631,647

Operating Activities

Net cash provided by operating activities was $233.5 million for the year ended December 31, 2025, an increase of $56.6 million compared to $176.9 million for the year ended December 31, 2024

Impact of net income - $48.0 million year over year decrease to operating cash flows

This decrease was driven by a $48.0 million decrease in net income for the year ended December 31, 2025 compared to the prior year period, which was primarily a result of $75.1 million of growth in revenue that was outpaced by $99.4 million of growth in operating expenses, as well as a $24.1 million increase in tax expense, as discussed in the Results of Operations section above.

Impact of non-cash items - $19.2 million year over year increase to operating cash flows

The decrease in net income period over period includes several non-cash items, that resulted in higher non-cash addbacks to net income when arriving at operating cash flows compared to prior year, consisting primarily of:

●	$18.3 million increase in depreciation and amortization expense
●	$9.8 million increase in interest and amortization of premium on investment
●	$8.3 million increase in stock-based compensation

The overall increase to operating cash flows from non-cash items was partially offset by higher non-cash reductions to net income compared to prior years, consisting primarily of:

●	$14.7 million decrease related to the loss on warrant repurchase/redemption transaction that occurred in 2024, and which did not recur for the year ended December 31, 2025.
●	$8.6 million decrease in the amount of addback from the impact of changes in exchange rate on cash, cash equivalents, restricted cash and customer funds.

Impact of changes in operating assets and liabilities - $85.4 million year over year increase to operating cash flows

During the year ended December 31, 2025, cash flows related to Other current assets increased $47.2 million reflecting a $23.4 million federal income tax refund received in 2025 that did not occur in 2024, and a $23.3 million reduction in capital advance receivables due to lower amounts extended to customers and timing of collections.

Trade payables also contributed a $6.7 million increase due to payment timing near period cut-off. Additionally, other long-term liabilities increased $11.7 million driven primarily from an increase in the reserve for uncertain tax positions.

Investing Activities

Net cash used in investing activities was $218.3 million for the year ended December 31, 2025, a decrease of $1,742.9 million compared to net cash used in investing activities of $1,961.3 million for the year ended December 31, 2024.

The decrease in net cash used in investing activities was primarily driven by a significant reduction in purchases of U.S. Treasury Securities and term deposits. During the year ended December 31, 2024, we were ramping up our interest rate hedging program and made significant initial investments in U.S. Treasury securities and term deposits, resulting in a net purchase of $1,802.0 million. In the current year, purchases of interest rate hedging instruments, U.S. Treasury Securities and term deposits, net of maturities, totaled $58.8 million, reflecting the ongoing maintenance of the hedging program.

In addition, cash used in investing activities decreased by $15.1 million, reflecting the difference in cash paid net of cash and customer funds acquired, of $33.1 million in relation to the acquisition of PayEco in 2025, compared to $48.2 million related to the acquisition of Skuad in 2024.

The decrease in cash used in investing activities was partially offset by an $18.7 million increase in cash used related to investments in property, plant and equipment of $18.7 million, primarily related to leasehold improvements and furniture and fixtures associated with our new office lease in Israel. In addition, our capitalized internal use software increased approximately $8.7 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Financing Activities

Net cash provided by financing activities was $738.0 million for the year ended December 31, 2025, an increase of $310.3 million compared to net cash provided by financing activities of $427.8 million for the year ended December 31, 2024.

This increase was primarily driven by a $344.6 million rise in customer balances held on our platform. Additionally, cash used in financing activities in 2024 was impacted by $19.8 million paid in connection with the warrant redemption, and net debt repayments of $18.4 million related to the Warehouse Facility, both of which did not recur during 2025.

Partially offsetting these increases in cash provided by financing activities was a $36.1 million increase in stock repurchases, a $20.4 million decrease in proceeds received from the issuance of common stock under our stock-based compensation plan, net of taxes paid related to the settlement of equity awards, and a $10.3 million increase in collateral payments on interest rate derivatives, net of receipts during the year ended December 31, 2025 when compared to the prior year.

Lease Commitments

We have entered into various non-cancelable leases for certain offices, data centers, and vehicles with contractual lease periods expiring between 2026 and 2036.

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$96,408	$633	$25,282	$22,171	$48,322

Off-Balance Sheet Arrangements

As of the balance sheet dates of December 31, 2025 and December 31, 2024, we have not engaged in any off-balance sheet arrangements, as defined by Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

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

Volume

Volume refers to the total dollar value of transactions successfully completed or enabled by our platform, not including orchestration transactions1. For a customer that both receives and later sends payments, we count the volume only once. Volume serves as a key metric for overall business activity, as growing volume is one of the primary drivers for our revenue growth.

(1)	Orchestration transactions ceased in 2023 and were related to our 2020 acquisition of optile GmbH.

	Year ended December 31,
(in millions)	2025	2024	2023
Volume	$87,503	$80,062	$66,020

Volume grew 9% for the year ended December 31, 2025 compared to the year ended December 31, 2024, driven by growth in volumes processed for enterprise partners, including in the travel segment, strong growth in volume from B2B SMBs, and continued growth in volumes from SMBs selling on marketplaces.

Revenue

We generate revenues mainly from transaction fees, which vary based on the type of service the customer utilizes. Transaction fee revenue principally consists of fees for usage, including withdrawals. We also earn revenues in certain instances from volumes coming into the platform, including related to our B2B services and through our Checkout offering. We generate significant revenues from interest earned on customer funds held on our platform. In addition, we generate revenue from non-volume-based products and services which are based on a fixed fee. We believe that Revenue demonstrates our ability to monetize volume activity on our platform. Our revenues can be impacted by the following:

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

Adjusted EBITDA

In addition to our financial results determined in accordance with GAAP, we believe Adjusted EBITDA, as a non-GAAP measure, is useful in evaluating our operating performance. We use Adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial measure, when taken together with the corresponding GAAP financial measures, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Adjusted EBITDA is helpful to our investors as it is a metric used by management in assessing our operating performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measure as a tool for comparison. A reconciliation is provided below for our non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measure and the reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure, and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA

	Year ended December 31,
(in thousands)	2025	2024	2023
Net income	$73,192	$121,163	$93,333
Depreciation and amortization	65,625	47,296	27,814
Income taxes	42,396	18,308	39,203
Other financial (income) expense, net	9,079	(2,419)	(11,568)
EBITDA	190,292	184,348	148,782
Stock based compensation expenses(1)	73,104	64,787	65,767
M&A related expenses (income)(2)	3,393	9,439	3,468
Gain from change in fair value of Warrants(3)	—	(2,767)	(17,359)
Loss on Warrant repurchase/redemption(4)	—	14,746	—
Restructuring charges(5)	4,873	—	4,488
Adjusted EBITDA	$271,662	$270,553	$205,146

(1) Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.

(2) Amounts relate to M&A-related third-party fees, including related legal, consulting and other expenditures. Additionally, amounts for the year ended December 31, 2025 and 2024 include $0.7 million and $1.8 million, respectively, in non-recurring fair value adjustment of the Skuad contingent consideration liability discussed in Note 3 to our consolidated financial statements included elsewhere within this Annual Report on Form 10-K.

(3) Changes in the estimated fair value of the public warrants are recognized as gain or loss on the consolidated statements of comprehensive income. The impact is removed from EBITDA as it represents market conditions that are not in our control.

(4) Amounts relate to a non-recurring loss on the repurchase and redemption of outstanding public warrants; refer to Note 17 to our consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

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

Allowance for Capital advance (“CA”) losses:

We have established an allowance for CA losses (“ALCAL”), which represents our estimate of current expected credit losses inherent in our portfolio. Since the adoption of ASC 326, Current Expected Credit Losses, we estimate ALCAL based on historical lifetime loss data as well as macroeconomic forecasts applied to the portfolio, which is segmented by program. Loss rates are generated using historical loss data for each portfolio which are applied to segments of each portfolio. We then apply macroeconomic factors such as market unemployment rate, current and forecasted GDP, S&P yield, risk free rate and inflation rate, which are sourced externally, using a single scenario that we believe is most appropriate to the economic conditions applicable to a particular period. Expected credit loss rates, incorporating historical loss data and macroeconomic factors, are applied to the principal amount of our CA receivables.

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

Goodwill is tested annually for impairment at the reporting unit level in the third quarter, or sooner when circumstances indicate an impairment may exist. The impairment evaluation for goodwill utilizes a qualitative assessment to determine whether it is more likely than not that goodwill is impaired. The qualitative factors may include, but are not limited to, macroeconomic conditions, industry and market conditions, operating environment, financial performance and other relevant events, which are inherently subject to estimation. If it is determined that it is more likely than not that goodwill is impaired, then we are required to perform a quantitative goodwill impairment test, which requires us to estimate the fair value of our reporting unit. The fair value of the reporting unit is estimated using a discounted cash flow method. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. Estimation is inherent in calculating the discount rate to apply and involves the use of third-party specialists.

Indefinite-lived intangible asset:

As described in Note 3, the Company recognized an indefinite-lived intangible asset related to a payment license recognized in the PayEco acquisition. The indefinite-lived intangible asset is not amortized, but is tested annually for impairment in the third quarter, or sooner when circumstances indicate an impairment may exist. The impairment assessment begins with a qualitative evaluation to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If this threshold is met, then we are required to perform a quantitative assessment, which requires us to estimate the fair value of the license and compare that to its carrying value. The indefinite-lived intangible asset is considered impaired if the carrying value exceeds the fair value. The fair value of the asset is estimated using a discounted cash flow method. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. Estimation is inherent in calculating the discount rate to apply and involves the use of third-party specialists.

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

Loss contingencies:

We are a party to certain legal and regulatory proceedings with respect to a variety of matters. We evaluate the likelihood of an unfavorable outcome of all legal or regulatory proceedings to which we are a party and accrue a loss contingency when the loss is probable and reasonably estimable. These judgments are subjective based on the status of the legal or regulatory proceedings, the merits of its defenses and consultation with in-house and external legal counsel. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims, litigation, or other enforcements and may revise our estimates. Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may differ materially from the actual outcomes. We do not recognize matters where a potential loss is only reasonably possible, the range of a reasonably possible loss cannot be estimated or such estimate is immaterial.

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

Interest Rate Sensitivity

The majority of our cash and cash equivalents and assets underlying customer funds were held in cash deposits and money market funds as of December 31, 2025, the fair value of which would not be materially affected by either an increase or decrease in interest rates, due mainly to the relatively short-term nature of these instruments. The fair value of our investments in term deposits and U.S. Treasury Securities, amounting to $1.8 billion, would be affected by changes in interest rates, and such changes could be material.

The Company has entered into interest rate floor contracts with respect to $2.2 billion in customer funds to limit the potential impact declining interest rates would have on our revenues from interest income, though as of the year ended December 31, 2025, a hypothetical 1% increase or decrease in interest rates could have a material effect on our revenues and earnings.

Foreign Currency Risk

While most of our revenue is earned in U.S. dollars, our foreign currency exposure includes currencies of the countries in which our operations are located, including operating expenses denominated in New Israeli Shekels. To reduce that risk, in January 2024, we began investing in foreign currency forward contracts and net purchased options, which are accounted for as cash flow hedges as described in Note 2e and Note 6 to our consolidated financial statements included elsewhere within this Annual Report on Form 10-K. A hypothetical 10% strengthening or weakening of the U.S. dollar against the New Israeli Shekel would have had a material impact on unrealized gains (losses) recognized in AOCI at December 31, 2025.

Our foreign currency exposure also includes currencies in which our customer funds are held, or in which they are withdrawn or utilized, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Japanese Yen, Chinese Yuan, Canadian Dollar, New Israeli Shekel, Philippine Peso, Indian Rupee, Mexican Peso, Pakistani Rupee, South Korean Won, Australian Dollar, Turkish Lira, and Polish Zloty. As of the years ended December 31, 2025 and 2024, respectively, a hypothetical 10% increase or decrease in current exchange rates could have a material impact on our financial results.

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

December 31, 2025
(a) Documents filed as part of this report
(a)(1) Financial Statements
Audited Consolidated Financial Statements of Payoneer Global Inc. for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

(2) Financial Statement Schedule
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.

(3)(b) Description of Exhibits
Exhibit Index

PAYONEER GLOBAL INC.

2025 ANNUAL REPORT

PAYONEER GLOBAL INC.

2025 ANNUAL REPORT

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Payoneer Global Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Payoneer Global Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for Income Taxes

As described in Notes 2(aa) and 23 to the consolidated financial statements, the Company recorded income taxes of $42.4 million for the year ended December 31, 2025, and has net deferred tax assets of $31.8 million, including a valuation allowance of $19.4 million, and liabilities for uncertain tax positions of $57.1 million as of December 31, 2025. The Company operates on a global basis and is subject to tax laws and regulations in the US as well as numerous foreign jurisdictions. Management measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which management expects to recover or settle the temporary differences. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is based on management’s estimates of future taxable income and application of relevant tax law. The estimate of the Company’s tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgments about the application of complex tax laws and regulations. As disclosed by management, the Company’s income tax filings are regularly under audit in multiple federal, state, and foreign jurisdictions and income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments.

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

February 26, 2026

We have served as the Company’s auditor since 2005.

PAYONEER GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	December 31,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$415,537	$497,467
Restricted cash	6,090	6,633
Customer funds	7,544,541	6,439,153
Accounts receivable (net of allowance of $501 in 2025 and $382 in 2024)	10,412	11,937
Capital advance receivables (net of allowance of $3,953 in 2025 and $4,955 in 2024)	43,665	56,242
Other current assets	90,671	88,210
Total current assets	8,110,916	7,099,642
Non-current assets:
Property, equipment and software, net	32,437	16,053
Goodwill	77,785	77,785
Intangible assets, net	208,053	102,390
Customer funds	350,000	525,000
Restricted cash	23,604	17,653
Deferred taxes, net	56,898	41,523
Severance pay fund	856	757
Operating lease right-of-use assets	62,257	19,403
Other assets	33,783	30,174
Total assets	$8,956,589	$7,930,380

Liabilities and shareholders’ equity:
Current liabilities:
Trade payables	$44,611	$37,302
Outstanding operating balances	7,894,541	6,964,153
Other payables	144,568	129,621
Total current liabilities	8,083,720	7,131,076
Non-current liabilities:
Deferred taxes, net	25,051	1,471
Other long-term liabilities	143,391	73,043
Total liabilities	8,252,162	7,205,590
Commitments and contingencies (Note 18)

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at December 31, 2025 and December 31, 2024.	—	—
Common stock, $0.01 par value, 3,800,000,000 and 3,800,000,000 shares authorized; 411,826,086 and 395,965,588 shares issued and 348,704,315 and 360,093,249 shares outstanding at December 31, 2025 and December 31, 2024, respectively.	4,118	3,960
Treasury stock at cost, 63,121,771 and 35,872,339 shares at December 31, 2025 and December 31, 2024, respectively.	(368,867)	(193,724)
Additional paid-in capital	896,294	821,196
Accumulated other comprehensive loss	(6,277)	(12,609)
Retained earnings	179,159	105,967
Total shareholders’ equity	704,427	724,790
Total liabilities and shareholders’ equity	$8,956,589	$7,930,380

The accompanying notes are an integral part of the consolidated financial statements.

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Year ended December 31,
	2025	2024	2023

Revenues	$1,052,774	$977,716	$831,103

Transaction costs	165,239	152,106	122,291
Other operating expenses	165,265	169,550	160,609
Research and development expenses	155,423	134,631	119,197
Sales and marketing expenses	235,150	211,839	196,654
General and administrative expenses	141,405	113,263	100,929
Depreciation and amortization	65,625	47,296	27,814
Total operating expenses	928,107	828,685	727,494

Operating income	124,667	149,031	103,609

Financial income (expense):
Gain from change in fair value of Warrants	—	2,767	17,359
Loss on Warrant repurchase/redemption	—	(14,746)	—
Other financial income (expense), net	(9,079)	2,419	11,568
Financial income (expense), net	(9,079)	(9,560)	28,927

Income before income taxes	115,588	139,471	132,536

Income taxes	42,396	18,308	39,203

Net income	$73,192	$121,163	$93,333

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale debt securities, net	11,641	(412)	—
Tax (expense) benefit on unrealized gain (loss) on available-for-sale debt securities, net	(2,621)	90	—
Unrealized gain on cash flow hedges, net	1,557	1,295	—
Tax expense on unrealized gain on cash flow hedges, net	(323)	(233)	—
Unrealized loss on interest rate floor, net	(4,426)	(16,768)	—
Tax benefit on unrealized loss on interest rate floor, net	1,117	3,661	—
Foreign currency translation adjustments	(613)	(66)	—
Other comprehensive income (loss)	6,332	(12,433)	—

Comprehensive income	$79,524	$108,730	$93,333

Per Share Data
Net income per share attributable to common stockholders — Basic earnings per share	$0.20	$0.34	$0.26
— Diluted earnings per share	$0.19	$0.31	$0.24

Weighted average common shares outstanding — Basic	361,172,145	358,345,945	361,678,893
Weighted average common shares outstanding — Diluted	376,731,192	386,237,179	392,665,718

The accompanying notes are an integral part of the consolidated financial statements.

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated	Retained
					Additional	other	earnings
	Common Stock		Treasury Stock		paid-in	comprehensive	(accumulated
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit)	Total
Balance at January 1, 2023	352,842,025	$3,528	—	$—	$650,433	$(176)	$(108,529)	$545,256
Exercise of options and vested RSUs, and shares granted, net of taxes paid related to settlement of equity awards	13,959,542	140	—	—	6,329	—	—	6,469
Stock-based compensation	—	—	—	—	69,028	—	—	69,028
ESPP shares issued	1,853,618	19	—	—	7,104	—	—	7,123
Common stock repurchased	—	—	(11,064,692)	(56,936)	—	—	—	(56,936)
Net income	—	—	—	—	—	—	93,333	93,333
Balance at December 31, 2023	368,655,185	$3,687	(11,064,692)	$(56,936)	$732,894	$(176)	$(15,196)	$664,273

Balance at January 1, 2024	368,655,185	$3,687	(11,064,692)	$(56,936)	$732,894	$(176)	$(15,196)	$664,273
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	26,038,653	260	—	—	13,947	—	—	14,207
Stock-based compensation	—	—	—	—	68,251	—	—	68,251
ESPP shares issued	1,271,750	13	—	—	6,104	—	—	6,117
Common stock repurchased	—	—	(24,807,647)	(136,788)	—	—	—	(136,788)
Unrealized loss on available-for-sale debt securities, net	—	—	—	—	—	(412)	—	(412)
Tax benefit on unrealized loss on available-for-sale debt securities, net	—	—	—	—	—	90	—	90
Unrealized loss on cash flow hedges, net	—	—	—	—	—	1,295	—	1,295
Tax benefit on unrealized loss on cash flow hedges, net	—	—	—	—	—	(233)	—	(233)
Unrealized loss on interest rate floor, net	—	—	—	—	—	(16,768)		(16,768)
Tax benefit on unrealized loss on interest rate floor, net	—	—	—	—	—	3,661		3,661
Foreign currency translation adjustments						(66)		(66)
Net income	—	—	—	—	—	—	121,163	121,163
Balance at December 31, 2024	395,965,588	$3,960	(35,872,339)	$(193,724)	$821,196	$(12,609)	$105,967	$724,790

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated
					Additional	other
	Common Stock		Treasury Stock		paid-in	comprehensive	Retained
	Shares	Amount	Shares	Amount	capital	income (loss)	earnings	Total
Balance at January 1, 2025	395,965,588	$3,960	(35,872,339)	$(193,724)	$821,196	$(12,609)	$105,967	$724,790
Exercise of options, warrants and vested RSUs, net of taxes paid related to settlement of equity awards	14,571,962	145	—	—	(7,254)	—	—	(7,109)
Stock-based compensation	—	—	—	—	75,441	—	—	75,441
ESPP shares issued	1,288,536	13	—	—	6,911	—	—	6,924
Common stock repurchased, net of excise tax	—	—	(27,249,432)	(175,143)	—	—	—	(175,143)
Unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	11,641	—	11,641
Tax expense on unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	(2,621)	—	(2,621)
Unrealized gain on cash flow hedges, net	—	—	—	—	—	1,557	—	1,557
Tax expense on unrealized gain on cash flow hedges, net	—	—	—	—	—	(323)	—	(323)
Unrealized loss on interest rate floor, net	—	—	—	—	—	(4,426)	—	(4,426)
Tax benefit on unrealized loss on interest rate floor, net	—	—	—	—	—	1,117	—	1,117
Foreign currency translation adjustments	—	—	—	—	—	(613)	—	(613)
Net income	—	—	—	—	—	—	73,192	73,192
Balance at December 31, 2025	411,826,086	$4,118	(63,121,771)	$(368,867)	$896,294	$(6,277)	$179,159	$704,427

The accompanying notes are an integral part of the consolidated financial statements.

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. DOLLARS IN THOUSANDS

	Year ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net income	$73,192	$121,163	$93,333
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,625	47,296	27,814
Deferred taxes	(17,405)	(22,616)	(11,122)
Stock-based compensation expenses	73,104	64,787	65,767
Gain from change in fair value of Warrants	—	(2,767)	(17,359)
Loss on Warrant repurchase/redemption	—	14,746	—
Interest on certificate of deposits	(13,370)	(11,442)	—
Interest and amortization of discount on investments	1,180	(8,577)	—
Foreign currency re-measurement (gain) loss	(5,031)	3,522	(4,359)
Changes in operating assets and liabilities, net of the effects of business combinations:
Other current assets	4,357	(42,872)	(4,310)
Trade payables	7,868	1,127	(8,326)
Deferred revenue	1,060	2,039	1,348
Accounts receivable, net	1,534	337	4,898
Capital advance extended to customers	(313,264)	(329,512)	(299,139)
Capital advance collected from customers	325,841	318,763	290,801
Other payables	(797)	3,967	13,619
Other long-term liabilities	18,060	6,358	232
Operating lease right-of-use assets	10,995	14,068	10,248
Other assets	540	(3,462)	(3,956)
Net cash provided by operating activities	$233,489	$176,925	$159,489

Cash Flows from Investing Activities
Purchase of property, equipment and software	(26,874)	(8,189)	(8,459)
Capitalization of internal use software	(60,855)	(52,203)	(39,333)
Related party asset acquisition	—	—	(3,600)
Severance pay fund distributions, net	(99)	83	255
Customer funds in transit, net	(38,683)	(50,768)	930
Investments in interest rate derivatives	(15,950)	(35,200)	—
Purchases of investments in available-for-sale debt securities	(446,303)	(1,443,772)	—
Maturities of investments in available-for-sale debt securities	328,500	277,000	—
Purchases of investments in term deposits	—	(600,000)	—
Maturities of investments in term deposits	75,000	—	—
Cash paid in connection with acquisition, net of cash and customer funds acquired (Refer to Note 3 for further information)	(33,081)	(48,218)	—
Net cash inflow from acquisition of remaining interest in joint venture	—	—	5,953
Net cash used in investing activities	$(218,345)	$(1,961,267)	$(44,254)

Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with stock-based compensation plan, net of taxes paid related to settlement of equity awards and proceeds from employee equity transactions to be remitted to employees	714	21,119	13,203
Outstanding operating balances, net	908,251	563,622	551,914
Borrowings under related party facility	—	15,120	26,855
Repayments under related party facility	—	(33,531)	(24,582)
Receipts of collateral on interest rate derivatives	126,060	37,890	—
Payments of collateral on interest rate derivatives	(117,590)	(19,100)	—
Consideration related to previous acquisitions	(4,461)	—	—
Warrant repurchase/redemption (Refer to Note 17 for further information)	—	(19,834)	—
Payment on exercise of warrants	(1,332)	—	—
Common stock repurchased	(173,601)	(137,513)	(55,436)
Net cash provided by financing activities	$738,041	$427,773	$511,954

Effect of exchange rate changes on cash and cash equivalents	$5,312	$(3,588)	$4,458

Net change in cash, cash equivalents, restricted cash and customer funds	758,497	(1,360,157)	631,647
Cash, cash equivalents, restricted cash and customer funds at beginning of year	5,658,210	7,018,367	6,386,720
Cash, cash equivalents, restricted cash and customer funds at end of year	$6,416,707	$5,658,210	$7,018,367
Supplemental disclosure of cash flow information:
Cash interest paid	$—	$1,399	$1,767
Supplemental information of investing and financing activities not involving cash flows:
Property, equipment, and software acquired but not paid	$453	$1,530	$810
Internal use software capitalized but not paid	$7,814	$7,108	$10,159
Right-of-use assets obtained in exchange for new operating lease liabilities	$51,305	$8,617	$19,842
Common stock repurchased but not paid, net of excise tax	$2,317	$775	$1,500

PAYONEER GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. DOLLARS IN THOUSANDS

The following table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2025	2024	2023
Cash and cash equivalents	$415,537	$497,467	$617,022
Current restricted cash	6,090	6,633	7,030
Non-current restricted cash	23,604	17,653	5,780
Customer funds
Current customer funds	7,544,541	6,439,153	6,390,526
Non-current customer funds	350,000	525,000	—
Customer funds shown in the consolidated balance sheets	7,894,541	6,964,153	6,390,526
Less: Customer funds in transit	(91,442)	(52,759)	(1,991)
Less: Customer funds invested in available-for-sale debt securities	(1,306,623)	(1,174,937)	—
Less: Customer funds invested in term deposits	(525,000)	(600,000)	—
Net customer funds shown in the consolidated statements of cash flows	5,971,476	5,136,457	6,388,535
Total cash, cash equivalents, restricted cash and customer funds shown in the consolidated statements of cash flows	$6,416,707	$5,658,210	$7,018,367

The accompanying notes are an integral part of the consolidated financial statements.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 1 – GENERAL OVERVIEW

Unless the context otherwise requires, the “Company”, “Payoneer”, “we,” “our,” “us” and similar terms refer to Payoneer Global Inc.

Payoneer, incorporated in Delaware, empowers global commerce by connecting businesses, professionals, countries and currencies with its diversified cross-border payments platform. Payoneer enables small and medium-sized businesses (“SMB(s)”) around the globe to reach new audiences by reducing the complexity of cross-border trade, and facilitating seamless, cross-border payments. Payoneer offers its customers the flexibility to pay and get paid globally as easily as they do locally. The Company offers a global financial stack that includes cross-border AR/AP capabilities and includes services such as funds management, working capital, multicurrency accounts, and workforce management. The fully-hosted service includes various payment options with minimal integration required, full back-office functions and customer support offered.

The Company supports customers that come from more than 190 countries and territories and operates in a rapidly evolving regulatory environment. Government regulations impact key aspects of the Company’s business in markets in which the Company operates.

Payoneer is registered as a Money Service Business with the U.S. Treasury’s Financial Crimes Enforcement Network (FinCEN) and licensed as a Money Transmitter under the laws of all U.S. states where such license is necessary for its business, as well as in the District of Columbia, Puerto Rico and the U.S. Virgin Islands. In 2015, the Company, through Payoneer Hong Kong Limited, was granted a Money Service Operator License in Hong Kong which enables the Company to offer payment services from Hong Kong. In 2016, the Company, through Payoneer Japan Limited, was registered as a Funds Transfer Service Provider in Japan. In 2018, the Company, through Payoneer Australia Pty Ltd, was registered as a Financial Services Licensee in Australia. In 2019, the Company, through Payoneer Europe Limited, was granted authorization to operate as an Electronic Money Institution from the Central Bank of Ireland and was then authorized, pursuant to EU passporting rules, to provide payment services under its license in all countries in the European Economic Area. Payoneer Europe Limited also holds a license with Mastercard to issue cards. In January 2021, Payoneer entered into an agreement with an existing card issuing partner in the United States that enables Payoneer to provide its customers with access to commercial Mastercard cards issued through the card issuing partner to make online purchases of commercial goods and services. In 2023, the Company, through Payoneer Payment Services (UK) Limited, was granted authorization as an Electronic Money Institution from the Financial Conduct Authority of the United Kingdom, and through Payoneer Singapore Private Limited, was granted a Major Payment Institution License from the Monetary Authority of Singapore. In 2025, the Company obtained a payment business license issued by the People’s Bank of China through the acquisition of PayEco Finance Information Holding Corporation (“PayEco”), the parent of a local licensed entity, now called Payoneer Payments (Guangdong) Co., Ltd. In addition, recently, Payoneer India Private Limited was granted in-principle authorization from the Reserve Bank of India as a Payment Aggregator Cross Border (Inward and Outward transactions).

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, allowance for capital advance receivables, income taxes, goodwill, indefinite-lived intangibles, revenue recognition, stock-based compensation, contingent consideration associated with M&A, and loss contingencies.

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

Balances in non-dollar currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-dollar transactions reflected in the consolidated statements of comprehensive income, the transaction date exchange rates are used. The resulting transaction gains or losses are recorded as other financial income or expense. The Company recognized $13,169 of such transaction losses during the year ended December 31, 2025. Depreciation, amortization and other changes deriving from non-monetary items are based on historical exchange rates.

Certain of the Company’s foreign subsidiaries acquired in the Skuad Pte. Ltd. (“Skuad”) acquisition use the local currency of the respective country of domicile as their functional currencies. Assets and liabilities of these non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars at the period-end rate of exchange. Revenues, costs, and expenses of the non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars using transaction date exchange rates. Gains and losses resulting from these translations are recorded as a component of other comprehensive income (“OCI”). Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as other financial income or expense in the consolidated statements of comprehensive income.

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

As of December 31, 2025 and 2024, the fair values of the Company's cash, cash equivalents, customer funds (other than the portion consisting of available-for-sale debt securities), restricted cash, accounts receivable, capital advance receivables, accounts payable, and outstanding operating balances approximated the carrying values of these instruments presented in the Company's consolidated balance sheets because of their nature.

e.	Derivatives and Hedging:

The Company is exposed to foreign currency risk due to operating expenses denominated in New Israeli Shekels. To reduce that risk, the Company enters into foreign currency forward contracts and net purchased options to hedge foreign currency risk related to its foreign operations in Israel. Additionally, the Company is exposed to interest rate risk on fluctuations in interest income due to floating rate assets in its investment portfolio. To reduce that risk, the Company has purchased interest rate floors to mitigate interest rate risk on a portion of future cash flow revenues associated with these floating rate investments. The Company does not use derivative financial instruments for trading or speculative purposes.

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

The Company was required to pay a premium related to the interest rate derivative instruments discussed above – this premium is amortized over the life of the instrument and is recognized in the same statement of comprehensive income line item as the hedged exposure. Cash flows related to the premium are included in cash flows from investing activities in the consolidated statements of cash flows.

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

The Company holds all customer balances, including Payoneer Workforce Management reserves amounts, as direct claims against the Company and reflects them as outstanding operating balances on the consolidated balance sheets. For Payoneer Workforce Management, the Company collects reserve amounts when personnel is onboarded under a customer engagement to secure future customer payment obligations, including those arising from personnel engagements.   When the customer relationship or the applicable engagement is terminated, the reserve is refunded, subject to the Company’s right of setoff outstanding fees or amounts.

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

Investments in available-for-sale debt securities are reported at fair value, net of any unamortized discount or premium, accrued interest, and unrealized gains and losses, within Customer funds on the Company’s consolidated balance sheets. Unrealized gains and losses are included as a component of OCI, net of related estimated tax provisions or benefits. Interest income, amortization of any discount or premium, and realized gains and losses on these securities are recognized within revenue from other sources on the consolidated statements of comprehensive income. In the period of sale, any unrealized gain or loss previously recognized in accumulated other comprehensive income (“AOCI”) is reversed into net income. Purchases, maturities, and sales of debt securities are classified as investing activities.

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

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

Investments in term deposits are accounted for as restricted cash, given that the Company’s ability to withdraw the balances is restricted during the term of the deposit agreement. $11,031 and $13,766 in accrued interest on term deposits was included in Other current assets and Other assets, respectively, as of December 31, 2025. Interest income is recognized within revenue from other sources on the consolidated statements of comprehensive income, and the balances are included within Customer funds on the consolidated balance sheets. Similar to investments in debt securities described above, purchases and maturities of term deposits are classified as investing activities and as such, are excluded from the basis of cash, cash equivalents, restricted deposits, and customer funds on the consolidated statements of cash flows.

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

The Company recognizes revenues associated with these fees over the CA period, adjusting the amount to reflect an effective interest rate. The fees earned on these receivables are included in revenue on the consolidated statements of comprehensive income and the total fees were not significant to the Company’s operations for the years ended December 31, 2025, 2024 or 2023.

CA receivables, net represents the aggregate amount of CA-related receivables as of the consolidated balance sheet date, net of an allowance for potential uncollectible amounts in the event of merchant fraud, diversion or default. For the purchased receivables, the Company is generally exposed to potential advance losses related to uncollectibility, and as such, the Company establishes an allowance for CA losses (“ALCAL”). Changes to the ALCAL are reflected as transaction costs on the consolidated statements of comprehensive income, according to company’s charge-off methodology.

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

Capitalized internal use software is presented within intangible assets, net on the consolidated balance sheets. The assets are amortized over the period of estimated benefit of 1.2-3 years, using the straight-line method, and related amortization is presented under depreciation and amortization on the consolidated statements of comprehensive income. No significant residual value is estimated for internal use software. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development cost requires considerable judgement by management.

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

Costs related to implementation of cloud computing arrangements that qualify for capitalization are stated at cost less accumulated amortization within prepaid expenses, allocated between other current and other non-current assets on the consolidated balance sheets based on the expected amortization to be recognized within one year. Such capitalized costs are amortized using the straight-line method over the fixed, non-cancellable term of the associated hosting arrangement, plus any reasonably certain renewal periods, beginning when the cloud computing arrangement is substantially complete and ready for its intended use. The amortization expense of such capitalized costs are presented within the same financial statement line items as the associated service fees in the consolidated statements of comprehensive income.

As of December 31, 2025, the net carrying value of capitalized implementation costs included $3,125 in other non-current assets.

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

If the screen test is not met, the Company further considers whether the set of assets or acquired entities have at a minimum, inputs and processes that have the ability to create outputs which would meet the definition of a business. The Company accounts for business combinations using the acquisition method when control is transferred to the Company. The consideration transferred in the acquisition is measured at fair value, as are the identifiable net tangible and intangible assets acquired. The fair value of the assets are considered significant estimates made by the Company. Any residual purchase price is allocated as goodwill. Transaction costs are expensed as incurred, except if related to the issue of debt or equity securities. Any contingent consideration connected to the business combination is measured at fair value at the date of acquisition and each reporting period thereafter. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed in the business combination, with the corresponding offset recorded to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of comprehensive income or as an adjustment to acquisition-related assets and liabilities.

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

The Company computes amortization using the straight-line method over the estimated useful lives as follows:

Years
Internal use software	1.2-3.0
Customer relationships	11.4
Acquired developed technology	3.0-6.0

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. An asset is considered impaired if its carrying value exceeds the future net cash flow the asset is undiscounted.

Indefinite-lived intangible asset consists of a payment business license recognized in the PayEco acquisition. The indefinite-lived intangible asset is not amortized, but is tested for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired. The impairment assessment begins with a qualitative evaluation to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If this threshold is met, the Company performs a quantitative assessment, comparing the fair value of the asset to its carrying amount. The indefinite-lived intangible asset is considered impaired if the carrying value exceeds the fair value.

The fair value of the asset is estimated using a discounted cash flow method. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. Failure to achieve these expected results, changes in the discount rate or market pricing metrics, may cause a future impairment of the indefinite-lived intangible asset.

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

The Company determines whether an arrangement is a lease for accounting purposes at contract inception by determining whether an asset is explicitly or implicitly identified in the arrangement, and whether the Company obtains the right to control the use of that asset. As of December 31, 2025 and 2024, the Company had entered into operating leases for office facilities, data centers and employee vehicles and did not have any finance leases.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a derivative liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as gain or loss on the consolidated statements of comprehensive income. In accordance with ASC 825-10, Financial Instruments, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the statements of comprehensive income as incurred.

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

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

Card and customer account revenue:

1)	Transaction fee revenues - the Company’s transaction fee revenue principally consists of platform and card usage fees. Revenue may vary based on the size and volume of transactions, the payment methods used, the currencies to be ultimately disbursed and the countries to which the funds are transferred. Transaction fee revenues are recognized at a point in time which is the period when the underlying transactions occur, and at this time the amounts are known.
2)	Collection and loading fees - fees charged based on the size and volume of transactions loaded on the platform or allocated to cards. Fees are recognized at a point in time, in the period that the collection from a third-party or load to a customer’s account or card occurs.
3)	Service and maintenance fees - maintenance and service fees are charged either monthly or annually to customers. Fees charged to customers covering a single reporting period or multiple reporting periods are recognized when the fee is charged as there is no binding contract term and the fee does not represent a material right to the customer.
4)	Cancellations and refunds of fees - the Company records revenue net of transaction cancellation and refunds of fees. Cancellations and refunds of fees are estimated at the time that the underlying transaction occurs and are provided for in advance of the cancellation or refund.

Capital advance fees:

The Company offers customers a capital advance in exchange for a fixed amount of their future receivables. Such customers use Payoneer’s payment services to receive payments from third-party online marketplaces for goods and services sold on the marketplaces. For the capital advances in which the Company retains the right to future receivables, the fee is recognized over the advance period. Refer to Note 2i for the Company’s accounting policy related to capital advance receivables.

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

Amortization of customer acquisition rewards and sales commissions are consistent with the pattern of revenue recognition of each performance obligation. Incentives earned by customers and third parties for referring new customers are paid in exchange for a distinct service and accounted for as sales and marketing expenses on the consolidated statements of comprehensive income. Any amounts paid in excess of the fair value of the referral service received are recorded as a reduction of revenue. Fair value of the service is established using amounts paid to vendors for similar services. The Company has applied the practical expedient in ASC 340-40 to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less.

The Company recognizes an asset for incremental costs to obtain a contract such as sales commissions and other customer incentives. The asset is amortized on a systematic basis over the expected customer relationship period, which is estimated as of December 31, 2025 to be 2.43 years. The amortization is recorded within sales and marketing expense on the consolidated statements of comprehensive income.

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

Transaction costs consist of fees paid to banks, processors and card networks, costs to acquire currencies, card supply costs and other fees related to the Company’s services. These costs are net of any rebate programs with banks, processors and networks, such as currency conversion assessment rebates and volume rebates. These costs are primarily driven by the number of transactions and volume.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company is exposed to potential transaction losses due to credit or debit collections, recalled payments and card negative balances and related chargebacks, including charge-offs related to CA. These losses are included in transaction costs. The Company established an allowance for estimated losses arising from processing customer transactions, which represents an accumulation of the estimated amounts necessary to provide for transaction losses incurred as of the reporting date, including those for which the Company has not yet identified. The allowance is monitored quarterly and is updated based on actual claims data. The allowance is based on known facts and circumstances as well as internal factors. As of December 31, 2025 and 2024, the provision for transaction losses, including the allowance for CA totaled $6,678 and $8,004, respectively, and was included in other payables, with the exception of the allowance for CA which is within CA receivables, net on the consolidated balance sheets. Transaction costs also included expenses related to the Warehouse Facility in 2024.

u.	Other operating expenses:

Other operating expenses mainly include compensation for our employees and subcontractors, who support customer onboarding and support needs, payment operations, compliance and risk monitoring activities as well as third party vendor costs incurred related to fraud detection capabilities, compliance operations, regulatory services, as well as maintenance costs related to our customer engagement center infrastructure.

v.	Sales and marketing expenses:

Sales and marketing expenses include business development and product launch costs, marketing and advertising costs, retention and customer support costs, partnership commissions, and certain customer acquisition costs. This also includes employee compensation and related costs to support the sales and marketing process. Advertising and marketing costs are expensed as incurred and amounted to $45,946, $35,767 and $23,878 for the  years ended December 31, 2025, 2024 and 2023, respectively.

w.	Research and development expenses:

Research and development expenses are charged to the consolidated statements of comprehensive income as incurred and consist primarily of employee compensation and related costs, professional services and consulting expenses, and non-capitalized costs associated with the development of new technologies and maintenance of existing infrastructure.

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

Equity awards granted to employees and non-employees are accounted for using the grant date fair value method. The grant date fair value is determined as follows: for stock options with an exercise price, using the Black Scholes pricing model, for restricted stock units (“RSUs”) with market conditions and the Employee Stock Purchase Plan (“ESPP”), using a Monte Carlo model, for RSUs and stock options with no or an insignificant exercise price with service conditions, using on the grant date share price and for performance stock units (“PSUs”) with service and performance conditions, using the grant date fair value method, based on grant date share price. The fair value of stock-based payment transactions is recognized as expense over the requisite service period. Forfeitures are accounted for as they occur.

The Company measures the compensation cost related to options, RSUs, and ESPP rights awarded on the grant date and recognizes the cost on a straight-line basis over the requisite service period of the awards. Cost of awards with service conditions and market-based conditions for vesting and PSUs are recognized using the graded vesting method. For awards with market conditions, compensation expense is not reversed if the market conditions are not satisfied.

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

The Company recognizes a tax benefit of stock-based compensation in the consolidated statements of comprehensive income if the tax benefit is realized.

The Company issues new shares of common stock for the ESPP at the end of the ESPP period, upon exercise of options and RSU vesting.

z.	Concentration of risks:

Credit risk concentration

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, customer funds, restricted cash, accounts receivable, term deposits, available-for-sale debt securities and interest rate derivatives. The Company’s assets are held with various institutions, which may include banks, payment service providers, or other financial institutions throughout the world. The Company regularly reviews its relative exposure to financial and other institutions and has relationships with a globally diversified group of service providers. A significant portion of the Company’s funds are deposited at large depository institutions and global systematically important banks. The vast majority of those cash funds exceed applicable FDIC coverage insurance limits or are held with financial institutions in countries that do not offer deposit insurance and are subject to specific institutional, regional and country risks. The Company is also exposed to transaction losses due to funds blocked with its global bank transfers processors. See also Note 18.

56% and 58% of the Company’s cash and cash equivalents and customer funds are concentrated with U.S. financial institutions as of December 31, 2025 and 2024, respectively.

Cash and cash equivalents and customer funds balances denominated in U.S. dollars represents 74% of the balance of the cash, cash equivalents and customer funds at both December 31, 2025 and 2024.

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

Marketplace and customer concentration

In 2025, 2024, and 2023, revenues associated with one individual marketplace represented 21%, 23%, and 25%, respectively, of total revenue.  In 2023 revenues associated with another individual marketplace represented 11% of total revenue.

In 2025, 2024 and 2023, revenues generated from customers who reside in Greater China constituted 34%, 35% and 35%, respectively, of total revenues. This geographic concentration creates exposure to local economic and political conditions, and to economic downturns in the markets serviced by customers who reside in Greater China, as well as to macroeconomic factors, such as changes in trade policy and other governmental actions, including tariff policy, that affect the region. Any unforeseen events or changes in regulation or legal requirements in Greater China that restrict the services the Company can provide to customers who reside in Greater China could have a material impact on the Company’s financial statements.

Geographical employee concentration

In October 2025, a ceasefire between Israel and Hamas entered into effect, to end a two-year long war between them that started on October 7, 2023. During the war conflicts between Israel and Hezbollah, Iran and other proxies of the Iranian regime were also involved. During the war, we continued to operate our business and serve our customers around the world and, to date, our ability to support customers has not been materially impacted. We continue to monitor the situation closely and benefit from our broad geographic footprint, partially outsourced operations model, and a robust business continuity plan. Additionally, our technology infrastructure has redundancy in place outside of Israel. Approximately 51% of the Company’s global employee base is located in Israel, including approximately 79% of its research and development resources, as of December 31, 2025. An insignificant amount of the Company’s Israeli workforce were called to military reserve duty and the Company has contingencies in place to cover impacted roles and responsibilities.

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

The Company releases the tax effects from AOCI into earnings in the consolidated statements of comprehensive income when the underlying item of AOCI is realized.

bb.	Contingencies:

Loss contingencies are recognized in the consolidated financial statements when the loss is probable and can be reasonably estimated. The Company does not recognize matters where a potential loss is only reasonably possible, the range of a reasonably possible loss cannot be estimated or such estimate is immaterial. Gain contingencies are recognized when realized. Legal costs are expensed as incurred and recorded in general and administrative expenses on the consolidated statements of comprehensive income.

cc.	Recently issued accounting pronouncements:

Financial Accounting Standards Board (“FASB”) standards adopted during 2025

In 2023, the FASB issued guidance, ASU 2023-09, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). It also requires entities to disclose their income tax payments (net of refunds received) to international, federal, state and local jurisdictions among other changes. The new standard is effective for annual periods beginning January 1, 2025. The Company adopted the standard prospectively during the year ended December 31, 2025. Refer to Note 23 for required disclosures.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

FASB Standards issued, but not adopted as of December 31, 2025

In 2024, the FASB issued guidance, ASU 2024-03, which requires the disaggregated disclosure of certain costs and expenses on an interim and annual basis. The new standard is effective for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028 and can be applied prospectively with the option for retrospective application to all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its financial statement related disclosures.

In 2025, the FASB issued ASU 2025-06 Accounting for Disclosure of Software Costs. The new standard modernizes the guidance to reflect the software development approaches currently being used by removing all references to “development stages” from ASC 350-40 Intangibles—Goodwill and Other - Internal-Use Software. Under ASU 2025-06, only the following criteria in ASC 350-40-25-12(b) and (c) must be met for entities to begin capitalizing software costs: (i) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). This standard is effective for all entities for annual reporting periods beginning January 1, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its financial statements and related disclosures.

NOTE 3 –ACQUISITIONS

PayEco

On April 9, 2025, the Company acquired 100% of the equity interests of PayEco, the parent company of EasyLink Payment Co., Ltd (now Payoneer Payments (Guangdong) Co., Ltd)., a licensed China based payment service provider, for a total consideration of $76,074. The consideration is comprised of the following:

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

The Company determined that this transaction is an asset acquisition under ASC 805, as the acquired group of assets does not have a substantive process that together with the assets acquired significantly contribute to the ability to create outputs. Therefore, the business definition was not met.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 3 –ACQUISITIONS (continued):

Skuad

On August 5, 2024, Payoneer acquired 100% of the outstanding equity of Skuad and its subsidiaries, a global workforce and payroll management company. The acquisition accelerates Payoneer’s strategy to deliver a comprehensive and integrated financial stack for SMBs that operate globally. The transaction was accounted for in accordance with ASC 805, Business Combinations (“ASC 805”), using the acquisition method of accounting with Payoneer as the acquirer.

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

The settlement of unvested acquiree stock-based compensation awards relates to unvested Skuad stock options which were cancelled upon acquisition and either replaced with Payoneer RSUs or not replaced and settled in cash. Replacement awards included 90,000 RSUs which were measured at fair value based on the grant date share price. Additionally, the Company granted 1,870,577 RSUs valued at $10,364, which are subject to ratable quarterly vesting contingent on future services and continued employment of the Skuad founder and shall be expensed over a remaining service period of up to three years.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 3 –ACQUISITIONS (continued):

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

Due to Skuad’s insignificant size relative to the Company, Payoneer is not providing supplemental pro forma financial information for the current and prior reporting periods. During the year ended December 31, 2024, Payoneer incurred acquisition-related costs of $4,900, which were included in general and administrative expenses on the consolidated statements of comprehensive income.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 4 – CAPITAL ADVANCE (“CA”) RECEIVABLES

During the years ended December 31, 2025 and 2024, the Company has purchased and collected the following principal amounts associated with CA receivables, including foreign exchange adjustments:

	December 31,
	2025	2024
Beginning CA receivables, gross	$61,197	$50,552
CA extended to customers	312,262	329,408
Change in revenue receivables	(503)	(185)
CA collected from customers	(321,723)	(314,443)
Charge-offs, net of recoveries	(3,615)	(4,135)
Ending CA receivables, gross	$47,618	$61,197
Allowance for CA losses	(3,953)	(4,955)
CA receivables, net	$43,665	$56,242

The following are current and overdue balances from above that are segregated into the timing of expected collections at December 31, 2025:

		Due in less than			Due in more than
Total	Overdue	30 days	Due in 30-60 days	Due in 60-90 days	90 days
47,618	987	13,017	10,123	19,307	4,184

The following are current and overdue balances from above that are segregated into the timing of expected collections at December 31, 2024:

		Due in less than			Due in more than
Total	Overdue	30 days	Due in 30-60 days	Due in 60-90 days	90 days
61,197	2,825	13,654	13,357	23,252	8,109

As of December 31, 2025, the Company has applied a range of loss rates to the portfolio of 0.64% to 2.12% for the allowance for CA losses with the weighted average loss rate applied being 1.27%. The Company applied a range of loss rates to the portfolio of 0.87% to 2.02% for the allowance for CA losses with the weighted average loss rate applied being 1.5% as of December 31, 2024.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 5 - CUSTOMER FUNDS AND INVESTMENTS

The Company has invested certain customer funds in available-for-sale debt securities and term deposits. The following table summarizes the assets underlying customer funds as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$6,062,918	$5,189,216
Available-for-sale debt securities	1,306,623	1,174,937
Term deposits	175,000	75,000
Total current customer funds	$7,544,541	$6,439,153
Term deposits	350,000	525,000
Total non-current customer funds	$350,000	$525,000
Total customer funds	$7,894,541	$6,964,153

As of December 31, 2025, the estimated fair value of the available-for-sale debt securities included $8,801 in unrealized gains and $103 in unrealized losses, net of tax. The gross unrealized losses of $131 related to assets with a fair value of $72,362, which had been in a continuous unrealized loss position for less than 12 months.

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

During the year ended December 31, 2025, the Company did not sell any available-for-sale debt securities or incur any realized gains or losses.

As of December 31, 2025, $350,055 of the Company’s available-for-sale debt securities were due to mature within one year or less, and $956,568 were due to mature between one and five years.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 6 - DERIVATIVES AND HEDGING

The following table summarizes the gross notional amount and fair value of outstanding derivative instruments at December 31, 2025 and 2024.

		December 31, 2025
	Balance Sheet Location	Notional Amount	Fair Value
Derivative assets designated as hedge accounting instruments:
Interest rate floors[1]	Other Current Assets	(1)	$1,688
Foreign currency forwards	Other Current Assets	$48,905	2,852
Total current derivative assets		$48,905	$4,540
Interest rate floors[1]	Other Non-Current Assets	(1)	$24,846
Total derivative assets		$48,905	$29,386

		December 31, 2024
	Balance Sheet Location	Notional Amount	Fair Value
Derivative assets designated as hedge accounting instruments:
Interest rate floors[2]	Other Current Assets	(2)	$739
Foreign currency forwards	Other Current Assets	$40,330	910
Foreign currency net purchased options	Other Current Assets	15,966	385
Total current derivative assets		$56,296	$2,034
Interest rate floors[2]	Other Non-Current Assets	(2)	$17,692
Total derivative assets		$56,296	$19,726

1The Company’s investment in interest rate derivative instruments consists of investments in 3% interest rate floors to hedge interest income on customer funds in floating rate cash equivalent investments. As of December 31, 2025, the Company held a notional amount of $2,200,000 with varying maturities ranging from 2027 through 2030. The short-term portion of the investments’ fair value shown in the table above relates to the portion of the hedge expiring within one year of the balance sheet date.

2The Company’s investment in interest rate derivative instruments consists of investments in 3% interest rate floors to hedge interest income on customer funds in floating rate cash equivalent investments. As of December 31, 2024, the Company held a notional amount of $1,900,000 with varying maturities ranging from 2027 through 2029. The short-term portion of the investments’ fair value shown in the table above relates to the portion of the hedge expiring within one year of the balance sheet date.

During the year ended December 31, 2025 and 2024, the Company recognized $2,075 and $12,045 in unrealized losses, net of tax, on derivative instruments designated as cash flow hedges in OCI, respectively.

During the years ended December 31, 2025 and 2024, the Company recognized reductions to revenue of $3,420 and $1, respectively, related to its interest rate floors. During the years ended December 31, 2025 and 2024, the Company also recognized reductions to operating expenses of $9,553 and $132, respectively related to its foreign currency derivatives.

As of December 31, 2025, the Company estimated that $7,784 of unrealized losses related to interest rate floor cash flow hedges currently included in AOCI are expected to be reclassified into net income within the next 12 months. As of December 31, 2025, the Company estimated that $2,852 of unrealized gains related to foreign currency cash flow hedges currently included in AOCI are expected to be reclassified into operating expenses within the next 12 months. As of December 31, 2025, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 58 months. During the years ended December 31, 2025 and 2024, the Company did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 6 - DERIVATIVES AND HEDGING (continued):

As of December 31, 2025 and 2024, the Company recognized an obligation to return cash collateral related to interest rate floors of $27,260 and $18,790, respectively, which was offset against the gross derivative balances shown in the table above.

NOTE 7 - FAIR VALUE

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
U.S. Treasury Securities (included within Customer funds)	$1,306,623	$—	$—	$1,306,623
Derivative assets (included within Other current assets)
Interest rate floors[1]	$—	$1,688	$—	$1,688
Foreign currency forwards	—	2,852	—	2,852
Total current derivative assets	$—	$4,540	$—	$4,540
Derivative assets (included within Other non-current assets)
Interest rate floors[1]	$—	$24,846	$—	$24,846
Total financial assets	$1,306,623	$29,386	$—	$1,336,009
Financial Liabilities:
Skuad acquisition earnout liability (included within Other payables)	$—	$—	$8,453	$8,453
Non-current portion of PayEco deferred payment liability (included within Other long-term liabilities)	$—	$—	$7,220	7,220
Total financial liabilities	$—	$—	$15,673	$15,673

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
U.S. Treasury Securities (included within Customer funds)	$1,174,937	$—	$—	$1,174,937
Derivative assets (included within Other current assets)
Interest rate floors[1]	$—	$739	$—	$739
Foreign currency forwards	—	910	—	910
Foreign currency net purchased options	—	385	—	385
Total current derivative assets	$—	$2,034	$—	$2,034
Derivative assets (included within Other non-current assets)
Interest rate floors[1]	$—	$17,692	$—	$17,692
Total financial assets	$1,174,937	$19,726	$—	$1,194,663
Financial Liabilities:
Current portion of Skuad acquisition earnout liability (included within Other payables)	$—	$—	$723	$723
Non-current portion of Skuad acquisition earnout liability (included within Other long-term liabilities)	$—	$—	$8,021	$8,021
Total financial liabilities	$—	$—	$8,744	$8,744

1As of December 31, 2025 and 2024, the Company recognized an obligation to return cash collateral related to interest rate floors of $27,260 and $18,790, respectively, which was offset against the gross derivative balances shown in the table above.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 7 - FAIR VALUE (continued):

The Company’s foreign currency derivative instruments are valued using pricing models that take into account the contract terms and relevant currency rates. The Company’s interest rate floors are valued using pricing models that take into account the contract terms and relevant interest rates.

As of December 31, 2025 and 2024, the fair values of the Company's cash, cash equivalents, customer funds (other than the portion consisting of available-for-sale debt securities), restricted cash, accounts receivable, capital advance receivables, accounts payable, and outstanding operating balances approximated the carrying values of these instruments presented in the Company's consolidated balance sheets because of their nature.

In 2024, the Company recognized a liability for contingent consideration related to the Skuad acquisition. During the years ended December 31, 2025 and 2024, the Company recognized $680 and $1,770 in loss related to the change in the fair value of the liability since the acquisition date, included within General and administrative expenses on the consolidated statements of comprehensive income. Refer to Note 3 above for additional details around valuation.

In April 2025, the Company recognized liabilities for deferred payments related to the PayEco acquisition, $559 expense related to the imputed interest associated with the liability, included within the Other financial income (expense), net on the condensed consolidated statements of comprehensive income was recognized during the year ended December 31, 2025.

NOTE 8 - OTHER CURRENT ASSETS

Composition of other current assets, grouped by major classifications, is as follows:

	December 31,
	2025	2024
Income receivable	$43,690	$24,654
Prepaid expenses	26,087	21,429
Prepaid income taxes	6,530	33,476
Derivative assets	2,852	1,295
Other	11,512	7,356
Total other current assets	$90,671	$88,210

NOTE 9 – PROPERTY, EQUIPMENT AND SOFTWARE

Composition of property, equipment and software, grouped by major classifications, is as follows:

	December 31,
	2025	2024
Computers, software and peripheral equipment	$43,345	$43,003
Leasehold improvements	21,289	8,846
Furniture and office equipment	8,712	6,286
Property, equipment and software	73,346	58,135
Accumulated depreciation	(40,909)	(42,082)
Property, equipment and software, net	$32,437	$16,053

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 were $10,034, $8,431 and $8,056, respectively.

During the years ended December 31, 2025, 2024 and 2023, the Company disposed of certain long-lived assets which were fully depreciated and had a cost of $11,207, $5,655 and $2,915.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 9 – PROPERTY, EQUIPMENT AND SOFTWARE (continued):

The following table presents the Company’s property, equipment and software, net of depreciation, by geographic region:

	December 31,
	2025	2024
Israel	$26,639	$11,674
United States	2,701	2,756
All other countries	3,097	1,623
	$32,437	$16,053

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company conducted the annual impairment test of goodwill as of September 30, 2025. The Company elected to perform a qualitative analysis of fair value of the reporting unit compared to the carrying value of the reporting unit. Based on the results of this analysis, the Company determined that goodwill was not impaired. The Company has not recognized an impairment charge in any of the years ended December 31, 2025, 2024 and 2023. No triggering events have occurred since the annual impairment assessment that would change the Company’s assessment.

There were no changes to the Company’s goodwill balance of $77,785 during the year ended December 31, 2025.

Refer to Note 3 for details around goodwill acquired during the year ended December 31, 2024. The following table presents goodwill balance and adjustments related to those balances during the year ended December 31, 2024.

	December 31,	Goodwill	December 31,
	2023	Acquired	2024
Total goodwill	$19,889	57,896	$77,785

Intangible assets

Composition of intangible assets, grouped by major classifications, is as follows:

	December 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Internal use software	$236,770	(134,466)	$102,304	$175,698	$(86,882)	$88,816
Acquired developed technology	20,269	(17,650)	2,619	20,269	(13,111)	7,158
Customer relationships	6,683	(910)	5,773	6,683	(267)	6,416
Payment license	97,357	—	97,357	—	—	—
Total	$361,079	$(153,026)	$208,053	$202,650	$(100,260)	$102,390

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS (continued):

As discussed in Note 3, in April 2025, the Company completed its acquisition of PayEco. The Company determined that this transaction is an asset acquisition under ASC 805, as the acquired group of assets does not have a substantive process that together with the assets acquired significantly contribute to the ability to create outputs. Therefore, the business definition was not met. The Company has determined that the license is an indefinite lived intangible asset with a carrying value of $97,357 at December 31, 2025.

The Company conducted the annual impairment test of the payment license as of September 30, 2025. The Company elected to perform a qualitative analysis of fair value of the payment license to its carrying amount. Based on the results of this analysis, the Company determined that the license was not impaired. No triggering events have occurred since the annual impairment assessment that would change the Company’s assessment.

Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $53,692, $37,015 and $19,434, respectively.

At December 31, 2025, 2024 and 2023, the Company evaluated internal use software for impairment and determined to impair internal use software assets no longer in use.

During the years ended December 31, 2025 and 2024, the Company recognized $1,899 and $1,850, respectively, an impairment related to abandoned internal use software assets which were fully impaired. During the year ended December 31, 2023, the Company recognized $293 in impairment of intangibles acquired through the acquisition of the remaining interest in a joint venture as described in Note 11. The acquired intangibles were determined to have no use to the Company post-acquisition. The Company also recognized an insignificant amount of additional impairment related to other intangible assets. The impairments are presented under Depreciation and amortization expenses.

Expected future intangible asset amortization as of December 31, 2025, excluding capitalized internal use software of $21,412 not yet placed in service as of that date, was as follows:

Fiscal years
2026	$48,530
2027	28,315
2028	8,312
2029 and thereafter	4,127
Total	$89,284

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

In January 2023, the Company, through Payoneer Research and Development Ltd., acquired all remaining interests from other partners in the joint venture for cash consideration of $7,961. As part of the agreement, the acquiring company assumed responsibility for all expenses and income incurred or earned through the date of acquisition related to the joint venture. The entity was liquidated in February 2025.

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

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 12 – LEASES

The Company’s lease expense was as follows:

	Year Ended December 31,
	2025	2024	2023
Short-term lease expense	$1,291	1,018	1,501
Operating lease expense	16,171	11,148	10,122
Total lease expense	$17,462	$12,166	$11,623

The operating cash flows associated with operating leases were $10,995, $14,068 and $10,248 for the years ended December 31, 2025, 2024 and 2023, respectively. Additional balance sheet information related to leases was as follows:

	December 31,
	2025		2024
Operating lease right-of-use assets	$62,257		$19,403

Operating lease liabilities within other payables	$7,249		$5,735
Operating lease liabilities within other long-term liabilities	65,084		15,645
Total operating lease liabilities	$72,333		$21,380

Weighted average remaining lease term – operating leases	8.63	years	7.54	years
Weighted average discount rate – operating leases	5.72%		5.93%

During the year ended December 31, 2025, the Company commenced a new operating lease for several floors of a building in Israel for a total right-of-use asset of $32,678, which is included within our Operating lease right-of-use assets on the consolidated balance sheets. This lease expires over various periods between 2031 and 2036. In connection with this lease, the Company has provided a cash security deposit of $3,630. This amount is recorded in Restricted cash – long-term on the consolidated balance sheets.

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

The Company leases its facilities under various operating lease agreements, which expire on various dates. The minimum lease commitments due as of the year ended under non-cancelable operating leases are as follows:

As of December 31, 2025
2026	$633
2027	12,751
2028	12,531
2029	11,396
2030	10,775
Thereafter	48,322
Total	96,408
Less present value discount	(24,075)
Lease liability	$72,333

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 13 - OTHER PAYABLES

Composition of other payables, grouped by major classifications, is as follows:

	December 31,
	2025	2024
Employee related compensation	$78,567	$81,482
Commissions payable	19,115	18,057
Accrued expenses	17,428	14,704
Current portion of Skuad acquisition earnout liability	8,453	—
Lease liability	7,249	5,735
Income tax payable	4,014	3,763
Other	9,742	5,880
Total other payables	$144,568	$129,621

NOTE 14 – OTHER LONG-TERM LIABILITIES

Composition of other long-term liabilities, grouped by major classifications, is as follows:

	December 31,
	2025	2024
Reserves for uncertain income tax positions	$57,083	$39,633
Long-term lease liabilities	65,084	15,645
Other tax provisions	11,098	7,699
Non-current portion of PayEco acquisition deferred payment liability	7,220	—
Severance pay liabilities	2,906	2,045
Non-current portion of Skuad acquisition earnout liability	—	8,021
Total other long-term liabilities	$143,391	$73,043

NOTE 15 – RESTRUCTURING CHARGES

During the first quarter of 2025, the Company incurred and paid $2,630 of severance and other employee termination benefits mostly related to a strategic shift in how the Company provides Checkout capabilities to its customers and efficiencies realized in the Company’s Checkout product. During the fourth quarter of 2025, the Company incurred $2,243 of severance and other employee termination benefits related to broad expense efficiency measures. The expense efficiency measured continued through the first quarter of 2026. As of December 31, 2025, $1,925 has been paid related to severance and other employee termination benefits.

The Company did not incur restructuring charges during the year ended December 31, 2024.

During the third quarter of 2023, the Company initiated a plan to reduce its workforce by approximately 9% (the “Plan”). The Plan was intended to enhance productivity and efficiency and streamline the Company’s organizational structure to better align operations with its growth objectives.

During the year ended December 31, 2023, the Company incurred and paid costs of $4,488 related to severance and other employee termination benefits.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 15 – RESTRUCTURING CHARGES (continued):

The restructuring costs are recognized in the consolidated statements of comprehensive income as follows:

	Severance and other employee termination benefits
	2025	2024	2023
Other operating expenses	$434	$—	$623
Research and development expenses	3,044	—	1,559
Sales and marketing expenses	1,313	—	2,029
General and administrative expenses	82	—	277
Total	$4,873	$—	$4,488

NOTE 16 – SEVERANCE PAY FUND AND ACCRUED SEVERANCE PAY

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

Labor laws in Israel and employment agreements require paying severance pay to employees that are dismissed or retire from their employment in certain circumstances, according to a defined benefit plan. Employees (for whom the Company makes regular deposits in pension and severance pay funds according to a defined benefit plan) dismissed before attaining retirement age are entitled to severance pay computed on the basis of their latest pay rate. In respect of these employees, the Company is committed to supplement the difference between severance pay computed as above and the amounts accumulated in the abovementioned funds. Commencing in 2011, the Israeli Subsidiary added Section 14 of the Severance Pay Law - 1963 to new employees’ agreements that eliminates the need to accrue provisions for retirement expenses for these employees, other than periodic payments made on behalf of the employees that are expensed periodically. The accrued severance pay liability was $1,309 and $1,190 as of December 31, 2025 and 2024, respectively.

The Israeli Subsidiary’s severance pay liability for the Israeli employees is covered mainly by the purchase of insurance policies. The value of these policies is recorded as an asset in the consolidated balance sheets. The balance of the severance pay fund was $856 and $757 as of December 31, 2025 and 2024, respectively.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 17 – WARRANTS AND SHAREHOLDER’S EQUITY

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

During the year ended December 31, 2025, the Company repurchased 27,249,432 shares of its common stock for $175,143, including taxes and fees, at a weighted average cost of $6.41 per share, respectively. During the year ended December 31, 2025, the Company incurred excise tax of $568 related to share repurchase activity which was recorded in treasury stock at cost. During the year ended December 31, 2024, the Company repurchased 24,807,647 shares of its common stock for $136,788, including taxes and fees, at a weighted average cost of $5.50 per share, respectively. As of December 31, 2025, a total of approximately $192,061 remained available for future repurchases of the Company’s common stock under the program.

Common Stock

Holders of common stock are entitled to one vote per share and to receive dividends, when declared. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

Public Warrants

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

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 17 – WARRANTS AND SHAREHOLDER’S EQUITY (continued):

The Offer expired on September 9, 2024 (the “Expiration Date”), in accordance with its terms. 24,030,937 Warrants were validly tendered and not validly withdrawn from the Offer representing approximately 95.5% of the then-outstanding Warrants. These Warrants were repurchased for $0.78 per Warrant, or $18,744 in total, with a $13,217 loss recognized upon repurchase, which is the result of the premium paid above the valuation of the Warrants as of the latest revaluation date of June 30, 2024. On September 10, 2024, the Company issued a notice of redemption to redeem all remaining untendered and outstanding Warrants for $0.70 per Warrant as of September 25, 2024. These Warrants were redeemed for $0.70 per Warrant, or $789 in total, with a $530 loss recognized upon repurchase, which is the result of the premium paid above the valuation of the Warrants as of the latest revaluation date of June 30, 2024. The Company also incurred approximately $1,000 in expenses associated with the transaction, which are included in loss on warrant repurchase/redemption in the consolidated statements of comprehensive income for the year ended December 31, 2024.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and were presented within warrant liabilities on the Company’s consolidated balance sheets. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of comprehensive income. The following table presents the changes in the fair value of warrant liabilities (Level 1):

2024
Beginning fair value	$8,555
Change in fair value	(2,767)
Repurchase and redemption	(5,788)
Ending fair value	—

Private Warrants

In September 2015, the Company issued equity classified private warrants to a non-employee, in association with a commercial services agreement. The warrants entitled the holder to purchase shares of Common Stock at an exercise price of $1.79 per share, after specified adjustments, and were scheduled to expire 10 years from issuance and to be commensurately automatically exercised if not exercised prior.

At December 31, 2024 and 2023, 1,792,994 private warrants were outstanding, out of which 1,080,707 were vested. The Company did not recognize additional expenses related to the warrants in 2025, 2024 or 2023.

Pursuant to the warrant agreement, and in connection with the business combination with FTAC Olympus Acquisition Corp, in 2021, the warrant holder was eligible to receive consideration payable in cash and Common Stock upon exercise. The warrants were automatically exercised in September 2025, resulting in the Company paying $1,332 in cash and issuing 676,934 shares of Common Stock, on a net exercise basis.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 17 – WARRANTS AND SHAREHOLDER’S EQUITY (continued):

Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2025 and 2024 were as follows.

	Year ended December 31, 2025
	Foreign currency translation adjustments	Unrealized gains (losses) on available-for-sale debt securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(242)	$(322)	$(12,045)	$(12,609)
Other comprehensive gain (loss) before reclassifications	(613)	9,020	3,018	11,425
Amount of loss reclassified from AOCI	—	—	(5,093)	(5,093)
Net current period other comprehensive gain (loss)	(613)	9,020	(2,075)	6,332
Ending balance	$(855)	$8,698	$(14,120)	$(6,277)

	Year ended December 31, 2024
	Foreign currency translation adjustments	Unrealized losses on available-for-sale debt securities	Unrealized losses on cash flow hedges	Total
Beginning balance	$(176)	$—	$—	$(176)
Other comprehensive loss before reclassifications	(66)	(322)	(11,938)	(12,326)
Amount of loss reclassified from AOCI	—	—	(107)	(107)
Net current period other comprehensive loss	(66)	(322)	(12,045)	(12,433)
Ending balance	$(242)	$(322)	$(12,045)	$(12,609)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

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

NOTE 18 – COMMITMENTS AND CONTINGENCIES (continued):

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

This includes the risk that tax authorities in various jurisdictions have or may challenge the Company’s compliance with non-income tax obligations which could result in assessments, disputes and additional compliance requirements affecting the Company and our customers.

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

NOTE 19 – REVENUE

The following table presents revenue recognized from contracts with customers as well as revenue from other sources:

	Year Ended December 31,
	2025	2024	2023

Revenue recognized at a point in time	$809,581	$707,644	$573,902
Revenue recognized over time	3,832	2,650	16,925
Revenue from contracts with customers	$813,413	$710,294	$590,827
Interest income on customer balances	$231,614	$256,846	$230,634
Capital advance income	7,747	10,576	9,642
Revenue from other sources	$239,361	$267,422	$240,276
Total revenues	$1,052,774	$977,716	$831,103

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

NOTE 19 – REVENUE (continued):

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

	Year Ended December 31,
	2025	2024	2023
Primary regional markets
Greater China(1)	$354,100	$340,846	$287,944
Europe, Middle East, and Africa(2)	264,508	253,096	225,703
Asia-Pacific(2)	221,221	186,582	142,737
Latin America(2)	111,424	100,324	77,285
North America(3)	101,521	96,868	97,434
Total revenues	$1,052,774	$977,716	$831,103

(1)	Greater China is inclusive of mainland China, Hong Kong, Macao and Taiwan
(2)	No single country included in any of these regions generated more than 10% of total revenue
(3)	The United States is the Company’s country of domicile. Of North America revenues, the U.S. represents $97,221, $95,794 and $93,371 during the years ended December 31, 2025, 2024 and 2023.

The following table represents a roll forward of deferred customer acquisition costs:

Opening balance as of December 31, 2024	$10,401
Additions to deferred customer acquisition costs	9,372
Amortization of deferred customer acquisition costs	(9,176)
Ending balance as of December 31, 2025	$10,597

Opening balance as of December 31, 2023	$9,613
Additions to deferred customer acquisition costs	11,787
Amortization of deferred customer acquisition costs	(10,999)
Ending balance as of December 31, 2024	$10,401

NOTE 20 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	December 31,
	2025	2024	2023
Bank and processor fees	$124,096	$107,259	$87,972
Network fees	28,345	23,856	18,212
Chargebacks and operational losses	7,114	12,811	7,273
Capital advance costs, net of recoveries	2,346	5,510	6,679
Card costs	1,465	1,954	1,858
Other	1,873	716	297
Total transaction costs	$165,239	$152,106	$122,291

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 21 – SEGMENT INFORMATION

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

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,052,774	$977,716	$831,103
Less:
Transaction cost[1]	(165,239)	(152,106)	(122,291)
Labor & related	(303,664)	(279,254)	(272,588)
Stock-based compensation	(73,104)	(64,787)	(65,767)
3rd party contractors	(36,720)	(37,397)	(36,865)
IT & communication	(81,670)	(70,783)	(53,962)
Depreciation & amortization	(65,625)	(47,296)	(27,814)
Other operating expenses[2]	(202,085)	(177,062)	(148,207)
Income taxes	(42,396)	(18,308)	(39,203)
Other segment items[3]	(9,079)	(9,560)	28,927
Net income	$73,192	$121,163	$93,333
(1)	Refer to Note 20 for disaggregation of transaction cost into significant segment expense categories.
(2)	Other operating expenses include miscellaneous, individually insignificant operating expenses. The Company’s CODM review these items in aggregate.
(3)	Other segment items included in net income include finance income and expense, which primarily includes corporate interest income, and foreign currency remeasurement gains and losses.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 22 – STOCK-BASED COMPENSATION

Option and restricted stock compensation plans

The Company maintains three stock-based compensation incentive plans: the Payoneer Inc. 2007 Share Incentive Plan and the Payoneer Inc. 2007 U.S. Share Incentive Plan (hereafter together – the “2007 Plan”), the Payoneer Inc. 2017 Stock Incentive Plan (hereafter – the “2017 Plan”) and the 2021 Omnibus Incentive Plan (the “2021 Plan”).

●	2007 Plan – In February 2007, the Company’s Board of Directors approved the 2007 Plan, where up to 3,360,000 incentive awards (including stock options and RSUs) were available for grants to employees of the Company and other individuals eligible under the plan. Subsequent to the original plan approval, there were several periodic increases in options that were available for grant through approval by the Company’s board of directors and stockholders. The 2007 Plan is no longer available for grants of new awards as of 2017.
●	2017 Plan – In May 2017, the Company’s Board of Directors approved the 2017 Plan, where up to 21,756,714 incentive awards (including stock options and RSUs) were available for grant to employees of the Company and other individuals eligible under the Plan. Awards generally vested over a four year period and continued vesting of any outstanding award was usually subject to continued service of the person to whom the award was granted. The 2017 Plan is no longer available for grants of new awards as of 2021.
●	2021 Plan – In June 2021, the Company's Board of Directors adopted the 2021 Plan, pursuant to the approval of the 2021 Plan by the shareholders of the Company. The plan allows the granting of incentive awards (including stock options and RSUs) to employees of the Company and other individuals eligible under the Plan. Awards granted under the plan typically vest over a four year period, with certain awards also vesting or earned based on the achievement of specified performance or market conditions over a defined period, and continued vesting of any outstanding award is usually subject to continued service of the person to whom the award was granted.
o	2021 Transaction Bonus Pool - The Company approved and adopted the Transaction Bonus Pool under the 2021 Plan, associated with the Reverse Recapitalization in 2021. The RSUs associated with the Transaction Bonus Pool are subject to certain market-based and service conditions. Fifty percent of those RSUs would have vested if at any time during the 30 months following the closing date of the Reverse Recapitalization, the closing share price of Company shares was greater than or equal to $15.00 over any 20 trading days within any 30 trading days period (which threshold did not occur, and as a result, the right to these shares was forfeited); and the remaining 50% of those RSUs shall vest if at any time during the 60 months following the closing date of the Reverse Recapitalization, the closing share price of Company shares is greater than or equal to $17.00 over any 20 trading days within any 30 trading days period, subject to the grantee's continued employment with, or service to, the Company or any of its affiliates (if applicable) until and including the time the RSUs vest.

Under each of the plans, no options shall be exercisable after the expiration of 10 years after the effective date of grant.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 22 – STOCK-BASED COMPENSATION (continued):

Options

As of December 31, 2025, 6,985,323 options are outstanding under the Plans. Each option can be exercised to purchase one share of Common Stock par value USD 0.01 each of the Company. The Company has approved the grant of the following stock options:

	December 31, 2025
	Outstanding Options		Options Exercisable
		Weighted Average		Weighted Average
Exercise	Number	Remaining	Number	Remaining
Price	Outstanding	Contractual life	Exercisable	Contractual life
$0.010	1,172,417	4.83	1,170,713	4.84
$1.410	60,466	0.12	60,466	0.12
$1.810	105,398	0.57	105,398	0.57
$2.740	1,166,690	4.24	1,166,220	4.24
$2.800	676,656	2.09	676,656	2.09
$2.850	111,466	2.56	111,466	2.56
$2.900	852,629	3.13	852,629	3.13
$3.020	636,354	1.26	636,354	1.26
$3.070	231,552	3.56	229,672	3.59
$3.900	250,707	4.95	250,707	4.95
$3.980	500,000	6.50	437,500	6.50
$5.410	1,070,000	8.14	468,125	8.14
$7.780	150,988	5.09	150,988	5.09
	6,985,323	4.39	6,316,894	4.01

The vesting period of the outstanding options is generally 4 years from the date of grant. The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted by the Company. The years ended December 31, 2025 and 2023 are excluded from this table as there were no new options granted by the Company in these periods:

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

As of December 31, 2025, there were approximately $1,856 of unrecognized compensation costs outstanding, related to unamortized stock option compensation which are expected to be recognized over a weighted-average period of 1.56 years. Total unrecognized compensation cost will be recognized as incurred. In addition, as future grants are made, additional compensation costs will be incurred.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 22 – STOCK-BASED COMPENSATION (continued):

The following table presents a summary of stock option activity for the year ended December 31, 2025:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
	Shares	Share	Term	Value
Outstanding December 31, 2024	11,560,158	$2.84	$4.87	$83,265
Granted	—	$—	—	—
Exercised	(4,146,051)	$2.36	—	—
Forfeited	(428,784)	$5.30	—	—
Outstanding December 31, 2025	6,985,323	$2.97	$4.39	$18,511

Exercisable December 31, 2025	6,316,894	$2.73	$4.01	$18,266

The aggregate intrinsic value of options exercised was $18,546, $76,287 and $25,246 for the  years ended December 31, 2025, 2024 and 2023, respectively. In 2025, 2024 and 2023, the Company has received a tax benefit of $52, $636 and $1,201, respectively, in excess of the tax benefit based on the intrinsic value on date of issuance of the stock-based compensation, respectively.

Restricted and Performance Stock Units

The cost of RSUs granted is determined using the fair market value of the Company’s common stock on the date of grant. PSUs are accounted for using the grant date fair value method, based on the grant date share price.

The following table summarizes the RSUs and PSUs activity under the 2017 Plan and the 2021 Plan and other business arrangements associated with business acquisitions as of December 31, 2025:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Outstanding December 31, 2024	29,163,413	$5.68
Granted	9,070,758	$9.72
Vested	(9,748,977)	$5.76
Withhold to Cover shares repurchased	(1,999,690)	$5.32
Forfeited	(4,169,373)	$6.20
Outstanding December 31, 2025	22,316,131	$7.22

In the year ended December 31, 2025, the Company granted a total of 8,175,655 RSUs, under the Company’s Omnibus Stock Incentive Plan, which are subject to time-vesting and continued service conditions. In the same period, the Company granted 895,103 PSUs under the same Plan, which are subject to time-vesting, continued service conditions and achievement of certain Company performance goals.

The total vesting-date value of equity classified RSUs vested during 2025 was $92,393. As of December 31, 2025, the unrecognized compensation cost related to all unvested equity classified RSUs of $123,365 is expected to be recognized as an expense on a straight-line basis over a weighted-average period of 1.81 years.

The Company withholds common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock units under its equity incentive plans in the United States. During the year ended December 31, 2025, the Company withheld 1,999,690 shares for $15,726 During the year ended December 31, 2024, the Company withheld 2,253,817 shares for $16,068. RSU vesting is shown net of this withholding on the consolidated statements of shareholders’ equity and cash flows.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 22 – STOCK-BASED COMPENSATION (continued):

The Company collects cash from proceeds from certain international employees’ sales of common stock. The amount is held in a Company bank account until it is remitted to the employees. Due to the restrictions on the use of the funds in the bank account, the Company has classified the amount as short-term restricted cash, and a corresponding liability is included in Other payables in the consolidated balance sheets. As of December 31, 2025, $361 of such funds were held.

In 2025, 2024 and 2023, the Company has received a tax benefit of $4,436, $1,539 and $0, respectively, in excess of the tax benefit based on the intrinsic value on date of issuance of the stock-based compensation, respectively.

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

During the year ended December 31, 2025, employees participating in the ESPP purchased 678,351 shares at a per share price of $5.79 when the November 30, 2024 to May 30, 2025 offering period closed, and 610,185 shares at a per share price of $4.91 when the May 31, 2025 to November 29, 2025 offering period closed.

During the year ended December 31, 2024, employees participating in the ESPP purchased 697,263 shares at a per share price of $4.68 when the November 16, 2023 to May 15, 2024 offering period closed, and 574,487 shares at a per share price of $4.98 when the May 16, 2024 to November 15, 2024 offering period closed.

During the year ended December 31, 2023, employees participating in the ESPP plan purchased 1,032,434 shares at a per share price of $3.90 when the November 16, 2022 to May 15, 2023 offering period closed, and 821,184 shares at a per share price of $3.77 when the May 16, 2023 to November 15, 2023 offering period closed.

As of December 31, 2025, approximately 2,209,721 shares were reserved for future issuance under the ESPP, and the current offering period, which opened on November 30, 2025, is expected to close on May 30, 2026. The fair value attributable to the plan was $1,450 and $1,587 for the offering periods beginning on November 30, 2025 and May 31, 2025, respectively and was measured using the Black-Scholes pricing model.

As of December 31, 2024, approximately 3,498,257 shares were reserved for future issuance under the ESPP. The fair value attributable to the plan was $1,585, and $1,134 as of the beginning of the November 30, 2024, and May 16, 2024 offering periods, respectively, and was measured using the Monte Carlo model.

As of December 31, 2023, approximately 4,770,007 shares were reserved for future issuance under the ESPP. The fair value attributable to the plan was $1,212, and $1,688 as of the beginning of the November 16, 2023, and May 16, 2023 offering periods, respectively, and was measured using the Monte Carlo model.

The expense associated with the ESPP recognized during the years ended December 31, 2025, 2024 and 2023 was $2,978, $2,149 and $3,321, respectively.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 22 – STOCK-BASED COMPENSATION (continued):

Options, RSUs, PSUs, and ESPP

The Company records stock-based compensation expense for its equity incentive plans and other stock-based consideration arrangements associated with business acquisitions in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense based on estimated fair values.

The impact on the Company’s results of operations of recording stock-based compensation expense under its equity incentive plans and other stock-based consideration arrangements associated with business acquisitions, including the ESPP, were as follows:

	December 31,
	2025	2024	2023
Other operating expenses	$10,132	$12,761	$12,327
Research and development expenses	19,618	14,080	15,698
Sales and marketing expenses	18,398	17,124	18,506
General and administrative expenses	24,956	20,822	19,236
Total stock-based compensation	$73,104	$64,787	$65,767

The Company capitalized $2,336, $3,149 and $3,650 in stock-based compensation costs as part of internal use software during the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 23 - INCOME TAXES

The Company is subject to U.S. federal, state, and foreign income taxes. The components of income before income taxes for each of the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Income before income taxes:
U.S. Domestic	$132,437	$159,901	$133,061
Foreign	(16,849)	(20,430)	(525)
	$115,588	$139,471	$132,536

The components of the provision for income taxes for each of the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$31,568	$24,497	$37,633
State	3,896	2,805	1,298
Foreign	24,338	13,624	11,394
Total current tax provision (benefit)	59,802	40,926	50,325
Deferred:
Federal	(11,246)	(10,394)	(10,508)
State	(1,985)	(748)	(351)
Foreign	(4,175)	(11,476)	(263)
Total deferred tax provision (benefit)	(17,406)	(22,618)	(11,122)
Provision for income tax expense (benefit)	$42,396	$18,308	$39,203

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 23 - INCOME TAXES (continued):

A reconciliation of the statutory U.S. federal income tax rate of 21% for the year ended December 31, 2025 to the effective income tax rate is as follows:

	December 31, 2025
	Amount	Percent
U.S. Federal Statutory Tax Rate	$24,273	21.0%
US State Taxes, Net of Federal Benefit (a)	1,700	1.5%
Foreign Tax Effects
Germany
Effect of changes in tax laws or rates enacted in the current period	3,220	2.8%
Other	(1,933)	(1.7)%
Other Foreign Jurisdictions	4,657	4.0%
U.S. Nontaxable or Nondeductible Items
Stock-based compensation (b)	(1,562)	(1.4)%
Limitation on executive compensation	2,904	2.5%
Transaction costs	1,385	1.2%
Other statutorily non-deductible expenses	185	0.2%
Changes in Unrecognized Tax Benefits	15,012	13.0%
Effects of Cross-Border Tax Laws
Base erosion and anti-abuse tax	4,033	3.5%
Subpart F income	1,633	1.4%
Foreign - derived intangible income	(11,146)	(9.6)%
Tax Credits	(784)	(0.7)%
Other Adjustments	(1,181)	(1.0)%
Effective Tax Rate	$42,396	36.7%

a)	State taxes in California and New York made up the majority (greater than 50 percent) of the tax effect in this category.
b)	Stock-based compensation includes Equity-Tracked-Benefits (“ETBs”) within the non-taxable/non-deductible category.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 23 - INCOME TAXES (continued):

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the following is a reconciliation between the effective income tax rate and the federal statutory tax rate:

	Year Ended December 31,
	2024	2023
Tax computed at the statutory U.S. federal income tax rate	$29,289	$27,833
State taxes, net of federal benefit	1,338	655
Differences in foreign tax rate	(1,343)	456
Change in valuation allowances	(101)	(9,749)
Share-based compensation	(5,282)	13,053
Non-taxable revaluations	3,002	(3,723)
Other statutorily non-deductible expenses	1,040	3,044
Provision to return adjustment	(10,030)	(1,090)
Uncertain tax positions	11,846	7,461
U.S. tax on foreign earnings	1,815	2,051
U.S. tax benefit for income earned from foreign customers	(12,466)	—
U.S. foreign tax credit	(1,020)	—
Other	220	(788)
	$18,308	$39,203

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of long-term assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s long-term net deferred tax assets were as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$19,479	$20,275
Transaction loss provision	958	1,147
Property, equipment & software	9,240	490
Stock-based compensation	13,870	11,262
Accrued expenses	1,978	1,857
Employee benefits	6,289	6,812
Operating lease liability	3,561	3,310
Capitalized research and development	27,361	17,077
DTA on OCI (Derivatives/Hedging)	2,246	3,751
Foreign taxes	2,689	—
Other	18	—
Gross deferred tax assets	87,689	65,981
Valuation allowance	(19,359)	(19,180)
Total deferred tax assets	68,330	46,801

Deferred tax liabilities:
Acquired intangible assets	25,051	1,471
Contract assets	644	374
Right-of-use asset	10,457	2,858
Property, equipment & software	266	617
Internal use software (pre-2022)	65	1,429
Other	—	—
Total deferred tax liabilities	36,483	6,749

Net deferred tax assets	$31,847	$40,052

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 23 - INCOME TAXES (continued):

Deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including future reversals of existing taxable temporary differences, projected future taxable income by jurisdiction, tax planning strategies, and results of recent operations. Based on this evaluation, a valuation allowance of $19,359 and $19,180 has been recorded as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company maintains a full valuation allowance on its deferred tax assets in Singapore, associated with the Skuad acquisition, and in Germany as management believes it is more likely than not that the deferred tax assets will not be utilized in these jurisdictions. In the determination of the appropriate valuation allowances, the Company has considered the most recent projections of future business results and taxable income by jurisdiction. Actual results may vary in comparison to current projections.

After consideration of the evidence described above, management believes it is more likely than not that deferred tax assets will be realized for the United States and the Israeli subsidiary.

As of December 31, 2025, the Company had state tax net operating loss carryforwards of $355. Though the Company’s state net operating loss carryforwards were insignificant as of December 31, 2025, these net operating losses can be utilized to reduce future taxable income, if any. Utilization of the net operating loss carryforwards may be subject to annual limitations under the tax laws of the different states. The annual limitation may result in the expiration of state net operating loss carryforwards before utilization. If not utilized, the state net operating loss carryforwards will begin to expire in 2029. The Company also has net operating losses in Germany of approximately $60,986, which may be carried forward indefinitely to offset future taxable income in Germany. It is more likely than not that the majority of the German net operating loss carryforwards will not be realized; therefore, the Company has recorded a valuation allowance against them.

Additionally, it should be noted that for the year ended December 31, 2025, provisions have not been made for income taxes on the undistributed earnings that were deemed permanently reinvested in foreign subsidiaries. Determination of the amount of unrecognized deferred tax liabilities on these earnings is not practicable because such liabilities, if any, depend on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 23 - INCOME TAXES (continued):

The below describes uncertain tax positions that would be recorded in the consolidated statements of comprehensive income as part of the income tax provision. A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other non-current liabilities on the accompanying consolidated balance sheets of the Company is as follows:

Balance at December 31, 2024	$41,759
Increases for tax positions in prior years	3,695
Decreases for tax positions in prior years	(3,980)
Increases for tax positions related to current year	15,609
Balance at December 31, 2025	$57,083

Balance at December 31, 2023	$24,793
Increases for tax positions in prior years	2,153
Decreases for tax positions in prior years	(3,504)
Increases for tax positions related to current year	18,317
Balance at December 31, 2024	$41,759

Balance at December 31, 2022	$17,333
Increases for tax positions in prior years	1,389
Decreases for tax positions in prior years	(1,752)
Increases for tax positions related to current year	7,823
Balance at December 31, 2023	$24,793

The material uncertain tax positions relate to transfer pricing adjustments in foreign jurisdictions. As of December 31, 2025, the Company recorded gross unrecognized tax benefits of $57,083, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. During the years ended December 31, 2025, 2024 and 2023, the Company incurred penalties related to income taxes of $1, $186, and $38, respectively.

The following table presents the change in the Company’s valuation allowance during the periods presented:

Balance at December 31, 2024	$19,180
Additions to valuation allowance	826
Reductions to valuation allowance	(647)
Balance at December 31, 2025	$19,359

Balance at December 31, 2023	$19,281
Additions to valuation allowance	862
Reductions to valuation allowance	(963)
Balance at December 31, 2024	$19,180

Tax years from 2022 and forward remain open to examinations by US federal and state authorities. The Company is currently not under examination by the Internal Revenue Service. The Israeli subsidiary continues to be under tax examination for the 2021-2022 tax years. The Company will comply with the requests to the extent required by law.

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 23 - INCOME TAXES (continued):

Upon adoption of ASU 2023-09, as described in Note 2cc, cash paid for income taxes, net of refunds, during the year ended December 31, 2025, was as follows:

December 31, 2025
U.S. federal	$5,182
U.S. state and local
NY state	2,981
Other U.S. state and local	1,192
Foreign
Ireland	1,341
China	1,296
Singapore	863
Other foreign jurisdictions	148
Total	$13,003

Cash paid for income taxes, net of refunds was $52,320 and $40,910 for the years ended December 31, 2024 and 2023, respectively.

NOTE 24 – NET EARNINGS PER SHARE

The Company computes net earnings per share using the two-class method required for participating securities. The two-class method requires income available to common shareholders for the period to be allocated between shares of Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

The Company’s basic net earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. The diluted net earnings per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net earnings per share is the same as basic net earnings per share in periods when the effects of potentially dilutive shares of common stock are anti-dilutive. Instruments with an antidilutive effect, for which conditions were not met, or which were not in the money in the reporting period were excluded from the diluted net earnings per share calculation for the year ended December 31, 2025, 2024, and 2023. Refer below for details on specific exclusions.

Basic and diluted net earnings per share attributable to common stockholders were calculated as follows:

	Year Ended December 31,
	2025	2024	2023

	(In thousands, except share and per share data)
Numerator:
Net income	$73,192	$121,163	$93,333
Denominator:
Weighted average common shares outstanding —
Basic	361,172,145	358,345,945	361,678,893
Add:
Dilutive impact of RSUs, ESPP and options to purchase common stock	15,018,484	27,104,075	30,256,559
Dilutive impact of private warrants	540,563	787,159	730,266
Weighted average common shares — diluted	376,731,192	386,237,179	392,665,718
Net income per share attributable to common stockholders — Basic earnings per share	$0.20	$0.34	$0.26
Diluted earnings per share	$0.19	$0.31	$0.24

PAYONEER GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 24 – NET EARNINGS PER SHARE (continued):

Note the following shares have been excluded from the computation of diluted earnings per share for the years ended December 31, 2025, 2024 and 2023 as their effect was antidilutive, conditions were not met or they were not in the money in the reporting period.

	Year Ended December 31,
	2025	2024	2023
Public warrants	-	-	25,158,086
RSUs	7,001,172	2,523,265	-
RSU's with market conditions	2,730,000	2,780,000	4,255,000
PSUs	895,103	-	-
Earn-out[1]	15,000,000	15,000,000	15,000,000
Options to purchase common stock	150,988	1,487,008	665,520
Total anti-dilutive securities[2]	25,777,263	21,790,273	45,078,606

1As that term is defined in the Agreement and Plan of Reorganization dated February 3, 2021 (as amended) with FTAC Olympus Acquisition Corp.

2Additionally, the outstanding ESPP shares as of December 31, 2025, 2024 and 2023, were not included as they would have been antidilutive.

NOTE 25 – SUBSEQUENT EVENTS

On January 19, 2026, the Company acquired 100% of the outstanding equity of Boundless Technologies Limited, an Ireland-based EOR platform that helps businesses seamlessly and compliantly employ people around the world. This acquisition marks another step in Payoneer’s strategy to deliver a comprehensive financial stack for SMBs that operate internationally.

The aggregate purchase price is approximately $13.0 million adjusted for certain holdbacks and is subject to customary post-closing adjustments. Additionally, the transaction includes an earn-out provision of up to $4 million contingent upon reaching certain performance and tenure milestones. Because the earn-out is contingent upon continued employment, it will be accounted for as compensation expense in accordance with ASC 718. The acquisition will be accounted for as a business combination under ASC 805.

Due to the acquiree’s insignificant size relative to the Company, the Company does not expect to provide supplemental pro forma information for the current and prior year reporting periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Kesselman & Kesselman, a member of PricewaterhouseCoopers International Limited, an independent registered public accounting firm, as stated in their report, which can be found in Part II Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None during the three months ended December 31, 2025.

Departure of Principal Accounting Officer

On February 23, 2026, Itai Perry, who serves as the Chief Accounting Officer of the Company, tendered notice to the Company that, effective March 30, 2026 (the “Transition Date”), he will cease to be the Company’s Chief Accounting Officer. Mr. Perry will transition into a consultancy role for a transition period through August 31, 2026 (the “Cessation Date”).

Mr. Perry will enter into a separation and transition agreement (the “Transition Agreement”) in connection with his departure, which will provide certain separation benefits in exchange for Mr. Perry’s service as a consultant and member of certain subsidiary boards through the Cessation Date, his compliance with certain restrictive covenants, and release of claims. Those benefits include continued vesting of his outstanding equity awards through the Cessation Date and a cash separation payment equal to $210,000 payable in two installments following the Transition Date and the Cessation Date, respectively. The Transition Agreement will also provide for a monthly fee equal to $8,000 for the consultancy services to be provided through the Cessation Date.

Appointment of Principal Accounting Officer

On February 24, 2026, the Board of Directors of the Company determined that Michal Fridman, SVP Finance, shall serve as the “principal accounting officer” of the Company for purposes of Section 16 of the Securities Exchange Act of 1934, effective as of March 30, 2026, at which time Mr. Perry will cease to serve in such capacity. Ms. Fridman (42), currently serves as SVP Finance, after joining the Company originally as VP Finance in 2022. Prior to joining the Company, Ms. Fridman was partner at PricewaterhouseCoopers (PwC) Israel between 2020 and 2022, and previously held various roles at PricewaterhouseCoopers (PwC) Israel beginning in 2008. Ms. Fridman is a Certified Public Accountant (CPA) in Israel (2011) and holds a B.A. in Business Management with a specialization in accounting from The College of Management (2009).

In connection with her appointment, Ms. Fridman’s base salary will be increased by 9,000 ILS per month. Ms. Fridman is expected to enter into the Company’s standard form of indemnification agreement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2025 (the “2026 Proxy Statement’), and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our 2026 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our 2026 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our 2026 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our 2026 Proxy Statement, which is incorporated herein by reference.

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

Exhibits

The exhibits to this report are listed in the exhibit index below.

Exhibit Index

(b) Exhibits. The following exhibits are being followed herewith:

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 17, 2025).
3.2	Amended and Restated Bylaws for the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on June 17, 2025).
4.1	Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 filed with the SEC on May 25, 2021).
4.2*	Description of Registered Securities.
10.1	Payoneer 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company Form 8-K filed with the SEC on July 1, 2021).
10.2	New Payoneer 2021 Omnibus Incentive Plan (included as Exhibit 10.7 to the Form 8-K filed with the SEC on July 1, 2021).
10.3	Israeli Sub-Plan to Payoneer Global Inc. 2021 Omnibus Incentive Plan (included as Exhibit 99.2 to the Form S-8 filed with the SEC on September 9, 2021).
10.4	Form of Indemnification Agreement (included as Exhibit 10.8 to the Form 8-K filed with the SEC on July 1, 2021).
10.5	Receivables Loan and Security Agreement (included as Exhibit 1.1 to the Form 8-K filed with the SEC on November 3, 2021).†
10.6	Amended and Restated Non-Employee Directors Compensation Plan (included as Exhibit 10.1 to the Form 8-K filed with the SEC on February 24, 2025).
10.7	Employment Agreement with John Caplan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 25, 2022).
10.8	Employment Agreement with Tsafi Goldman (included as Exhibit 10.15 to the Form 10-K filed with the SEC on February 28, 2023).
10.9	Employment Agreement with Bea Ordonez (included as Exhibit 10.19 to the Company’s Form 10-K filed with the SEC on February 28, 2023).†
10.10	Amendment #1 to Employment Agreement with John Caplan (included as Exhibit 10.20 to the Company’s Form 10-K filed with the SEC on February 28, 2023).
10.11	Transition Agreement with Scott Galit (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 8, 2024.)†
10.12	Amendment to #1 Transition Agreement with Scott Galit (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on August 7, 2024.)
10.13	Supplement and Amendment No. 2 to Transition Agreement with Scott Galit (incorporated by reference to exhibit 10.1 to the Form 10-Q filed with the SEC on August 6, 2025).†
10.14	Payoneer Global Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 3, 2025).
10.15	Payoneer Global Inc. Change in Control Severance Plan Participation Agreement Form (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 3, 2025).
14.1	Code of Conduct and Ethics of the Company, dated June 25, 2021, as amended (included as Exhibit 14.1 to the Company’s Form 10-K filed with the SEC on February 28, 2024).
19.1	Insider trading policies and procedures (included as exhibit 19.1 to the Company’s Form 10-K filed with the SEC on February 27, 2025)
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm — Kesselman & Kesselman, a member of PricewaterhouseCoopers International Limited.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy Relating to Recovery of Erroneously Awarded Compensation (included as exhibit 97 to the Company’s Form 10-K filed with the SEC on February 28, 2024.).
101.INS*	iXBRL Instance Document
101.SCH*	iXBRL Taxonomy Extension Schema Document
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).
*	Filed herewith.
**	Furnished herewith.
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

Payoneer Global Inc.

By:	/s/ John Caplan
Name:	John Caplan
Title:	Chief Executive Officer
Date:	February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2026.

Signature	Title	Date
/s/ John Caplan	Chief Executive Officer and Director (principal executive officer)	February 26, 2026
John Caplan
/s/ Bea Ordonez	Chief Financial Officer (principal financial officer)	February 26, 2026
Bea Ordonez
/s/ Itai Perry	Chief Accounting Officer (principal accounting officer)	February 26, 2026
Itai Perry
/s/ Barak Eilam	Director	February 26, 2026
Barak Eilam
/s/ Amir Goldman	Director	February 26, 2026
Amir Goldman
/s/ Sharda Caro del-Castillo	Director	February 26, 2026
Sharda Caro del-Castillo
/s/ Christopher (Woody) Marshall	Director	February 26, 2026
Christopher (Woody) Marshall
/s/ Rich Williams	Director	February 26, 2026
Rich Williams
/s/ Susanna Morgan	Director	February 26, 2026
Susanna Morgan
/s/ Pamela H. Patsley	Director	February 26, 2026
Pamela H. Patsley