Form 10-Q
period 2026-03-31
Payoneer Global Inc.
filed 2026-05-07
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

As of April 30, 2026, the registrant had 334,778,664 shares of common stock outstanding.

Payoneer Global Inc.

Form 10-Q

For the Period Ended March 31, 2026

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

The forward-looking statements are based on the current expectations of Payoneer Global Inc.’s (“Payoneer”) management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statements. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: (1) changes in applicable laws or regulations; (2) the possibility that Payoneer may be adversely affected by geopolitical events and conflicts, such as Israel’s and the United States’ conflicts in the Middle East, and other economic, business and/or competitive factors, such as changes in global trade policies (including the imposition of tariffs); (3) changes in the assumptions underlying Payoneer’s financial estimates; (4) the outcome of any known and/or unknown legal or regulatory proceedings; and (5) other factors, described under the heading “Risk Factors” discussed and identified in public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by Payoneer.

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

PART I. FINANCIAL INFORMATION

PAYONEER GLOBAL INC.

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2026

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	March 31,	December 31,
	2026	2025
Assets:
Current assets:
Cash and cash equivalents	$339,365	$415,537
Restricted cash	4,851	6,090
Customer funds	7,245,415	7,544,541
Accounts receivable (net of allowance of $843 and $501 at March 31, 2026 and December 31, 2025, respectively)	12,634	10,412
Capital advance receivables (net of allowance of $3,676 at March 31, 2026 and $3,953 at December 31, 2025)	37,234	43,665
Other current assets	83,969	90,671
Total current assets	7,723,468	8,110,916
Non-current assets:
Property, equipment and software, net	39,739	32,437
Goodwill	86,188	77,785
Intangible assets, net	214,443	208,053
Customer funds	350,000	350,000
Restricted cash	23,561	23,604
Deferred tax assets, net	60,261	56,898
Severance pay fund	867	856
Operating lease right-of-use assets	63,750	62,257
Other assets	35,729	33,783
Total assets	$8,598,006	$8,956,589
Liabilities and shareholders’ equity:
Current liabilities:
Trade payables	$41,811	$44,611
Outstanding operating balances	7,595,415	7,894,541
Other payables	124,637	144,568
Total current liabilities	7,761,863	8,083,720
Non-current liabilities:
Deferred tax liabilities, net	25,455	25,051
Other long-term liabilities	151,613	143,391
Total liabilities	7,938,931	8,252,162
Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at March 31, 2026 and December 31, 2025.	—	—
Common stock, $0.01 par value, 3,800,000,000 and 3,800,000,000 shares authorized; 415,278,698 and 411,826,086 shares issued and 337,813,340 and 348,704,315 shares outstanding at March 31, 2026 and December 31, 2025, respectively.	4,153	4,118
Treasury stock at cost, 77,465,358 and 63,121,771 shares as of March 31, 2026 and December 31, 2025, respectively.	(443,483)	(368,867)
Additional paid-in capital	912,812	896,294
Accumulated other comprehensive loss	(13,134)	(6,277)
Retained earnings	198,727	179,159
Total shareholders’ equity	659,075	704,427
Total liabilities and shareholders’ equity	$8,598,006	$8,956,589

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Three months ended
	March 31,
	2026	2025
Revenues	$261,595	246,617

Transaction costs	35,202	39,349
Other operating expenses	40,011	41,658
Research and development expenses	43,326	37,271
Sales and marketing expenses	58,112	54,726
General and administrative expenses	36,007	29,904
Depreciation and amortization	18,916	14,390
Total operating expenses	231,574	217,298

Operating income	30,021	29,319

Financial expense:
Other financial expense, net	812	1,550
Financial expense, net	812	1,550

Income before income taxes	29,209	27,769

Income taxes	9,641	7,192

Net income	$19,568	$20,577

Other comprehensive income
Unrealized gain (loss) on available-for-sale debt securities, net	(8,351)	7,239
Tax benefit (expense) on unrealized gain (loss) on available-for-sale debt securities, net	1,902	(1,605)
Unrealized loss on cash flow hedges, net	(2,284)	(1,787)
Tax benefit on unrealized loss on cash flow hedges, net	446	327
Unrealized gain on interest rate floor, net	2,154	6,021
Tax expense on unrealized gain on interest rate floor, net	(613)	(1,276)
Foreign currency translation adjustments	(111)	(169)
Other comprehensive income (loss)	(6,857)	8,750

Comprehensive income	$12,711	$29,327

Per Share Data
Net income per share attributable to common stockholders — Basic earnings per share	$0.06	$0.06
— Diluted earnings per share	$0.06	$0.05

Weighted average common shares outstanding — Basic	345,342,308	362,979,571
Weighted average common shares outstanding — Diluted	350,470,788	382,215,129

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated
					Additional	other
	Common Stock		Treasury Stock		paid-in	comprehensive	Retained
	Shares	Amount	Shares	Amount	capital	income (loss)	earnings	Total
Balance at December 31, 2025	411,826,086	$4,118	(63,121,771)	$(368,867)	$896,294	$(6,277)	$179,159	$704,427
Exercise of options, and vested RSUs, net of taxes paid related to settlement of equity awards	3,452,612	35	—	—	(2,471)	—	—	(2,436)
Stock-based compensation	—	—	—	—	18,989	—	—	18,989
Common stock repurchased, net of excise tax	—	—	(14,343,587)	(74,616)	—	—	—	(74,616)
Unrealized loss on available-for-sale debt securities, net	—	—	—	—	—	(8,351)	—	(8,351)
Tax benefit on unrealized losses on available-for-sale debt securities, net	—	—	—	—	—	1,902	—	1,902
Unrealized loss on cash flow hedges, net	—	—	—	—	—	(2,284)	—	(2,284)
Tax benefit on unrealized losses on cash flow hedges, net	—	—	—	—	—	446	—	446
Unrealized gain on interest rate floor, net	—	—	—	—	—	2,154	—	2,154
Tax expense on unrealized gains on interest rate floor, net	—	—	—	—	—	(613)	—	(613)
Foreign currency translation adjustment	—	—	—	—	—	(111)	—	(111)
Net income	—	—	—	—	—	—	19,568	19,568
Balance at March 31, 2026	415,278,698	$4,153	(77,465,358)	$(443,483)	$912,812	$(13,134)	$198,727	$659,075

Balance at December 31, 2024	395,965,588	$3,960	(35,872,339)	$(193,724)	$821,196	$(12,609)	$105,967	$724,790
Exercise of options, and vested RSUs, net of taxes paid related to settlement of equity awards	4,295,764	43	—	—	(5,821)	—	—	(5,778)
Stock-based compensation	—	—	—	—	19,370	—	—	19,370
Common stock repurchased	—	—	(1,880,309)	(16,978)	—	—	—	(16,978)
Unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	7,239	—	7,239
Tax expense on unrealized gains on available-for-sale debt securities, net	—	—	—	—	—	(1,605)	—	(1,605)
Unrealized loss on cash flow hedges, net						(1,787)		(1,787)
Tax benefit on unrealized gains on cash flow hedges, net	—	—	—	—	—	327	—	327
Unrealized gain on interest rate floor, net	—	—	—	—	—	6,021	—	6,021
Tax expense on unrealized gains on interest rate floor, net	—	—	—	—	—	(1,276)	—	(1,276)
Foreign currency translation adjustment	—	—	—	—	—	(169)	—	(169)
Net income	—	—	—	—	—	—	20,577	20,577
Balance at March 31, 2025	400,261,352	$4,003	(37,752,648)	$(210,702)	$834,745	$(3,859)	$126,544	$750,731

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Three months ended
	March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$19,568	$20,577
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,916	14,390
Deferred taxes	(1,108)	(2,279)
Stock-based compensation expenses	18,524	18,755
Interest on certificate of deposits	(5,718)	(6,725)
Interest and amortization of premium/discount on investments	401	(2,685)
Net realized (gains) losses on derivative instruments	(94)	117
Foreign currency re-measurement (gain) loss	684	(1,811)
Changes in operating assets and liabilities:
Other current assets	6,802	17,165
Trade payables	(6,750)	(2,883)
Deferred revenue	1,900	358
Accounts receivable, net	(2,187)	2,555
Capital advance extended to customers	(64,160)	(84,078)
Capital advance collected from customers	70,591	95,232
Other payables	(15,154)	(17,108)
Other long-term liabilities	6,603	(781)
Operating lease right-of-use assets	3,139	2,121
Other assets	(126)	796
Net cash provided by operating activities	51,831	53,716

Cash Flows from Investing Activities
Purchase of property, equipment and software	(10,148)	(4,726)
Capitalization of internal use software	(18,619)	(16,067)
Severance pay fund distributions, net	(11)	17
Customer funds in transit, net	(22,319)	(19,742)
Purchases of investments in available-for-sale debt securities	(80,375)	(71,968)
Maturities and sales of investments in available-for-sale debt securities	75,000	64,500
Settlement of cash flow hedges	2,061	—
Cash paid in connection with acquisition, net of cash acquired (refer to Note 3 for further information)	(6,479)	—
Net cash used in investing activities	(60,890)	(47,986)

Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with stock-based compensation plan, net of taxes paid related to settlement of equity awards and proceeds from employee equity transactions to be remitted to employees	(2,543)	(4,400)
Outstanding operating balances, net	(301,781)	(385,763)
Receipts of collateral on interest rate derivatives	32,860	25,610
Payments of collateral on interest rate derivatives	(32,680)	(20,140)
Consideration related to previous acquisitions	(6,519)	—
Common stock repurchased	(74,991)	(17,753)
Net cash used in financing activities	(385,654)	(402,446)

Effect of exchange rate changes on cash and cash equivalents	(808)	1,878

Net change in cash, cash equivalents, restricted cash and customer funds	(395,521)	(394,838)
Cash, cash equivalents, restricted cash and customer funds at beginning of period	6,416,707	5,658,210
Cash, cash equivalents, restricted cash and customer funds at end of period	$6,021,186	$5,263,372
Supplemental information of investing and financing activities not involving cash flows:
Property, equipment, and software acquired but not paid	$1,485	$—
Internal use software capitalized but not paid	$6,694	$4,959
Common stock repurchased but not paid	$1,942	$—
Right of use assets obtained in exchange for new operating lease liabilities	$2,330	$2,724

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

U.S. DOLLARS IN THOUSANDS

The following table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2026	2025
Cash and cash equivalents	$339,365	$524,150
Current restricted cash	4,851	9,979
Non-current restricted cash	23,561	15,683
Customer funds
Current customer funds	7,245,415	6,053,390
Non-current customer funds	350,000	525,000
Customer funds shown in the condensed consolidated balance sheets	7,595,415	6,578,390
Less: Customer funds in transit	(113,761)	(72,501)
Less: Customer funds invested in available-for-sale debt securities	(1,303,245)	(1,192,329)
Less: Customer funds invested in term deposits	(525,000)	(600,000)
Net customer funds shown in the condensed consolidated statements of cash flows	5,653,409	4,713,560
Total cash, cash equivalents, restricted cash and customer funds shown in the condensed consolidated statements of cash flows	$6,021,186	$5,263,372

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

The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year. The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2025, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto of Payoneer Global Inc. and its subsidiaries.

b.    Use of estimates in the preparation of financial statements:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, allowance for capital advance receivables, income taxes, goodwill, indefinite-lived intangible assets, revenue recognition, stock-based compensation, contingent consideration associated with M&A, and loss contingencies.

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

Accordingly, monetary accounts maintained in currencies other than the dollar are re-measured into dollars in accordance with the principles set forth in ASC 830, Foreign Currency Translation (“ASC 830”).

Balances in non-dollar currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-dollar transactions reflected in the consolidated statements of comprehensive income, the transaction date exchange rates are used. The resulting transaction gains or losses are recorded as other financial income or expense. The Company recognized $2,443 of such transaction losses during the three months ended March 31, 2026. Depreciation, amortization and other changes deriving from non-monetary items are based on historical exchange rates.

Certain of the Company’s foreign subsidiaries acquired in the Skuad Pte. Ltd. (“Skuad”) and Boundless Technologies Limited
(“Boundless”) acquisitions have functional currencies that differ from the U.S. dollar, including the Euro and certain local currencies based on the country of domicile. In accordance with ASC 830, the assets and liabilities of these non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars at the period-end rate of exchange. Revenues, costs, and expenses of the non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars using transaction date exchange rates. Gains and losses resulting from these translations are recorded as a component of other comprehensive income (“OCI”). Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as other financial income or expense in the consolidated statements of comprehensive income.

d.    Recently issued accounting pronouncements:

The Company did not adopt any new standards or updates issued by the Financial Accounting Standards Board (“FASB”) during the three months ended March 31, 2026.

FASB Standards issued, but not adopted as of March 31, 2026

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

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 3 – ACQUISITIONS

Boundless

On January 19, 2026, the Company acquired a controlling equity interest and all of the voting shares of Boundless Technologies Limited, an Ireland-based Employer of Record (“EOR”) platform that helps businesses seamlessly and compliantly employ people around the world. This acquisition marks another step in Payoneer’s strategy to deliver a comprehensive financial stack for SMBs that operate internationally. The transaction was accounted for in accordance with ASC 805, Business Combinations (“ASC 805”), using the acquisition method of accounting with Payoneer as the acquirer.

The following table summarizes the fair value of the consideration transferred:

Amounts Recognized as of Acquisition Date
Cash	$11,216
Fair value of deferred payment liability payable in 6 and 12 months after acquisition	1,803
Other	157
Total	$13,176

The deferred payments are payable over a six and twelve-month period following the acquisition and relate to potential post-acquisition claims and the achievement of certain integration and performance-related milestones. Additionally, the transaction includes an earn-out provision of up to $4 million contingent upon reaching certain performance and tenure milestones payable in cash. Because the earn-out is contingent upon the founders’ continued employment, it is excluded from considered contingent consideration under ASC 805 and is accounted for as post-combination compensation expense. The earnout will be recognized as compensation expense over the requisite 14 month service period based on the estimated amount expected to be earned, which will be reassessed each reporting period.

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed:

Amounts Recognized as of Acquisition Date
Cash and cash equivalents	$4,737
Accounts receivable	35
Other assets	867
Intangible assets	3,701
Deferred tax assets	568
Property, plant and software	2
Trade payables	(1,430)
Outstanding operating balances	(2,655)
Other payables	(709)
Deferred tax liabilities	(457)
Total identifiable net assets	$4,659
Goodwill	$8,517
Total	$13,176

The excess purchase price consideration over the fair value of net tangible and identifiable assets acquired was recorded as goodwill.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 3 – ACQUISITIONS (continued):

Due to its insignificant size relative to the Company, the Company will not provide supplemental pro forma information for the current and prior year reporting periods. Payoneer incurred acquisition-related costs of $1,159, of which $295 was incurred during the three months ended March 31, 2026. These costs were included in general and administrative expenses on the condensed consolidated statement of comprehensive income.

The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities, and tax estimates may occur as additional information becomes available throughout the measurement period, which will not exceed 12 months from the date of acquisition.

PayEco

On April 9, 2025, the Company acquired 100% of the equity interests of PayEco Finance Information Holding Corporation (“PayEco”), the parent company of EasyLink Payment Co., Ltd., (now Payoneer Payments (Guangdong) Co Ltd) a licensed China based payment service provider, for a total consideration of $76,074. The consideration is comprised of the following:

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

Skuad

During the three months ended March 31, 2026, Payoneer paid $8,738, representing the remaining amount of the earn-out as the performance criteria had been met.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 4 – CAPITAL ADVANCE (“CA”) RECEIVABLES

The Company enters into transactions with pre-qualified sellers in which the Company purchases a designated amount of future receivables for an upfront cash purchase price.

During the three months ended March 31, 2026 and 2025, the Company has purchased and collected the following principal amounts associated with CA receivables, including foreign exchange adjustments:

	Three Months Ended
	March 31,
	2026	2025
Beginning CA receivables, gross	$47,618	$61,197
CA extended to customers	63,883	84,036
Change in revenue receivables	(46)	(83)
CA collected from customers	(70,458)	(93,936)
Charge-offs, net of recoveries	(87)	(1,213)
Ending CA receivables, gross	$40,910	$50,001
Allowance for CA losses	(3,676)	(4,913)
CA receivables, net	$37,234	$45,088

The following are current and overdue balances that are segregated into the timing of expected collections at March 31, 2026:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$40,910	1,254	12,583	10,717	11,587	4,769

The following are current and overdue balances that are segregated into the timing of expected collections at December 31, 2025:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$47,618	987	13,017	10,123	19,307	4,184

As of March 31, 2026 and December 31, 2025, in calculating the allowance for CA losses, the Company applied a range of loss rates to the CA portfolio of 0.64% to 2.12%.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 5 – CUSTOMER FUNDS AND INVESTMENTS

The Company has invested certain customer funds in available-for-sale debt securities and term deposits. The following table summarizes the assets underlying customer funds as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$5,767,170	$6,062,918
Available-for-sale debt securities	1,303,245	1,306,623
Term deposits	175,000	175,000
Total current customer funds	$7,245,415	$7,544,541
Term deposits - non-current	350,000	350,000
Total non-current customer funds	$350,000	$350,000
Total customer funds	$7,595,415	$7,894,541

As of March 31, 2026, the estimated fair value of the available-for-sale debt securities included $3,927 in unrealized gains and $1,678 in unrealized losses, net of tax. The gross unrealized losses of $2,148 related to assets with a fair value of $402,630 which had been in a continuous unrealized loss position for less than 12 months.

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

During the period ended March 31, 2026, the Company did not sell any available-for-sale debt securities or incur any realized gains or losses.

As of March 31, 2026, $352,987 of the Company’s available-for-sale debt securities were due to mature within one year or less, and $950,258 were due to mature between one and five years.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 6 – DERIVATIVES AND HEDGING

The following table summarizes the fair value of outstanding derivative instruments at March 31, 2026 and December 31, 2025.

	Balance Sheet Location	March 31, 2026	December 31, 2025
Derivative assets designated as hedge accounting instruments:
Interest rate floors	Other Current Assets	$1,275	$1,688
Foreign currency forwards	Other Current Assets	1,481	2,852
Total current derivative assets		$2,756	$4,540
Interest rate floors	Other Non-Current Assets	25,447	24,846
Total derivative assets		$28,203	$29,386
Derivative liabilities designated as hedge accounting instruments:
Foreign currency forwards	Other payables	$913	$-
Total derivative liabilities		$913	$-

During the three months ended March 31, 2026 and 2025, the Company recognized $297 in unrealized losses, net of tax and $3,285, in unrealized gains, net of tax, on derivative instruments designated as cash flow hedges in OCI, respectively.

During the three months ended March 31, 2026 and 2025, the Company recognized reductions to revenue of $1,966 and $118, respectively, related to its interest rate floors. During the three months ended March 31, 2026 and 2025, the Company also recognized reductions to operating expenses of $2,061 and $705, respectively, related to its foreign currency derivatives.

As of March 31, 2026, the Company estimated that $9,229 of unrealized losses related to interest rate floor cash flow hedges currently included in AOCI are expected to be reclassified into net income within the next 12 months. As of March 31, 2026, the Company estimated that $568 of unrealized gains related to foreign currency cash flow hedges currently included in AOCI are expected to be reclassified into operating expenses within the next 12 months. As of March 31, 2026, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 55 months. During the three months ended March 31, 2026 and 2025, the Company did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction.

As of March 31, 2026 and December 31, 2025, the Company recognized an obligation to return cash collateral related to interest rate floors of $27,440 and $27,260, respectively, which was offset against the gross derivative balances shown in the table above.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 7 – FAIR VALUE

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
U.S. Treasury Securities (included within Customer funds)	$1,303,245	$—	$—	$1,303,245
Derivative assets (included within Other current assets)
Interest rate floors[1]	$—	$1,275	$—	$1,275
Foreign currency forwards	—	1,481	—	1,481
Total current derivative assets	$—	$2,756	$—	$2,756
Derivative assets (included within Other non-current assets)
Interest rate floors[1]	$—	$25,447	$—	$25,447
Total financial assets	$1,303,245	$28,203	$—	$1,331,448
Financial Liabilities:
Foreign currency forwards	$—	$913	$—	$913
Boundless acquisition deferred payment liability (included within Other payables)	—	—	1,934	1,934
PayEco deferred payment liability (included within Other long-term liabilities)	—	—	7,628	7,628
Total financial liabilities	$—	$913	$9,562	$10,475

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
U.S. Treasury Securities (included within Customer funds)	$1,306,623	$—	$—	$1,306,623
Derivative assets (included within Other current assets)
Interest rate floors[1]	$—	$1,688	$—	$1,688
Foreign currency forwards	—	2,852	—	2,852
Total current derivative assets	$—	$4,540	$—	$4,540
Derivative assets (included within Other non-current assets)
Interest rate floors[1]	$—	$24,846	$—	$24,846
Total financial assets	$1,306,623	$29,386	$—	$1,336,009
Financial Liabilities:
Skuad acquisition earnout liability (included within Other payables)	$—	$—	$8,453	$8,453
PayEco deferred payment liability (included within Other long-term liabilities)	$—	$—	$7,220	$7,220
Total financial liabilities	$—	$—	$15,673	$15,673

Note 1: As of March 31, 2026 and December 31, 2025, the Company recognized an obligation to return cash collateral related to its interest rate floors of $27,440 and $27,260, respectively, which was offset against the gross derivative balances shown in the table above.

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

As of March 31, 2026 and December 31, 2025, the fair values of the Company’s cash, cash equivalents, customer funds (other than the portion consisting of available-for-sale debt securities), restricted cash, accounts receivable, capital advance receivables, accounts payable, and outstanding operating balances approximated the carrying values of these instruments presented in the Company’s condensed consolidated balance sheets because of their nature.

In 2024, the Company recognized a liability for contingent consideration related to the Skuad acquisition. During the three months ended March 31, 2026 and 2025, the Company recognized $285 and $265, respectively in loss related to the change in the fair value of the liability, included within General and administrative expenses on the condensed consolidated statements of comprehensive income. During the three months ended March 31, 2026, Payoneer paid $8,738 representing the remaining amount of the earn-out as the performance criteria had been met.

In 2025, the Company recognized liabilities for deferred payments related to the PayEco acquisition. During the three months ended March 31, 2026, the Company recognized $129 in loss related to the imputed interest associated with the liability, included within Other financial expense, net on the condensed consolidated statements of comprehensive income.

NOTE 8 - OTHER CURRENT ASSETS

Composition of Other current assets, grouped by major classifications, is as follows:

	March 31,	December 31,
	2026	2025
Prepaid expenses	$36,798	$26,087
Income receivable	32,362	43,690
Prepaid income taxes	1,375	6,530
Derivative assets	1,481	2,852
Other	11,953	11,512
Total Other current assets	$83,969	$90,671

NOTE 9 – PROPERTY, EQUIPMENT AND SOFTWARE

Composition of property, equipment and software, grouped by major classifications, is as follows:

	March 31,	December 31,
	2026	2025
Computers, software and peripheral equipment	$48,285	$43,345
Leasehold improvements	20,621	21,289
Furniture and office equipment	9,834	8,712
Property, equipment and software	78,740	73,346
Accumulated depreciation	(39,001)	(40,909)
Property, equipment and software, net	$39,739	$32,437

Depreciation expense for the three months ended March 31, 2026 and 2025 was $3,881 and $2,136, respectively.

During the three months ended March 31, 2026, the Company disposed of Leasehold improvements and Furniture and office equipment with a cost of $5,789 that were fully depreciated. During the three months ended March 31, 2025, the Company retired an insignificant amount of computers, software, and peripheral equipment that were fully depreciated.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 10 –GOODWILL AND INTANGIBLE ASSETS

Goodwill

Refer to Note 3 for details around goodwill acquired during the three months ended March 31, 2026. The following table presents the goodwill balance and adjustments related to those balances during the three months ended March 31, 2026.

			Foreign
			Currency
	December 31,	Goodwill	Translation	March 31,
	2025	Acquired	Adjustments	2026
Total goodwill	$77,785	8,517	(114)	$86,188

Composition of intangible assets, grouped by major classifications, is as follows:

	March 31, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Internal use software	$254,585	(148,688)	$105,897	$236,770	$(134,466)	$102,304
Acquired developed technology	20,269	(18,304)	1,965	20,269	(17,650)	2,619
Customer relationships	10,293	(1,069)	9,224	6,683	(910)	5,773
Payment license	97,357	—	97,357	97,357	—	97,357
Intangible assets, net	$382,504	$(168,061)	$214,443	$361,079	$(153,026)	$208,053

As discussed in Note 3, in January 2026, the Company completed its acquisition of Boundless. As part of this acquisition, the Company acquired $3,657 of Customer relationships with a useful life of 7 years.

As discussed in Note 3, in 2025, the Company completed its acquisition of PayEco. The Company determined that this transaction is an asset acquisition under ASC 805, as the acquired group of assets does not have a substantive process that together with the assets acquired significantly contribute to the ability to create outputs. Therefore, the business definition is not met. The Company has determined that the license is an indefinite lived intangible asset with a carrying value of $97,357 at March 31, 2026.

Amortization expense for the three months ended March 31, 2026 and 2025 was $15,035 and $12,254 respectively.

During the three months ended March 31, 2026 and 2025, the Company did not recognize any impairment related to internal use software assets.

Expected future finite-lived intangible asset amortization as of March 31, 2026, excluding capitalized internal use software of $22,607 not yet placed in service as of that date, was as follows:

Fiscal years
Remaining 2026	$39,275
2027	34,481
2028	14,478
2029	1,443
2030 and thereafter	4,802
Total	$94,479

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 11 - OTHER PAYABLES

Composition of Other payables, grouped by major classifications, is as follows:

	March 31,	December 31,
	2026	2025
Employee related compensation	$61,255	$78,567
Commissions payable	18,239	19,115
Accrued expenses	16,244	17,428
Income tax payable	9,709	4,014
Deferred revenue	7,254	5,354
Lease liability	6,870	7,249
Boundless acquisition deferred payment liability	1,934	—
Skuad acquisition earnout liability	—	8,453
Other	3,132	4,388
Total Other payables	$124,637	$144,568

NOTE 12 – OTHER LONG-TERM LIABILITIES

Composition of other long-term liabilities, grouped by major classifications, is as follows:

	March 31,	December 31,
	2026	2025
Long-term lease liabilities	$73,155	$65,084
Reserves for uncertain income tax positions	56,428	57,083
Other tax provisions	11,698	11,098
PayEco acquisition deferred payment liability	7,628	7,220
Severance pay liabilities	2,704	2,906
Total other long-term liabilities	$151,613	$143,391

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

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 13 – WARRANTS AND SHAREHOLDERS’ EQUITY (continued):

During the three months ended March 31, 2026, the Company repurchased 14,343,587 shares of its common stock for $74,066 at a weighted average cost of $5.16 per share. During the three months ended March 31, 2026, the Company accrued an excise tax of $551 related to share repurchase activity which was recorded in treasury stock at cost.During the three months ended March 31, 2025, the Company repurchased 1,880,309 shares of its common stock for $16,978 at a weighted average cost of $9.04 per share. As of March 31, 2026, a total of $117,445 remained available for future repurchases of the Company’s common stock under the program.

Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31, 2026
	Foreign currency translation adjustments	Unrealized gains on available-for-sale debt securities	Unrealized losses on cash flow hedges	Total
Beginning balance	$(855)	8,698	(14,120)	$(6,277)
Other comprehensive loss before reclassifications	(111)	(6,449)	(45)	(6,605)
Amount of loss reclassified from AOCI	—	—	(252)	(252)
Net current period other comprehensive loss	(111)	(6,449)	(297)	(6,857)
Ending balance	$(966)	$2,249	$(14,417)	$(13,134)

	Three Months Ended March 31, 2025
	Foreign currency translation adjustments	Unrealized gains (losses) on available-for-sale debt securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(242)	$(322)	$(12,045)	$(12,609)
Other comprehensive income (loss) before reclassifications	(169)	5,634	3,758	9,223
Amount of loss reclassified from AOCI	—	—	(473)	(473)
Net current period other comprehensive income (loss)	(169)	5,634	3,285	8,750
Ending balance	$(411)	$5,312	$(8,760)	$(3,859)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company’s business is subject to various laws and regulations in the United States and other countries where the Company operates. Any regulatory action, tax or legal challenge against the Company for noncompliance with any regulatory or legal requirement could result in significant fines, penalties, or other enforcement actions, increased costs of doing business through adverse judgment or settlement, reputational harm, loss of banking or other operational relationships, the diversion of significant amounts of management time and operational resources, and could require changes in compliance requirements or impose limits on the Company’s ability to expand its product offerings, or otherwise harm or have a material adverse effect on the Company’s business. From time to time, the Company incurs insignificant fines and penalties in the ordinary course of business.

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

This includes the risk that tax authorities in various jurisdictions may challenge, and in some cases have challenged, the Company’s compliance with non-income tax obligations which could result in assessments, disputes, and additional compliance requirements affecting the Company and our customers.

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

NOTE 15 – REVENUE

The following table presents revenue recognized from contracts with customers as well as revenue from other sources:

	Three months ended March 31,
	2026	2025
Revenue recognized at a point in time	$206,899	$185,333
Revenue recognized over time	1,152	930
Revenue from contracts with customers	$208,051	$186,263
Interest income on customer balances	$51,537	$57,972
Capital advance income	2,007	2,382
Revenue from other sources	$53,544	$60,354
Total revenues	$261,595	$246,617

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

	Three months ended
	March 31,
	2026	2025
Primary regional markets
Greater China[1]	$86,616	$84,896
Europe, Middle East, and Africa[2]	64,751	58,893
Asia-Pacific[2]	58,185	51,260
Latin America[2]	26,047	27,873
North America[3]	25,996	23,695
Total revenues	$261,595	$246,617
(1)	Greater China is inclusive of mainland China, Hong Kong, Macao and Taiwan.
(2)	No single country included in any of these regions generated more than 10% of total revenue.
(3)	The United States is the Company’s country of domicile. Of North America revenues, the U.S. represents $25,123 and $22,624 during the three months ended March 31, 2026 and 2025, respectively.

NOTE 16 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	Three Months Ended
	March 31,
	2026	2025
Bank and processor fees	$29,197	$28,658
Network fees	3,817	6,468
Chargebacks and operational losses	1,329	2,374
Card costs	313	383
Capital advance costs, net of recoveries	(129)	1,068
Other	675	398
Total transaction costs	$35,202	$39,349

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

	Three Months Ended March 31,
	2026	2025
Revenue	$261,595	$246,617
Less:
Transaction cost[1]	(35,202)	(39,349)
Labor & related	(82,417)	(73,064)
Stock-based compensation	(18,524)	(18,755)
3rd party contractors	(9,433)	(8,769)
IT & communication	(19,653)	(17,985)
Depreciation & amortization	(18,916)	(14,390)
Other operating expenses[2]	(47,429)	(44,986)
Income taxes	(9,641)	(7,192)
Other segment items[3]	(812)	(1,550)
Net income	$19,568	$20,577

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

NOTE 18 – STOCK-BASED COMPENSATION

Stock Options

The following table summarizes the options to purchase shares of common stock activity under the Company’s equity incentive plans for the three months ended March 31, 2026:

Options
Outstanding at December 31, 2025	6,985,323
Granted	—
Exercised	(684,029)
Forfeited	(34,482)
Outstanding at March 31, 2026	6,266,812
Exercisable at March 31, 2026	5,696,508

The weighted average exercise price of the options outstanding as of March 31, 2026 was $3.03 per share.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 18 – STOCK-BASED COMPENSATION (continued):

Restricted and Performance Stock Units

The following table summarizes the restricted stock unit (“RSU”) and performance stock unit (“PSU”) activity under the Company’s equity incentive plan and other business arrangements associated with business acquisitions as of March 31, 2026:

Units
Outstanding December 31, 2025	22,316,131
Granted	14,882,030
Vested	(2,768,583)
Withhold to cover shares repurchased	(754,226)
Forfeited	(837,420)
Outstanding March 31, 2026	32,837,932

During the three months ended March 31, 2026, the number of shares reserved for issuance under the Company’s Omnibus Stock Incentive Plan was increased by 13,948,172 shares. In the three months ended March 31, 2026, the Company granted 13,476,833 RSUs under the Company's Omnibus Stock Incentive Plan, which are subject to time-vesting and continued service conditions.

In the same period, the Company granted 1,405,197 PSUs under the same Plan, which are subject to time-vesting, continued service conditions and achievement of specified company performance goals.

The Company withholds common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock units under its employee equity incentive plan in the United States. During the three months ended March 31, 2026 and 2025, the Company withheld 754,226 and 722,437 shares for $4,058 and $7,494, respectively. RSU vesting is shown net of this withholding on the condensed consolidated statements of shareholders’ equity and cash flows.

The Company collects cash from proceeds from certain international employees’ sales of common stock. The amount is held in a Company bank account until it is remitted to the employees. Due to the restrictions on the use of the funds in the bank account, we have classified the amount as short-term restricted cash, and a corresponding liability is included in Other payables in the condensed consolidated balance sheets. As of March 31, 2026, $254 of such funds were held.

Employee Stock Purchase Plan

During the three months ended March 31, 2026, the number of shares reserved for issuance under the Company’s Employee Stock Purchase Plan (“ESPP”) was increased by 3,487,043 shares. As of March 31, 2026, approximately 5,696,764 shares were reserved for future issuance under the Company’s ESPP. The fair value attributable to the ESPP was $1,450 as of November 30, 2025, the beginning of the current offering period, and was measured using the Black-Scholes pricing model. The current offering period is expected to close May 30, 2026.

The expense associated with the ESPP recognized during the three months ended March 31, 2026 was $725.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 18 – STOCK-BASED COMPENSATION (continued):

Impact on Results of Operations

The impact on the Company’s results of operations of recording stock-based compensation expense under the Company’s equity incentive plans and other stock-based consideration arrangements associated with business acquisitions, including the ESPP, were as follows:

	Three Months Ended
	March 31,
	2026	2025
Other operating expenses	$2,190	$2,587
Research and development expenses	5,020	5,052
Sales and marketing expenses	4,112	4,801
General and administrative expenses	7,202	6,315
Total stock-based compensation	$18,524	$18,755

Note that $465 and $615 in stock-based compensation awards were capitalized as part of internal-use software during the three months ended March 31, 2026 and 2025, respectively.

NOTE 19 - INCOME TAXES

The Company’s provision for income taxes in the interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the period.

The Company had an effective tax rate of 33.0% and 26.0% for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was primarily the result of nondeductible stock-based compensation, foreign subsidiary provision to return adjustments, and the base erosion and anti-abuse tax, all of which was partially offset by a decrease in the Company’s provision for uncertain tax positions and the U.S. tax benefit for income derived from foreign customers. For the three months ended March 31, 2025, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% primarily the result of an increase in the provision for uncertain tax positions and nondeductible stock compensation, partially offset by the U.S. tax benefit for income earned from foreign customers.

The Company maintains a valuation allowance in jurisdictions where it is more likely than not that all or a portion of a deferred tax asset may not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings and the reversal of existing taxable temporary differences. As of March 31, 2026, the Company maintains a full valuation allowance on its deferred tax assets in Singapore, associated with the Skuad acquisition in Singapore, and in Germany as management believes it is more likely than not that the deferred tax assets will not be recognized in these jurisdictions. The Company maintains its previous conclusion that a valuation allowance on deferred tax assets in the United States and Israel is not necessary.

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

Basic and diluted net earnings per share attributable to common stockholders were calculated as follows:

	Three Months Ended
	March 31,
	2026	2025

	(In thousands, except share and per share data)
Numerator:
Net income	$19,568	$20,577
Denominator:
Weighted average common shares outstanding —
Basic	345,342,308	362,979,571
Add:
Dilutive impact of RSUs, ESPP and options to purchase common stock	5,128,480	18,362,026
Dilutive impact of private warrants	—	873,532
Weighted average common shares – diluted	350,470,788	382,215,129
Net income per share attributable to common stockholders — Basic earnings per share	$0.06	$0.06
Diluted earnings per share	$0.06	$0.05

Note that the following shares have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2026 and 2025 as their effect was antidilutive, conditions were not met, or they were not in the money in the reporting period.

	March 31,
	2026	2025
RSUs	18,079,258	7,983,302
RSU's with market conditions	2,720,000	2,770,000
PSUs	1,405,197	895,103
Earn-out[1]	15,000,000	15,000,000
Options to purchase common stock	1,202,188	-
Total anti-dilutive securities	38,406,643	26,648,405

Note 1: As that term is defined in the Agreement and Plan of Reorganization dated February 3, 2021 (as amended) with FTAC Olympus Acquisition Corp.

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

The Payoneer financial stack is comprised of a secure, regulated payment infrastructure platform that provides customers with a one stop, global, multi-currency account to serve their comprehensive cross-border accounts receivable (“AR”) and accounts payable (“AP”) needs, including multicurrency account capabilities and services such as funds management, expense management, workforce management, and working capital. Payoneer’s global platform is built with a focus on security, stability and redundancy. The Company leverages close to 100 banking and payment service providers globally to support transactions in over 7,000 trade corridors and enable same-day and real-time settlement in over 150 countries.

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

Our customers have trusted the Payoneer platform to process $22.8 billion and $19.7 billion in volume during the three months ended March 31, 2026 and 2025, respectively.

Looking forward, we intend to continue to invest actively to enhance our global platform, deliver new products, extend our regulatory footprint, further automate our operations, increase new customer growth and make acquisitions to accelerate our ability to deliver more value to customers around the world.

PAYONEER GLOBAL INC.

Key Developments and Trends

Macroeconomic Conditions

We are focused on executing our strategy for growth and capturing the long-term opportunity of serving cross-border SMBs from around the world. However, macroeconomic conditions, including geopolitical and other global events that impact consumer and business spending and behavior, such as, but not limited to, the interest rate environment, inflation, evolving changes in global trade policies (including the imposition of tariffs), local political instability, global health crises, supply chain dislocations, regional and other conflicts, including the ongoing war in Ukraine, the U.S. and Israel’s war with Iran, Israel’s other conflicts in the Middle East and the volatility in the region, and disruptions and instability and regulatory changes in the banking sector may impact our customers, providers, banking partners and relationships and ultimately the amount of volume processed on our platform which may affect our results of operations. For example, the imposition of significant trade policy measures and tariffs by the U.S. government, including but not limited to tariffs on China, has introduced increased uncertainty and potential risks and opportunities for both our customers and our business. The long-term effects of these and any future trade actions on the global economy and our business remain uncertain. These developments could have a material adverse impact on our financial results in any given reporting period. We continue to monitor evolving trade policies and will evaluate potential impacts on our financial statements as more information becomes available.

Although the timing, magnitude and changes in interest rates remains uncertain, a decline in interest rates would negatively impact our interest income. In response, to reduce our sensitivity to declines in short term interest rates we have invested $1.8 billion of our customer funds in both available-for-sale debt securities and term deposits to reduce our sensitivity to declines in short term interest rates, and have purchased interest rate derivative contracts with respect to $2.2 billion in customer funds to provide a floor against the impact of interest rate declines below levels defined in the relevant interest rate derivative instruments.

Impact of Conflicts in the Middle East

In October 2025, a ceasefire between Israel and Hamas entered into effect, to end a two-year long war between them that started on October 7, 2023. Conflicts between Israel and Hezbollah, Iran and other proxies of the Iranian regime, however, continued into 2026, including the U.S. and Israel’s war with Iran that broke out in February 2026. During the ongoing conflicts in the region, we continued to operate our business and serve our customers around the world and, to date, our ability to support customers has not been materially impacted. We continue to monitor the situation closely and benefit from our broad geographic footprint, partially outsourced operations model, and a robust business continuity plan. Additionally, our technology infrastructure has redundancy in place outside of Israel. Approximately 49% of our global employee base is located in Israel, including approximately 77% of our research and development resources, as of March 31, 2026. An insignificant portion of our Israeli workforce were called to military reserve duty and we have contingencies in place to cover impacted roles and responsibilities.

Our revenue derived from customers based in Israel was insignificant for both the three months ended March 31, 2026 and 2025, respectively, and is included within revenues from Europe, Middle East, and Africa within Note 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The volatility in the region remains high, and the state of the conflict continues to evolve, which could continue to adversely affect economic conditions in Israel and in the broader region, and could impact revenues from customers located in Israel. At this time, it is difficult to assess the full impact that the ongoing regional conflicts may have on our future results of operations. Any escalation, expansion, or a prolonged continuation of the conflicts, including a prolonged period of disruption in global oil supply, has the potential to impact our operations as well as negatively impact the broader global economy, including the e-commerce sector, and may have a material adverse effect on the results of our operations.

PAYONEER GLOBAL INC.

Impact of the war in Ukraine

The ongoing war between Ukraine and Russia, resulted in economic sanctions on Russia, Belarus, and certain territories in Ukraine. We provide services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We do not provide services to customers in Russia, and we have limited our payment services to Belarus customers. We maintain a robust transaction monitoring program designed to comply with imposed sanctions and to monitor the impact the conflict may have on our results of operations. Our revenues in Ukraine have remained relatively stable as a percentage of our business. For the three months ended March 31, 2026, Ukraine and Belarus, combined, accounted for less than 10% of our revenue, of which Belarus accounted for less than 1% of our revenue. Further escalation of the conflict may have a material effect on our results of operations.

Mergers & Acquisitions

On January 19, 2026, the Company acquired a controlling equity interest and all of the voting shares of Boundless Technologies Limited, an Ireland-based Employer of Record (“EOR”) platform that helps businesses seamlessly and compliantly employ people around the world. This acquisition marks another step in Payoneer’s strategy to deliver a comprehensive financial stack for SMBs that operate internationally.

On April 9, 2025, Payoneer acquired 100% of the outstanding equity of Payeco Finance Information Holding Corporation, the parent company of EasyLink Payment Co., Ltd. (now Payoneer Payments (Guangdong) Co., Ltd.), a licensed China based payment service provider. The acquisition strengthens Payoneer’s global regulatory infrastructure and positions it to better serve China-based customers with enhanced and localized products and services.

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

	Three months ended
	March 31,		Increase/
	2026	2025	(Decrease)

	(in thousands except percentages)
Revenues	$261,595	$246,617	6%
Transaction costs	35,202	39,349	(11)%
Other operating expenses	40,011	41,658	(4)%
Research and development expenses	43,326	37,271	16%
Sales and marketing expenses	58,112	54,726	6%
General and administrative expenses	36,007	29,904	20%
Depreciation and amortization	18,916	14,390	31%
Total operating expenses	231,574	217,298	7%
Operating income	30,021	29,319	2%
Financial expense:
Other financial expense, net	812	1,550	(48)%
Financial expense, net	812	1,550	(48)%
Income before income taxes	29,209	27,769	5%
Income taxes	9,641	7,192	34%
Net income	$19,568	$20,577	(5)%

PAYONEER GLOBAL INC.

Revenues

Revenues were $261.6 million for the three months ended March 31, 2026, an increase of $15.0 million, or 6%, compared to the prior-year period. This increase in revenue was primarily comprised of an increase in SMB revenue, including $12.0 million from B2B SMBs, $4.4 million from SMBs that sell on marketplaces, and $3.3 million from SMBs selling DTC. This growth in SMB revenue was driven by continued adoption of our high value services, ongoing growth in high value regions and certain monetization initiatives. This increase in revenues was partially offset by a decrease of $6.4 million in interest income earned on customer balances, resulting from modestly lower interest rates, and partially offset by an increase in customer balances held on our platform compared to the prior year period.

Transaction costs

Transaction costs were $35.2 million for the three months ended March 31, 2026, a decrease of $4.1 million, or 11%, compared to the prior-year period driven primarily by a decrease of $2.7 million in Network fees and a decrease of $1.2 million in Capital advance costs. The decrease in transaction costs outpaced the increase in total volume due to more favorable terms from financial institutions, payment processors and network providers.

Other operating expenses

Other operating expenses were $40.0 million for the three months ended March 31, 2026, a decrease of $1.6 million, or 4%, compared to the prior-year period, driven primarily by a decrease of $1.0 million in employee compensation, benefits and other employee-related expenses and a decrease of $0.8 million in information technology expenses.

Research and development expenses

Research and development expenses were $43.3 million for the three months ended March 31, 2026, an increase of $6.1 million, or 16%, compared to the prior-year period, driven primarily by an increase of $5.7 million in employee compensation, benefits and other employee-related expenses, an increase of $1.6 million in third-party contractor expenses and an increase of $1.3 million in information technology expenses. This increase was partially offset by an increase of $3.2 million in employee compensation costs capitalized as internal use software in connection with ongoing investments in our platform infrastructure.

Sales and marketing expenses

Sales and marketing expenses were $58.1 million for the three months ended March 31, 2026, an increase of $3.4 million, or 6%, compared to the prior-year period, driven primarily by an increase of $2.3 million in expenditures on certain marketing efforts and an increase of $1.3 million in employee compensation, benefits and other employee-related expenses.

General and administrative expenses

General and administrative expenses were $36.0 million for the three months ended March 31, 2026, an increase of $6.1 million, or 20%, compared to the prior-year period, driven predominately by an increase of $3.7 million in employee compensation, benefits and other employee-related expenses, an increase of $1.1 million in third-party legal expenses, and an increase of $0.6 million in information technology expenses. This increase was partially offset by a net decrease of $0.8 million in indirect tax reserves.

Depreciation and amortization expenses

Depreciation and amortization expenses were $18.9 million for the three months ended March 31, 2026, an increase of $4.5 million or 31% compared to the prior-year period, mainly driven by an increase in amortization of internal use of software and depreciation of new purchased fixed assets.

Financial income and expense, net

Financial expense, net was $0.8 million for the three months ended March 31, 2026, a decrease of $0.7 million, or 48%, compared to the prior-year period, primarily driven by a decrease in the exchange rate loss during the current period.

PAYONEER GLOBAL INC.

Income taxes

Income tax expense was $9.6 million for the three months ended March 31, 2026, an increase of $2.5 million, or 34%, compared to the three months ended March 31, 2025. The increase was primarily driven by an increase in foreign subsidiaries' provision to return adjustments, base erosion and anti-abuse tax recognized in the current-year period, and stock-based compensation impacts, partially offset by a decrease in the provision for uncertain tax positions and an increase in the U.S. tax benefit for income earned from foreign customers.

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

Sources of Liquidity

As of March 31, 2026, we had $339.4 million of cash and cash equivalents.

Current and Future Cash Requirements

During the three months ended March 31, 2026, we repurchased 14,343,587 shares of our common stock for $74.6 million, including taxes and fees, of which $1.9 million was not yet settled at period end. As of March 31, 2026, a total of $117.4 million, net of accrued but unpaid excise taxes, remained available for future repurchases of our common stock under the program. For a full description of our stock repurchase program, including authorized amounts and expirations, see Note 13 to the condensed consolidated financial statements.

Cash Flows

The following table presents a summary of cash flows from operating, investing, and financing activities for the following comparative periods.

	Three months ended March 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$51,831	$53,716
Net cash used in investing activities	(60,890)	(47,986)
Net cash used in financing activities	(385,654)	(402,446)
Effect of exchange rate changes on cash and cash equivalents	(808)	1,878
Change in cash, cash equivalents, restricted cash and customer funds	$(395,521)	$(394,838)

Operating Activities

Net cash provided by operating activities was $51.8 million for the three months ended March 31, 2026, a decrease of $1.9 million compared to $53.7 million for the three months ended March 31, 2025.

PAYONEER GLOBAL INC.

Impact of changes in operating assets and liabilities - $12.7 million current period over prior period decrease to operating cash flows

During the three months ended March 31, 2026, cash flows from changes in Other current assets decreased by $10.4 million compared to the prior year period. This decrease was primarily due to a non-recurring tax refund received in the prior year period, with no comparable refund received in the current year period which was offset by an increase in rebates received from a vendor during the current period as compared to the prior period. In addition, Accounts receivable increased $4.7 million due primarily to differences in timing of collections period over period.

Net cash inflows from Working capital advances decreased by $4.7 million compared to the three months ended March 31, 2025, due to lower collections partially offset by lower originations. Furthermore, Trade payables decreased by $3.9 million due to payment timing near period cut-off.

Partially offsetting these reductions to operating cash flows was an increase in Other long-term liabilities of $7.4 million, primarily related to the lease of an additional floor in Israel, which commenced during the three months ended March 31, 2026.

Impact of non-cash items - $11.8 million current period over prior period increase to operating cash flows

During the period ended March 31, 2026, operating cash flows benefitted from higher non-cash addbacks to net income compared to prior year, which consisted primarily of:

●	$4.5 million increase in Depreciation and amortization expense
●	$3.1 million increase related to Non-cash adjustment of interest and amortization of premium/discount on investments
●	$2.5 million increase from the Effect of exchange rate changes on cash and cash equivalents.

Impact of net income - $1.0 million current period over prior period decrease to operating cash flows

The decrease in operating cash flows during the three months ended March 31, 2026 was consistent with the decrease in net income of approximately $1.0 million compared to the prior year period. The decline was partially driven by $14.3 of growth in operating expenses and a $2.4 million increase in tax expense, partially offset by an increase of $15.0 million in revenue growth, as discussed in the Results of Operations section above.

Investing Activities

Net cash used in investing activities was $60.9 million for the three months ended March 31, 2026, an increase of $12.9 million compared to net cash used in investing activities of $48.0 million for the three months ended March 31, 2025. The increase was primarily driven by $6.5 million of cash paid in connection with the acquisition of Boundless, net of cash acquired. In addition, investments in property and equipment and capitalized internal-use software increased by $5.4 million and $2.6 million, respectively, compared to the prior year period.

Financing Activities

Net cash used in financing activities was $385.7 million for the three months ended March 31, 2026, representing a decrease of $16.8 million compared to net cash used in financing activities of $402.4 million for the three months ended March 31, 2025. Cash used in financing activities during the current period primarily reflected an $301.8 million reduction in customer balances since the beginning of the current period, which was $84.0 million higher than the $385.8 million reduction in customer balances during the prior year period. In addition, the receipts of collateral on interest rate derivatives, net of payments, decreased by $5.3 million during the current period as compared to the prior year period.

This decrease was partially offset by a $57.2 million increase in share repurchases during the current period as compared to the prior year period. Lastly, the Company made an earn-out payment of $8.7 million related to its Skuad acquisition during the three months ended March 31, 2026, of which $6.5 million relates to financing activities. Refer to Note 3 in the condensed consolidated financial statements for further details.

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

(1)Orchestration transactions ceased in 2024 and were related to our 2020 acquisition of optile GmbH.

	Three months ended March 31,
	2026	2025

	(in millions)
Volume	$22,756	$19,676

Volume grew 16% for the three months ended March 31, 2026 when compared to the prior year period, driven by growth in volumes processed for enterprise partners, including in the travel segment, strong growth in volume from B2B SMBs, and continued growth in volumes from SMBs selling on marketplaces.

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

Adjusted EBITDA

	Three months ended March 31,
	2026	2025

	(in thousands)
Net income	$19,568	$20,577
Depreciation and amortization	18,916	14,390
Income taxes	9,641	7,192
Other financial expense, net	812	1,550
EBITDA	48,937	43,709
Stock based compensation expenses(1)	18,524	18,755
M&A related expenses(2)	478	337
Restructuring charges(3)	1,509	2,630
Adjusted EBITDA	$69,448	$65,431
(1)	Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
(2)	Amounts relate to M&A-related-third-party fees, including related legal, consulting and other expenditures. For the three months ended March 31, 2026, $0.5 million of these related to the acquisition of Boundless and the non-recurring fair value adjustment of the Skuad contingent liability discussed in Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts for the three months ended March 31, 2025 include $0.3 million for a non-recurring fair value adjustment of the Skuad contingent consideration liability discussed in Note 3 to our condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q.
(3)	Represents non-recurring costs related to severance and other employee termination benefits.

Critical Accounting Policies and Estimates

For more information, see “Payoneer Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K filed with the SEC on February 26, 2026.

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

PAYONEER GLOBAL INC.

Interest Rate Sensitivity

The majority of our cash and cash equivalents and assets underlying customer funds were held in cash deposits and money market funds as of March 31, 2026, the fair value of which would not be materially affected by either an increase or decrease in interest rates, due mainly to the relatively short-term nature of these instruments. The fair value of our investments in term deposits and U.S. Treasury Securities, amounting to $1.8 billion, would be affected by changes in interest rates, and such changes could be material.

The Company has entered into interest rate floor contracts with respect to $2.2 billion in customer funds to limit the potential risk declining interest rates would have on our revenues from interest income, though as of the periods ended March 31, 2026 and 2025, respectively, a hypothetical 1% increase or decrease in interest rates could have a material effect on our revenues and earnings.

Foreign Currency Risk

While most of our revenue is earned in U.S. dollars, our foreign currency exposure includes currencies of the countries in which our operations are located, including operating expenses denominated in New Israeli Shekels. To reduce that risk, we invest in foreign currency forward contracts and net purchased options, which are accounted for as cash flow hedges.

A hypothetical 10% strengthening or weakening of the U.S. dollar against the New Israeli Shekel would have had a material impact on unrealized gains (losses) recognized in AOCI at March 31, 2026.

Our foreign currency exposure also includes currencies in which our customer funds are held, or in which they are withdrawn or utilized, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Chinese Yuan, Canadian Dollar, New Israeli Shekel, Philippine Peso, Indian Rupee, Mexican Peso, Pakistani Rupee, South Korean Won, Turkish Lira, New Zealand Dollar, Australian Dollar, British Pound, Indonesian Rupiah, Swiss Franc, and Polish Zloty. As of the three months ended March 31, 2026 and 2025, respectively, a hypothetical 10% increase or decrease in current exchange rates could have a material impact on our financial results.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

For more information on risks related to litigation, see the section titled “Risk Factors — General Risks Related to Payoneer — We may be subject to various legal proceedings which could materially adversely affect our business, financial condition or results of operations” in our Annual Report on Form 10-K, filed with the SEC on February 26, 2026.

PAYONEER GLOBAL INC.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on February 26, 2026. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the quarterly period ending March 31, 2026.

Share Repurchase Activities

The following table provides information with respect to repurchases made by the Company during the three months ended March 31, 2026. All repurchases listed below were made in the open market.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Progreams[2]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[2]
January 1, 2026 - January 31, 2026	3,948,479	$5.64	3,948,479	$ 169,783
February 1, 2026 - February 28, 2026	4,046,930	$5.43	4,046,930	$ 147,802
March 1, 2026 - March 31, 2026	6,348,178	$4.70	6,348,178	$ 117,445	[3]
Total	14,343,587		14,343,587
(1)	No shares were repurchased other than through a publicly announced plan or program.
(2)	See Note 13, Warrants and Shareholders Equity to the condensed consolidated financial statements for a description of our stock repurchase program, including authorized amounts, effective date and expiration.
(3)	Reflects excise tax of $551 incurred in the period but unpaid as of March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None during the three months ended March 31, 2026.

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

Date: May 7, 2026