Form 10-Q
period 2026-06-30
Payoneer Global Inc.
filed 2026-08-06
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☒

As of July 31, 2026, the registrant had 338,850,836 shares of common stock outstanding.

Payoneer Global Inc.

Form 10-Q

For the Period Ended June 30, 2026

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

The forward-looking statements are based on the current expectations of Payoneer Global Inc.’s (“Payoneer”) management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statements. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: (1) our ability to consummate the merger with Neon Maple Parent Inc., a corporation incorporated under the laws of Canada (“Nuvei”), on the expected terms or according to the anticipated timeline; (2) changes in applicable laws or regulations; (3) the possibility that Payoneer may be adversely affected by geopolitical events and conflicts, such as Israel’s and the United States’ conflicts in the Middle East, and other economic, business and/or competitive factors, such as changes in global trade policies (including the imposition of tariffs); (4) changes in the assumptions underlying Payoneer’s financial estimates; (5) the outcome of any known and/or unknown legal or regulatory proceedings; and (6) other factors, described under the heading “Risk Factors” discussed and identified in public filings made with the U.S. Securities and Exchange Commission (the “SEC”) by Payoneer.

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

PART I. FINANCIAL INFORMATION

PAYONEER GLOBAL INC.

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2026

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	June 30,	December 31,
	2026	2025
Assets:
Current assets:
Cash and cash equivalents	$346,320	$415,537
Restricted cash	4,717	6,090
Customer funds	7,472,749	7,544,541
Accounts receivable (net of allowance of $1,032 and $501 at June 30, 2026 and December 31, 2025, respectively)	13,258	10,412
Capital advance receivables (net of allowance of $3,477 and $3,953 at June 30, 2026 and December 31, 2025, respectively)	36,881	43,665
Other current assets	86,539	90,671
Total current assets	7,960,464	8,110,916
Non-current assets:
Property, equipment and software, net	46,624	32,437
Goodwill	86,136	77,785
Intangible assets, net	215,404	208,053
Customer funds	275,000	350,000
Restricted cash	22,834	23,604
Deferred tax assets, net	65,153	56,898
Severance pay fund	894	856
Operating lease right-of-use assets	61,485	62,257
Other assets	30,952	33,783
Total assets	$8,764,946	$8,956,589
Liabilities and shareholders’ equity:
Current liabilities:
Trade payables	$50,812	$44,611
Outstanding operating balances	7,747,749	7,894,541
Other payables	138,878	144,568
Total current liabilities	7,937,439	8,083,720
Non-current liabilities:
Deferred tax liabilities, net	25,405	25,051
Other long-term liabilities	148,572	143,391
Total liabilities	8,111,416	8,252,162
Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at June 30, 2026 and December 31, 2025.	—	—
Common stock, $0.01 par value, 3,800,000,000 and 3,800,000,000 shares authorized; 419,411,249 and 411,826,086 shares issued and 338,723,544 and 348,704,315 shares outstanding at June 30, 2026 and December 31, 2025, respectively.	4,194	4,118
Treasury stock at cost, 80,687,705 and 63,121,771 shares as of June 30, 2026 and December 31, 2025, respectively.	(459,220)	(368,867)
Additional paid-in capital	937,577	896,294
Accumulated other comprehensive loss	(25,312)	(6,277)
Retained earnings	196,291	179,159
Total shareholders’ equity	653,530	704,427
Total liabilities and shareholders’ equity	$8,764,946	$8,956,589

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$274,258	260,614	$535,853	507,231

Transaction costs	37,682	40,566	72,884	79,915
Other operating expenses	41,260	42,703	81,271	84,361
Research and development expenses	46,968	37,387	90,294	74,658
Sales and marketing expenses	61,770	57,312	119,882	112,038
General and administrative expenses	48,421	37,016	84,428	66,920
Depreciation and amortization	21,224	15,553	40,140	29,943
Total operating expenses	257,325	230,537	488,899	447,835

Operating income	16,933	30,077	46,954	59,396

Financial expense:
Other financial expense, net	10,622	227	11,434	1,777
Financial expense, net	10,622	227	11,434	1,777

Income before income taxes	6,311	29,850	35,520	57,619

Income taxes	8,747	10,370	18,388	17,562

Net income (loss)	$(2,436)	$19,480	$17,132	$40,057

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale debt securities, net	(8,104)	2,565	(16,455)	9,804
Tax benefit (expense) on unrealized gain (loss) on available-for-sale debt securities, net	1,773	(569)	3,675	(2,174)
Unrealized gain (loss) on cash flow hedges, net	927	5,932	(1,357)	4,145
Tax benefit (expense) on unrealized gain (loss) on cash flow hedges, net	(177)	(1,135)	269	(808)
Unrealized gain (loss) on interest rate floor, net	(8,231)	2,117	(6,077)	8,138
Tax benefit (expense) on unrealized gain (loss) on interest rate floor, net	1,800	(469)	1,187	(1,745)
Foreign currency translation adjustments	(166)	66	(277)	(103)
Other comprehensive income (loss)	(12,178)	8,507	(19,035)	17,257

Comprehensive income (loss)	$(14,614)	$27,987	$(1,903)	$57,314

Per Share Data
Net income (loss) per share attributable to common stockholders — Basic earnings per share	$(0.01)	$0.05	$0.05	$0.11
— Diluted earnings per share	$(0.01)	$0.05	$0.05	$0.10

Weighted average common shares outstanding — Basic	337,465,576	368,770,598	341,386,711	368,185,088
Weighted average common shares outstanding — Diluted	337,465,576	380,632,789	348,024,538	385,250,558

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated
					Additional	other
	Common Stock		Treasury Stock		paid-in	comprehensive	Retained
	Shares	Amount	Shares	Amount	capital	income (loss)	earnings	Total
Balance at March 31, 2026	415,278,698	$4,153	(77,465,358)	$(443,483)	$912,812	$(13,134)	$198,727	$659,075
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	3,133,859	31	—	—	424	—	—	455
Stock-based compensation	—	—	—	—	19,937	—	—	19,937
ESPP shares issued	998,692	10	—	—	4,404	—	—	4,414
Common stock repurchased, net of excise tax	—	—	(3,222,347)	(15,737)	—	—	—	(15,737)
Unrealized loss on available-for-sale debt securities, net	—	—	—	—	—	(8,104)	—	(8,104)
Tax benefit on unrealized loss on available-for-sale debt securities, net	—	—	—	—	—	1,773	—	1,773
Unrealized gain on cash flow hedges, net	—	—	—	—	—	927	—	927
Tax expense on unrealized gain on cash flow hedges, net	—	—	—	—	—	(177)	—	(177)
Unrealized loss on interest rate floor, net	—	—	—	—	—	(8,231)	—	(8,231)
Tax benefit on unrealized loss on interest rate floor, net	—	—	—	—	—	1,800	—	1,800
Foreign currency translation adjustment	—	—	—	—	—	(166)	—	(166)
Net loss	—	—	—	—	—	—	(2,436)	(2,436)
Balance at June 30, 2026	419,411,249	$4,194	(80,687,705)	$(459,220)	$937,577	$(25,312)	$196,291	$653,530

Balance at March 31, 2025	400,261,352	$4,003	(37,752,648)	$(210,702)	$834,745	$(3,859)	$126,544	$750,731
Exercise of options, and vested RSUs, net of taxes paid related to settlement of equity awards	3,861,462	38	—	—	168	—	—	206
Stock-based compensation	—	—	—	—	20,756	—	—	20,756
ESPP shares issued	678,351	7	—	—	3,921	—	—	3,928
Common stock repurchased	—	—	(4,812,166)	(32,703)	—	—	—	(32,703)
Unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	2,565	—	2,565
Tax expense on unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	(569)	—	(569)
Unrealized gain on cash flow hedges, net						5,932	—	5,932
Tax expense on unrealized gain on cash flow hedges, net	—	—	—	—	—	(1,135)	—	(1,135)
Unrealized gain on interest rate floor, net	—	—	—	—	—	2,117	—	2,117
Tax expense on unrealized gain on interest rate floor, net	—	—	—	—	—	(469)	—	(469)
Foreign currency translation adjustment	—	—	—	—	—	66	—	66
Net income	—	—	—	—	—	—	19,480	19,480
Balance at June 30, 2025	404,801,165	$4,048	(42,564,814)	$(243,405)	$859,590	$4,648	$146,024	$770,905

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated
					Additional	other
	Common Stock		Treasury Stock		paid-in	comprehensive	Retained
	Shares	Amount	Shares	Amount	capital	income (loss)	earnings	Total
Balance at December 31, 2025	411,826,086	$4,118	(63,121,771)	$(368,867)	$896,294	$(6,277)	$179,159	$704,427
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	6,586,471	66	—	—	(2,047)	—	—	(1,981)
Stock-based compensation	—	—	—	—	38,926	—	—	38,926
ESPP shares issued	998,692	10	—	—	4,404	—	—	4,414
Common stock repurchased	—	—	(17,565,934)	(90,353)	—	—	—	(90,353)
Unrealized loss on available-for-sale debt securities, net	—	—	—	—	—	(16,455)	—	(16,455)
Tax benefit on unrealized loss on available-for-sale debt securities, net	—	—	—	—	—	3,675	—	3,675
Unrealized loss on cash flow hedges, net	—	—	—	—	—	(1,357)	—	(1,357)
Tax benefit on unrealized loss on cash flow hedges, net	—	—	—	—	—	269	—	269
Unrealized loss on interest rate floor, net	—	—	—	—	—	(6,077)	—	(6,077)
Tax benefit on unrealized loss on interest rate floor, net	—	—	—	—	—	1,187	—	1,187
Foreign currency translation adjustments	—	—	—	—	—	(277)	—	(277)
Net income	—	—	—	—	—	—	17,132	17,132
Balance at June 30, 2026	419,411,249	$4,194	(80,687,705)	$(459,220)	$937,577	$(25,312)	$196,291	$653,530

Balance at December 31, 2024	395,965,588	$3,960	(35,872,339)	$(193,724)	$821,196	$(12,609)	$105,967	$724,790
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	8,157,226	81	—	—	(5,653)	—	—	(5,572)
Stock-based compensation	—	—	—	—	40,126	—	—	40,126
ESPP shares issues	678,351	7	—	—	3,921	—	—	3,928
Common stock repurchased	—	—	(6,692,475)	(49,681)	—	—	—	(49,681)
Unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	9,804	—	9,804
Tax expense on unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	(2,174)	—	(2,174)
Unrealized gain on cash flow hedges, net	—	—	—	—	—	4,145	—	4,145
Tax expense on unrealized gain on cash flow hedges, net	—	—	—	—	—	(808)	—	(808)
Unrealized gain on interest rate floor, net	—	—	—	—	—	8,138	—	8,138
Tax expense on unrealized gain on interest rate floor, net	—	—	—	—	—	(1,745)	—	(1,745)
Foreign currency translation adjustment	—	—	—	—	—	(103)	—	(103)
Net income	—	—	—	—	—	—	40,057	40,057
Balance at June 30, 2025	404,801,165	$4,048	(42,564,814)	$(243,405)	$859,590	$4,648	$146,024	$770,905

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Six months ended
	June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$17,132	$40,057
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,140	29,943
Deferred taxes	(2,651)	(7,957)
Stock-based compensation expenses	37,999	38,814
Interest on certificate of deposits	(3,559)	(9,386)
Interest and amortization of premium/discount on investments	2,624	(2,560)
Net realized (gains) losses on derivative instruments	(2,752)	664
Foreign currency re-measurement (gain) loss	1,014	(5,840)
Changes in operating assets and liabilities:
Other current assets	6,986	9,388
Trade payables	1,930	5,943
Deferred revenue	4,696	211
Accounts receivable, net	(2,811)	(1,958)
Capital advance extended to customers	(134,730)	(167,223)
Capital advance collected from customers	141,514	191,655
Other payables	(4,152)	(10,918)
Other long-term liabilities	3,562	3,571
Operating lease right-of-use assets	5,404	5,777
Other assets	664	4,220
Net cash provided by operating activities	113,010	124,401

Cash Flows from Investing Activities
Purchase of property, equipment and software	(21,116)	(7,304)
Capitalization of internal use software	(34,742)	(29,993)
Severance pay fund distributions, net	(38)	(40)
Customer funds in transit, net	53,049	(45,619)
Purchases of investments in available-for-sale debt securities	(217,374)	(272,974)
Maturities of investments in available-for-sale debt securities	195,000	180,500
Settlement of cash flow hedges	7,077	—
Maturities of investments in term deposits	75,000	75,000
Cash paid in connection with acquisition, net of cash acquired (refer to Note 3 for further information)	(6,479)	(33,081)
Net cash provided by (used in) investing activities	50,377	(133,511)

Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with stock-based compensation plan, net of taxes paid related to settlement of equity awards and proceeds from employee equity transactions to be remitted to employees	3,800	(2,183)
Outstanding operating balances, net	(149,447)	47,549
Receipts of collateral on interest rate derivatives	41,670	68,130
Payments of collateral on interest rate derivatives	(52,470)	(61,500)
Consideration related to previous acquisitions	(6,519)	—
Common stock repurchased	(92,670)	(49,756)
Net cash provided by (used in) financing activities	(255,636)	2,240

Effect of exchange rate changes on cash and cash equivalents	(1,148)	6,045

Net change in cash, cash equivalents, restricted cash and customer funds	(93,397)	(825)
Cash, cash equivalents, restricted cash and customer funds at beginning of period	6,416,707	5,658,210
Cash, cash equivalents, restricted cash and customer funds at end of period	$6,323,310	$5,657,385
Supplemental information of investing and financing activities not involving cash flows:
Property, equipment, and software acquired but not paid	$1,955	$142
Internal use software capitalized but not paid	$8,513	$5,229
Common stock repurchased but not paid	$—	$700
Right of use assets obtained in exchange for new operating lease liabilities	$2,330	$28,614

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

U.S. DOLLARS IN THOUSANDS

The following table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2026	2025
Cash and cash equivalents	$346,320	$497,144
Current restricted cash	4,717	8,606
Non-current restricted cash	22,834	20,948
Customer funds
Current customer funds	7,472,749	6,583,839
Non-current customer funds	275,000	450,000
Customer funds shown in the condensed consolidated balance sheets	7,747,749	7,033,839
Less: Customer funds in transit	(38,393)	(98,378)
Less: Customer funds invested in available-for-sale debt securities	(1,309,917)	(1,279,774)
Less: Customer funds invested in term deposits	(450,000)	(525,000)
Net customer funds shown in the condensed consolidated statements of cash flows	5,949,439	5,130,687
Total cash, cash equivalents, restricted cash and customer funds shown in the condensed consolidated statements of cash flows	$6,323,310	$5,657,385

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

Proposed Acquisition by Nuvei

On June 12, 2026, the Company, entered into an Agreement and Plan of Merger (the “ Merger Agreement”) by and among the Company, Neon Maple Parent Inc., a corporation incorporated under the laws of Canada (“Nuvei”), and Panda Acquisition Sub Inc., a Delaware corporation and a wholly owned indirect subsidiary of Nuvei (“ Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will merge with and into the Company (the “ Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Nuvei.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”) issued and outstanding immediately prior to the Effective Time, subject to certain limitations, will be converted into the right to receive $7.40 in cash, without interest (the “ Merger Consideration”). The Merger Agreement and the consummation of the transactions contemplated thereby have been unanimously approved by the Company’s Board of Directors and the Company’s Board of Directors has resolved to recommend to the stockholders of the Company to adopt the Merger Agreement and approve the transactions contemplated by the Merger Agreement, including the Merger.

The completion of the Merger is subject to certain customary closing conditions, including, among others: (i) the adoption of the Merger Agreement and the approval of the transactions contemplated thereby by the affirmative vote (in person (virtually) or by proxy) of the holders of a majority of the voting power of the outstanding Company Common Stock entitled to vote thereon (the “ Company Stockholder Approval”); (ii) the accuracy of the parties’ respective representations and warranties in the Merger Agreement, subject to specified materiality qualifications; (iii) compliance by the parties with their respective covenants in the Merger Agreement in all material respects; (iv) the absence of any law or order restraining, enjoining, or otherwise prohibiting the consummation of the Merger; (v) the expiration of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and receipt of other approvals under specified antitrust, foreign investment and money transmitter and payment services license laws, including from specified U.S. money transmitter regulatory authorities and specified non-U.S. payment services regulatory authorities, including waiver of an ownership stability commitment made in connection with obtaining a specified payment services license; (vi) the Company shall have provided certain required notices and received certain required change in ownership and change-in-control approvals for certain governmental authorizations held by the Company and its subsidiaries; and (vii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) on or after the date of the Merger Agreement that is continuing as of immediately prior to the closing of the Merger. On July 28, 2026, early termination of the waiting period under the HSR Act applicable to the Merger was granted.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 1 – GENERAL OVERVIEW (continued):

The Merger Agreement contains certain customary termination rights, including the right of either party to terminate if the Merger is not consummated by June 12, 2027, subject to an automatic three-month extension if required regulatory approvals have not yet been obtained. Upon termination of the Merger Agreement under certain specified circumstances, including a change of recommendation by the Company’s Board of Directors or the Company’s entry into a definitive agreement with respect to a “superior proposal” (as such term is defined in the Merger Agreement), the Company would be required to pay Nuvei a termination fee of $89.0 million in cash. In certain circumstances in which Nuvei fails to complete the transactions when required to do so, Nuvei would be required to pay the Company a termination fee of $165.0 million in cash. In the event that the Company terminates the Merger Agreement due to Nuvei’s material breach of its representations, warranties or covenants (subject to certain cure rights) or where there has been fraud or willful and material breach of the Merger Agreement by Nuvei, the Company may elect to either receive such termination fee or pursue damages capped at $275.0 million.

The Company has incurred and expects to incur transaction-related costs in connection with the Merger, including financial advisory, legal and other professional fees, which are expensed as incurred. For the three and six months ended June 30, 2026, the Company has incurred $10.6 million of such costs. These costs were included in general and administrative expenses on the condensed consolidated statement of comprehensive income.

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

The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year. The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2025, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto of Payoneer Global Inc. and its subsidiaries.

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

Balances in non-dollar currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-dollar transactions reflected in the consolidated statements of comprehensive income, the transaction date exchange rates are used. The resulting transaction gains or losses are recorded as other financial income or expense. The Company recognized $10,786 and $13,228 of such transaction losses during the three and six months ended June 30, 2026. Depreciation, amortization and other changes deriving from non-monetary items are based on historical exchange rates.

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

d.    Recently issued accounting pronouncements:

The Company did not adopt any new standards or updates issued by the Financial Accounting Standards Board (“FASB”) during the six months ended June 30, 2026.

FASB Standards issued, but not adopted as of June 30, 2026

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

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 3 – ACQUISITIONS (continued):

Due to its insignificant size relative to the Company, the Company will not provide supplemental pro forma information for the current and prior year reporting periods. Payoneer incurred acquisition-related costs of $1,384, of which $520 was incurred during the six months ended June 30, 2026. These costs were included in general and administrative expenses on the condensed consolidated statement of comprehensive income.

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

Skuad

During the six months ended June 30, 2026, Payoneer paid $8,738, representing the remaining amount of the earn-out as the performance criteria had been met.

NOTE 4 – CAPITAL ADVANCE (“CA”) RECEIVABLES

The Company enters into transactions with pre-qualified sellers in which the Company purchases a designated amount of future receivables for an upfront cash purchase price.

During the six months ended June 30, 2026 and 2025, the Company has purchased and collected the following principal amounts associated with CA receivables, including foreign exchange adjustments:

	Six Months Ended
	June 30,
	2026	2025
Beginning CA receivables, gross	$47,618	$61,197
CA extended to customers	134,161	167,143
Change in revenue receivables	(203)	(451)
CA collected from customers	(141,311)	(189,081)
Charge-offs, net of recoveries	93	(2,123)
Ending CA receivables, gross	$40,358	$36,685
Allowance for CA losses	(3,477)	(4,875)
CA receivables, net	$36,881	$31,810

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 4 – CAPITAL ADVANCE (“CA”) RECEIVABLES (continued):

The following are current and overdue balances that are segregated into the timing of expected collections at June 30, 2026:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$40,358	1,122	12,172	7,515	15,392	4,157

The following are current and overdue balances that are segregated into the timing of expected collections at December 31, 2025:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$47,618	987	13,017	10,123	19,307	4,184

As of June 30, 2026 and December 31, 2025, in calculating the allowance for CA losses, the Company applied a range of loss rates to the CA portfolio of 0.64% to 2.12%.

NOTE 5 – CUSTOMER FUNDS AND INVESTMENTS

The Company has invested certain customer funds in available-for-sale debt securities and term deposits. The following table summarizes the assets underlying customer funds as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$5,987,832	$6,062,918
Available-for-sale debt securities	1,309,917	1,306,623
Term deposits	175,000	175,000
Total current customer funds	$7,472,749	$7,544,541
Term deposits - non-current	275,000	350,000
Total non-current customer funds	$275,000	$350,000
Total customer funds	$7,747,749	$7,894,541

As of June 30, 2026, the estimated fair value of the available-for-sale debt securities included $1,189 in unrealized gains and $5,272 in unrealized losses, net of tax. The gross unrealized losses of $6,748 related to assets with a fair value of $889,975 which had been in a continuous unrealized loss position for less than 12 months.

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

During the period ended June 30, 2026, the Company did not sell any available-for-sale debt securities or incur any realized gains or losses.

As of June 30, 2026, $325,745 of the Company’s available-for-sale debt securities were due to mature within one year or less, and $984,172 were due to mature between one and five years.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 6 – DERIVATIVES AND HEDGING

The following table summarizes the fair value of outstanding derivative instruments at June 30, 2026 and December 31, 2025.

	Balance Sheet Location	June 30, 2026	December 31, 2025
Derivative assets designated as hedge accounting instruments:
Interest rate floors	Other Current Assets	$769	$1,688
Foreign currency forwards	Other Current Assets	2,403	2,852
Total current derivative assets		$3,172	$4,540
Interest rate floors	Other Non-Current Assets	15,364	24,846
Total derivative assets		$18,536	$29,386
Derivative liabilities designated as hedge accounting instruments:
Foreign currency forwards	Other payables	$908	$-
Total derivative liabilities		$908	$-

During the three months ended June 30, 2026 and 2025, the Company recognized $5,681 in unrealized losses, net of tax and $6,445, in unrealized gains, net of tax, respectively, and during the six months ended June 30, 2026 and 2025, the Company recognized $5,978 and $9,730, respectively, in unrealized losses, net of tax, on derivative instruments designated as cash flow hedges in OCI, respectively.

During the three months ended June 30, 2026 and 2025, the Company recognized reductions to revenue of $2,358 and $544, respectively, and during the six months ended June 30, 2026 and 2025 the Company recognized reductions to revenue of $4,324 and $662, respectively, related to its interest rate floors. During the three months ended June 30, 2026 and 2025, the Company also recognized reductions to operating expenses of $5,016 and $2,004, respectively, and during the six months ended June 30, 2026 and 2025, the Company also recognized reductions to operating expenses of $7,077 and $2,709, respectively, related to its foreign currency derivatives.

As of June 30, 2026, the Company estimated that $10,720 of unrealized losses related to interest rate floor cash flow hedges currently included in AOCI are expected to be reclassified into net income within the next 12 months. As of June 30, 2026, the Company estimated that $1,495 of net unrealized gains related to foreign currency cash flow hedges currently included in AOCI are expected to be reclassified into operating expenses within the next 12 months. As of June 30, 2026, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 52 months. During the three and six months ended June 30, 2026 and 2025, the Company did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction.

As of June 30, 2026 and December 31, 2025, the Company recognized an obligation to return cash collateral related to interest rate floors of $16,460 and $27,260, respectively, which was offset against the gross derivative balances shown in the table above.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 7 – FAIR VALUE

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
U.S. Treasury Securities (included within Customer funds)	$1,309,917	$—	$—	$1,309,917
Derivative assets (included within Other current assets)
Interest rate floors[1]	$—	$769	$—	$769
Foreign currency forwards	—	2,403	—	2,403
Total current derivative assets	$—	$3,172	$—	$3,172
Derivative assets (included within Other non-current assets)
Interest rate floors[1]	$—	$15,364	$—	$15,364
Total financial assets	$1,309,917	$18,536	$—	$1,328,453
Financial Liabilities:
Foreign currency forwards	$—	$908	$—	$908
Boundless acquisition deferred payment liability (included within Other payables)	—	—	1,959	1,959
PayEco deferred payment liability (included within Other payables)	—	—	5,761	5,761
Total financial liabilities	$—	$908	$7,720	$8,628

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
U.S. Treasury Securities (included within Customer funds)	$1,306,623	$—	$—	$1,306,623
Derivative assets (included within Other current assets)
Interest rate floors[1]	$—	$1,688	$—	$1,688
Foreign currency forwards	—	2,852	—	2,852
Total current derivative assets	$—	$4,540	$—	$4,540
Derivative assets (included within Other non-current assets)
Interest rate floors[1]	$—	$24,846	$—	$24,846
Total financial assets	$1,306,623	$29,386	$—	$1,336,009
Financial Liabilities:
Skuad acquisition earnout liability (included within Other payables)	$—	$—	$8,453	$8,453
PayEco deferred payment liability (included within Other long-term liabilities)	$—	$—	$7,220	$7,220
Total financial liabilities	$—	$—	$15,673	$15,673

Note 1: As of June 30, 2026 and December 31, 2025, the Company recognized an obligation to return cash collateral related to its interest rate floors of $16,460 and $27,260, respectively, which was offset against the gross derivative balances shown in the table above.

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

As of June 30, 2026 and December 31, 2025, the fair values of the Company’s cash, cash equivalents, customer funds (other than the portion consisting of available-for-sale debt securities), restricted cash, accounts receivable, capital advance receivables, accounts payable, and outstanding operating balances approximated the carrying values of these instruments presented in the Company’s condensed consolidated balance sheets because of their nature.

In 2024, the Company recognized a liability for contingent consideration related to the Skuad acquisition. During the three and six months ended June 30, 2026, the Company recognized $0 and $285, respectively, and during the three and six months ended June 30, 2025, the Company recognized $110 and $375, respectively, in loss related to the change in the fair value of the liability, included within General and administrative expenses on the condensed consolidated statements of comprehensive income. During the six months ended June 30, 2026, Payoneer paid $8,738 representing the remaining amount of the earn-out as the performance criteria had been met.

In 2025, the Company recognized liabilities for deferred payments related to the PayEco acquisition. During the three and six months ended June 30, 2026, the Company recognized $154 and $283, in loss related to the imputed interest associated with the liability, included within Other financial expense, net on the condensed consolidated statements of comprehensive income.

NOTE 8 - OTHER CURRENT ASSETS

Composition of Other current assets, grouped by major classifications, is as follows:

	June 30,	December 31,
	2026	2025
Income receivable	$33,847	$43,690
Prepaid expenses	31,504	26,087
Prepaid income taxes	6,744	6,530
Derivative assets	2,403	2,852
Other	12,041	11,512
Total Other current assets	$86,539	$90,671

NOTE 9 – PROPERTY, EQUIPMENT AND SOFTWARE

Composition of property, equipment and software, grouped by major classifications, is as follows:

	June 30,	December 31,
	2026	2025
Computers, software and peripheral equipment	$51,051	$43,345
Leasehold improvements	24,261	21,289
Furniture and office equipment	14,781	8,712
Property, equipment and software	90,093	73,346
Accumulated depreciation	(43,469)	(40,909)
Property, equipment and software, net	$46,624	$32,437

Depreciation expense for the three months ended June 30, 2026 and 2025 was $4,540 and $2,559, respectively, and $8,421 and $4,696, for the six months ended June 30, 2026 and 2025, respectively.

During the three and six months ended June 30, 2026, the Company disposed of Leasehold improvements and Furniture and office equipment with a cost of $44 and $5,833 that were fully depreciated. During the three and six months ended June 30, 2025, the Company retired an insignificant amount of computers, software, and peripheral equipment that were fully depreciated.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 10 –GOODWILL AND INTANGIBLE ASSETS

Goodwill

Refer to Note 3 for details around goodwill acquired during the six months ended June 30, 2026. The following table presents the goodwill balance and adjustments related to those balances during the six months ended June 30, 2026.

			Foreign
			Currency
	December 31,	Goodwill	Translation	June 30,
	2025	Acquired	Adjustments	2026
Total goodwill	$77,785	8,517	(166)	$86,136

Intangible Assets

Composition of intangible assets, grouped by major classifications, is as follows:

	June 30, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Internal use software	$271,137	(163,443)	$107,694	$236,770	$(134,466)	$102,304
Acquired developed technology	20,269	(18,718)	1,551	20,269	(17,650)	2,619
Customer relationships	10,269	(1,467)	8,802	6,683	(910)	5,773
Payment license	97,357	—	97,357	97,357	—	97,357
Intangible assets, net	$399,032	$(183,628)	$215,404	$361,079	$(153,026)	$208,053

As discussed in Note 3, in January 2026, the Company completed its acquisition of Boundless. As part of this acquisition, the Company acquired $3,657 of Customer relationships with a useful life of 7 years.

As discussed in Note 3, in 2025, the Company completed its acquisition of PayEco. The Company determined that this transaction is an asset acquisition under ASC 805, as the acquired group of assets does not have a substantive process that together with the assets acquired significantly contribute to the ability to create outputs. Therefore, the business definition is not met. The Company has determined that the license is an indefinite lived intangible asset with a carrying value of $97,357 at June 30, 2026.

Amortization expense for the three months ended June 30, 2026 and 2025 was $16,224 and $12,994 respectively, and $31,259 and $25,247 for the six months ended June 30, 2026 and 2025, respectively.

During the three and six months ended June 30, 2026, the Company recognized $460 of impairment related to abandoned internal use software assets. During the three and six months ended June 30, 2025, the Company recognized an insignificant amount of impairment related to internal use software assets.

Expected future finite-lived intangible asset amortization as of June 30, 2026, excluding capitalized internal use software of $18,924 not yet placed in service as of that date, was as follows:

Fiscal years
Remaining 2026	$28,199
2027	41,367
2028	21,457
2029	3,298
2030 and thereafter	4,802
Total	$99,123

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 11 - OTHER PAYABLES

Composition of Other payables, grouped by major classifications, is as follows:

	June 30,	December 31,
	2026	2025
Employee related compensation	$73,412	$78,567
Accrued expenses	18,118	17,428
Commissions payable	14,795	19,115
Lease liability	10,364	7,249
Deferred revenue	10,050	5,354
PayEco acquisition deferred payment liability	5,761	—
Income tax payable	3,234	4,014
Boundless acquisition deferred payment liability	1,959	—
Skuad acquisition earnout liability	—	8,453
Other	1,185	4,388
Total Other payables	$138,878	$144,568

NOTE 12 – OTHER LONG-TERM LIABILITIES

Composition of other long-term liabilities, grouped by major classifications, is as follows:

	June 30,	December 31,
	2026	2025
Long-term lease liabilities	$75,798	$65,084
Reserves for uncertain income tax positions	58,281	57,083
Other tax provisions	11,941	11,098
PayEco acquisition deferred payment liability	—	7,220
Severance pay liabilities	2,552	2,906
Total other long-term liabilities	$148,572	$143,391

NOTE 13 –SHAREHOLDERS’ EQUITY:

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

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 13 –SHAREHOLDERS’ EQUITY (continued):

During the three and six months ended June 30, 2026, the Company repurchased 3,222,347 and 17,565,934 shares of its common stock for $15,808 and $89,873 at a weighted average cost of $4.91 and $5.12 per share, respectively. During the six months ended June 30, 2026, the Company accrued a net excise tax of $480 related to share repurchase activity which was recorded in treasury stock at cost. The net accrual reflects a $71 partial reversal recorded during the three months ended June 30, 2026, related to excise tax accrued in the prior quarter. During the three and six months ended June 30, 2025, the Company repurchased 4,812,166 and 6,692,475 shares of its common stock for $32,703 and $49,681 at a weighted average cost of $6.80 and $7.43 per share, respectively. As of June 30, 2026, a total of $101,709 remained available for future repurchases of the Company’s common stock under the program. During the three months ended June 30, 2026, the Company suspended repurchases under the program in connection with the pending Merger Agreement, which includes customary covenants restricting the Company’s ability to repurchase its common stock without the prior written consent of Nuvei, and we expect to operate within these contractual limitations until the Merger is completed or the Merger Agreement is terminated.

Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30, 2026
	Foreign currency translation adjustments	Unrealized gains (losses) on available-for-sale debt securities	Unrealized losses on cash flow hedges	Total
Beginning balance	$(966)	2,249	(14,417)	$(13,134)
Other comprehensive loss before reclassifications	(166)	(6,331)	(3,738)	(10,235)
Amount of loss reclassified from AOCI	—	—	(1,943)	(1,943)
Net current period other comprehensive loss	(166)	(6,331)	(5,681)	(12,178)
Ending balance	$(1,132)	$(4,082)	$(20,098)	$(25,312)

	Six Months Ended June 30, 2026
	Foreign currency translation adjustments	Unrealized gains (losses) on available-for-sale debt securities	Unrealized losses on cash flow hedges	Total
Beginning balance	$(855)	8,698	(14,120)	$(6,277)
Other comprehensive loss before reclassifications	(277)	(12,780)	(3,783)	(16,840)
Amount of loss reclassified from AOCI	—	—	(2,195)	(2,195)
Net current period other comprehensive loss	(277)	(12,780)	(5,978)	(19,035)
Ending balance	$(1,132)	$(4,082)	$(20,098)	$(25,312)

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 13 –SHAREHOLDERS’ EQUITY (continued):

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

On August 3, 2026, the Company received a demand letter from a purported shareholder of the Company, alleging that the disclosures in the Company’s preliminary proxy statement, dated July 31, 2026, related to the Merger, were deficient, and demanding that the Company issue corrective disclosures. The Company believes the allegations in the demand letter are without merit.

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

NOTE 15 – REVENUE

The following table presents revenue recognized from contracts with customers as well as revenue from other sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized at a point in time	$218,313	$199,560	$425,212	$384,893
Revenue recognized over time	2,018	936	3,170	1,866
Revenue from contracts with customers	$220,331	$200,496	$428,382	$386,759
Interest income on customer balances	$52,105	$58,334	$103,642	$116,306
Capital advance income	1,822	1,784	3,829	4,166
Revenue from other sources	$53,927	$60,118	$107,471	$120,472
Total revenues	$274,258	$260,614	$535,853	$507,231

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Primary regional markets
Greater China[1]	$93,243	$85,913	$179,859	$170,809
Europe, Middle East, and Africa[2]	68,250	67,396	133,001	126,289
Asia-Pacific[2]	60,775	53,762	118,960	105,022
Latin America[2]	25,772	28,883	51,819	56,756
North America[3]	26,218	24,660	52,214	48,355
Total revenues	$274,258	$260,614	$535,853	$507,231
(1)	Greater China is inclusive of mainland China, Hong Kong, Macao and Taiwan.
(2)	No single country included in any of these regions generated more than 10% of total revenue.
(3)

The United States is the Company’s country of domicile. Of North America revenues, the U.S. represents $25,275 and $23,477 during the three months ended June 30, 2026 and 2025, respectively, and $50,398 and $46,089 during the six months ended June 30, 2026 and 2025, respectively.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 16 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Bank and processor fees	$30,505	$30,684	$59,702	$59,342
Network fees	4,170	7,358	7,987	13,826
Chargebacks and operational losses	2,272	1,076	3,601	3,450
Card costs	297	366	610	749
Capital advance costs, net of recoveries	(364)	661	(493)	1,729
Other	802	421	1,477	819
Total transaction costs	$37,682	$40,566	$72,884	$79,915

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$274,258	$260,614	$535,853	$507,231
Less:
Transaction cost[1]	(37,682)	(40,566)	(72,884)	(79,915)
Labor & related	(84,612)	(75,741)	(167,029)	(148,805)
Stock-based compensation	(19,475)	(20,059)	(37,999)	(38,814)
3rd party contractors	(8,835)	(9,419)	(18,268)	(18,260)
IT & communication	(21,890)	(21,550)	(41,543)	(39,535)
Depreciation & amortization	(21,224)	(15,553)	(40,140)	(29,943)
Other operating expenses[2]	(63,607)	(47,649)	(111,036)	(92,563)
Income taxes	(8,747)	(10,370)	(18,388)	(17,562)
Other segment items[3]	(10,622)	(227)	(11,434)	(1,777)
Net income (loss)	$(2,436)	$19,480	$17,132	$40,057

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

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 18 – STOCK-BASED COMPENSATION

Stock Options

The following table summarizes the options to purchase shares of common stock activity under the Company’s equity incentive plans for the six months ended June 30, 2026:

Options
Outstanding at December 31, 2025	6,985,323
Granted	—
Exercised	(1,935,644)
Forfeited	(62,149)
Outstanding at June 30, 2026	4,987,530
Exercisable at June 30, 2026	4,515,351

The weighted average exercise price of the options outstanding as of June 30, 2026 was $3.26 per share.

Restricted and Performance Stock Units

The following table summarizes the restricted stock unit (“RSU”) and performance stock unit (“PSU”) activity under the Company’s equity incentive plan and other business arrangements associated with business acquisitions as of June 30, 2026:

Units
Outstanding December 31, 2025	22,316,131
Granted	15,595,402
Vested	(4,650,827)
Withhold to cover shares repurchased	(1,180,034)
Forfeited	(1,317,300)
Outstanding June 30, 2026	30,763,372

During the six months ended June 30, 2026 the number of shares reserved for issuance under the Company’s Omnibus Stock Incentive Plan was increased by 13,948,172 shares. In the six months ended June 30, 2026, the Company granted 14,190,205 RSUs under the Company's Omnibus Stock Incentive Plan, which are subject to time-vesting and continued service conditions.

In the same period, the Company granted 1,405,197 PSUs under the same Plan, which are subject to time-vesting, continued service conditions and achievement of specified company performance goals.

The Company withholds common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock units under its employee equity incentive plan in the United States. During the three months ended June 30, 2026 and 2025, the Company withheld 425,808 and 492,509 shares for $2,101 and $3,373, respectively, and for the six months ended June 30, 2026 and 2025, the Company withheld 1,180,034 and 1,214,946 shares for $6,159 and $10,867, respectively. RSU vesting is shown net of this withholding on the condensed consolidated statements of shareholders’ equity and cash flows.

The Company collects cash from proceeds from certain international employees’ sales of common stock. The amount is held in a Company bank account until it is remitted to the employees. Due to the restrictions on the use of the funds in the bank account, we have classified the amount as short-term restricted cash, and a corresponding liability is included in Other payables in the condensed consolidated balance sheets. As of June 30, 2026, $1,728 of such funds were held.

Pursuant to the Merger Agreement, the Company may not issue or grant additional equity awards without the written consent of Nuvei or as otherwise contemplated by the Merger Agreement.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 18 – STOCK-BASED COMPENSATION (continued):

Employee Stock Purchase Plan

During the six months ended June 30, 2026, the number of shares reserved for issuance under the Company’s Employee Stock Purchase Plan (“ESPP”) was increased by 3,487,043 shares. As of June 30, 2026, approximately 4,698,072 shares were reserved for future issuance under the Company’s ESPP. The fair value attributable to the ESPP was $1,607 as of May 31, 2026, the beginning of the current offering period, and was measured using the Black-Scholes pricing model. The current offering period is expected to close November 29, 2026.

The expense associated with the ESPP recognized during the three and six months ended June 30, 2026 was $658 and $1,383, respectively.

Pursuant to the Merger Agreement, no new Offering Period or Purchase Period (as such terms are defined in the ESPP) shall commence, and no new participants shall be permitted to enroll in the ESPP, following the date of the Merger Agreement.

Impact on Results of Operations

The impact on the Company’s results of operations of recording stock-based compensation expense under the Company’s equity incentive plans and other stock-based consideration arrangements associated with business acquisitions, including the ESPP, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Other operating expenses	$2,242	$3,279	$4,432	$5,866
Research and development expenses	5,582	5,228	10,602	10,281
Sales and marketing expenses	4,219	4,732	8,331	9,533
General and administrative expenses	7,432	6,820	14,634	13,134
Total stock-based compensation	$19,475	$20,059	$37,999	$38,814

Note that $462 and $697 in stock-based compensation awards were capitalized as part of internal-use software during the three months ended June 30, 2026 and 2025, respectively and $927 and $1,313 were capitalized during the six months ended June 30, 2026 and 2025, respectively.

NOTE 19 - INCOME TAXES

The Company’s provision for income taxes in the interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the period.

The Company had an effective tax rate of 51.8% and 30.0% for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was primarily driven by stock-based compensation, return-to-provision adjustments, uncertain tax positions, and transaction costs related to the proposed Merger by Nuvei, all of which is partially offset by the U.S. tax benefit for income derived from foreign customers.

For the six months ended June 30, 2025, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% primarily the result of an increase in the provision for uncertain tax positions and nondeductible stock-based compensation, partially offset by the U.S. tax benefit for income earned from foreign customers.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 19 - INCOME TAXES (continued):

The Company maintains a valuation allowance in jurisdictions where it is more likely than not that all or a portion of a deferred tax asset may not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings and the reversal of existing taxable temporary differences. As of June 30, 2026, the Company maintains a full valuation allowance on deferred tax assets in Germany, as well as on deferred tax assets in Singapore and China related to the Skuad and PayEco acquisitions, respectively. Based on management assessment, it is more likely than not that these deferred tax assets will not be realized. The Company maintains its previous conclusion that a valuation allowance on deferred tax assets in the United States and Israel is not necessary.

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

Basic and diluted net earnings per share attributable to common stockholders were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands, except share and per share data)
Numerator:
Net income (loss)	$(2,436)	$19,480	$17,132	$40,057
Denominator:
Weighted average common shares outstanding —
Basic	337,465,576	368,770,598	341,386,711	368,185,088
Add:
Dilutive impact of RSUs, ESPP and options to purchase common stock	—	11,066,906	6,637,827	16,225,157
Dilutive impact of private warrants	—	795,285	—	840,313
Weighted average common shares – diluted	337,465,576	380,632,789	348,024,538	385,250,558
Net income (loss) per share attributable to common stockholders — Basic earnings per share	$(0.01)	$0.05	$0.05	$0.11
Diluted earnings per share	$(0.01)	$0.05	$0.05	$0.10

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 20 – NET EARNINGS PER SHARE (continued):

Note that the following shares have been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2026 and 2025 as their effect was antidilutive, conditions were not met, or they were not in the money in the reporting period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
RSUs	28,945,290	8,116,630	7,904,534	7,804,304
RSUs with market conditions	2,720,000	2,750,000	2,720,000	2,750,000
PSUs	1,405,197	895,103	955,534	895,103
Earn-out[1]	-	15,000,000	15,000,000	15,000,000
Options to purchase common stock	5,512,526	1,487,008	1,188,088	-
ESPP[2]	998,692	-	-	-
Total anti-dilutive securities	39,581,705	28,248,741	27,768,156	26,449,407

Note 1: As that term is defined in the Agreement and Plan of Reorganization dated February 3, 2021 (as amended) with FTAC Olympus Acquisition Corp. 15,000,000 Earn-out shares expired on June 25, 2026.

Note 2: As a result of the net loss for the three months ended June 30, 2026, 998,692 ESPP shares issued were excluded from the computation of diluted earnings per share as their effect was antidilutive.

PAYONEER GLOBAL INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, unless otherwise noted, “we”, “us”, “our”, “Payoneer”, and the “Company” refer to Payoneer Global Inc.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis, including information with respect to our future performance, liquidity and capital resources, and general and administrative functions, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Statement on Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our customers have trusted the Payoneer platform to process $23.7 billion and $20.7 billion in volume during the three months ended June 30, 2026 and 2025, respectively, and $46.4 billion and $40.4 billion in volume during the six months ended June 30, 2026 and 2025, respectively.

Looking forward, we intend to continue to invest actively to enhance our global platform, deliver new products, extend our regulatory footprint, further automate our operations and increase new customer growth to deliver more value to customers around the world.

PAYONEER GLOBAL INC.

Key Developments and Trends

Proposed Acquisition by Nuvei

On June 12, 2026, the Company entered into an Agreement and Plan of Merger with Neon Maple Parent Inc., a corporation incorporated under the laws of Canada, and Panda Acquisition Sub Inc., a Delaware corporation and wholly owned indirect subsidiary of Nuvei, pursuant to which the Company will become a wholly owned subsidiary of Nuvei if the Merger is consummated. If the Merger is consummated, each share of Company Common Stock, subject to certain limitations, will be converted into the right to receive $7.40 in cash, without interest.

The proposed Merger represents a significant pending corporate transaction and remains subject to certain customary closing conditions, including approval by our stockholders, required regulatory approvals and government approvals, and other conditions set forth in the Merger Agreement. As a result, there can be no assurance that the Merger will be completed on the expected timeline or at all.

During the period until the transaction is completed or terminated, we expect to incur transaction-related costs and devote management attention and resources related to the proposed Merger. The proposed Merger may also affect our operating plans, capital allocation decisions, and liquidity depending on the timing of the outcome of the transaction. In addition, due to certain restrictions in the Merger Agreement on the conduct of our business prior to completing the Merger, we may be unable (without Nuvei’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions. For additional information regarding the Merger Agreement and related risks, see our Current Report on Form 8-K filed on June 15, 2026, Note 1, General Overview and Part II Item 1A, “Risk Factors” contained in this Quarterly Report on Form 10-Q.

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

PAYONEER GLOBAL INC.

Impact of Conflicts in the Middle East

In October 2025, a ceasefire between Israel and Hamas entered into effect, to end a two-year long war between them that started on October 7, 2023. Conflicts between Israel and Hezbollah, Iran and other proxies of the Iranian regime, however, continued into 2026, including the U.S. and Israel’s war with Iran that broke out in February 2026. During the ongoing conflicts in the region, we continued to operate our business and serve our customers around the world and, to date, our ability to support customers has not been materially impacted. We continue to monitor the situation closely and benefit from our broad geographic footprint, partially outsourced operations model, and a robust business continuity plan. Additionally, our technology infrastructure has redundancy in place outside of Israel. Approximately 47% of our global employee base is located in Israel, including approximately 74% of our research and development resources, as of June 30, 2026. As of June 30, 2026, an insignificant portion of our Israeli workforce were called to military reserve duty and we have contingencies in place to cover impacted roles and responsibilities.

Our revenue derived from customers based in Israel was insignificant for both the three and six months ended June 30, 2026 and 2025, respectively, and is included within revenues from Europe, Middle East, and Africa within Note 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The volatility in the region remains high, and the state of the conflict continues to evolve, which could continue to adversely affect economic conditions in Israel and in the broader region, and could impact revenues from customers located in Israel and the region. At this time, it is difficult to assess the full impact that the ongoing regional conflicts may have on our future results of operations. Any escalation, expansion, or a prolonged continuation of the conflicts, including a prolonged period of disruption in global oil supply, has the potential to impact our operations as well as negatively impact the broader global economy, including the e-commerce sector, and may have a material adverse effect on the results of our operations.

Impact of the war in Ukraine

The ongoing war between Ukraine and Russia, resulted in economic sanctions on Russia, Belarus, and certain territories in Ukraine. We provide services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We do not provide services to customers in Russia, and we have limited our payment services to Belarus customers. We maintain a robust transaction monitoring program designed to comply with imposed sanctions and to monitor the impact the conflict may have on our results of operations. Our revenues in Ukraine have remained relatively stable as a percentage of our business. For the three and six months ended June 30, 2026, Ukraine and Belarus, combined, accounted for less than 10% of our revenue, of which Belarus accounted for less than 1% of our revenue. Further escalation of the conflict may have a material effect on our results of operations.

Recent Acquisitions

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

	Three months ended			Six months ended
	June 30,		Increase/	June 30,		Increase/
	2026	2025	(Decrease)	2026	2025	(Decrease)

	(in thousands except percentages)
Revenues	$274,258	$260,614	5%	$535,853	$507,231	6%
Transaction costs	37,682	40,566	(7)%	72,884	79,915	(9)%
Other operating expenses	41,260	42,703	(3)%	81,271	84,361	(4)%
Research and development expenses	46,968	37,387	26%	90,294	74,658	21%
Sales and marketing expenses	61,770	57,312	8%	119,882	112,038	7%
General and administrative expenses	48,421	37,016	31%	84,428	66,920	26%
Depreciation and amortization	21,224	15,553	36%	40,140	29,943	34%
Total operating expenses	257,325	230,537	12%	488,899	447,835	9%
Operating income	16,933	30,077	(44)%	46,954	59,396	(21)%
Financial expense:
Other financial expense, net	10,622	227	** %	11,434	1,777	** %
Financial expense, net	10,622	227	** %	11,434	1,777	** %
Income before income taxes	6,311	29,850	(79)%	35,520	57,619	(38)%
Income taxes	8,747	10,370	(16)%	18,388	17,562	5%
Net income (loss)	$(2,436)	$19,480	(113)%	$17,132	$40,057	(57)%

Revenues

Revenues were $274.3 million and $535.9 million for the three and six months ended June 30, 2026, an increase of $13.6 million and $28.6 million, or 5% and 6%, respectively, compared to the prior year period. This increase in revenue was primarily comprised of an increase in SMB revenue, including $10.5 million and $22.4 million from B2B SMBs, $4.4 million and $7.7 million from SMBs selling DTC, and $2.8 million and $7.1 million from SMBs that sell on marketplaces, for the three and six months ended June 30, 2026, respectively. This growth in SMB revenue was driven by continued adoption of our high value services, certain monetization initiatives, and ongoing growth in high value regions. This increase in revenues was partially offset by a decrease of $6.2 million and $12.7 million in interest income earned on customer balances for the three and six months ended June 30, 2026, respectively, resulting from modestly lower interest rates, and partially offset by an increase in customer balances held on our platform compared to the prior year period.

Transaction costs

Transaction costs were $37.7 million and $72.9 million for the three and six months ended June 30, 2026, respectively, a decrease of $2.9 million and $7.0 million, or 7% and 9%, respectively, compared to the prior year periods. The decrease compared to the prior year periods were driven primarily by a decrease of $3.2 million and $5.8 million in Network fees, and $1.0 million and $2.2 million in Capital advance costs driven by lower capital advance losses, net of recoveries, for the three and six months ended June 30, 2026, respectively. The decrease in transaction costs outpaced the increase in total volume due to more favorable terms with financial institutions, payment processors and network providers.

Other operating expenses

Other operating expenses were $41.3 million for the three months ended June 30, 2026, a decrease of $1.4 million, or 3%, compared to the prior year period, driven primarily by a decrease of $2.3 million in information technology expenses. The decrease was partially offset by the impact in the prior period of a reduction of $1.5 million related to a regulatory reserve that did not recur.

Other operating expenses were $81.3 million for the six months ended June 30, 2026, a decrease of $3.1 million, or 4%, compared to the prior year period, driven primarily by a decrease of $3.2 million in information technology expenses, and a decrease of $1.0 million in employee compensation, benefits and other employee-related expenses. The decrease was partially offset by the impact in the prior period of a reduction of $1.5 million related to a regulatory reserve that did not recur.

PAYONEER GLOBAL INC.

Research and development expenses

Research and development expenses were $47.0 million for the three months ended June 30, 2026, an increase of $9.6 million, or 26%, compared to the prior year period, driven primarily by an increase of $11.3 million in employee compensation, benefits and other employee-related expenses and an increase of $2.5 million in information technology expenses. This increase was partially offset by an increase of $2.7 million in employee compensation costs capitalized as internal use software in connection with ongoing investments in our platform infrastructure and a decrease of $1.5 million in third-party contractor expenses.

Research and development expenses were $90.3 million for the six months ended June 30, 2026, an increase of $15.6 million, or 21%, compared to the prior year period, driven by an increase of $17.1 million in employee compensation, benefits and other employee-related expenses and an increase of $3.7 million in information technology expenses, partially offset by an increase of $5.9 million in employee compensation costs capitalized as internal use software in connection with ongoing investments in our platform infrastructure.

Sales and marketing expenses

Sales and marketing expenses were $61.8 million and $119.9 million for the three and six months ended June 30, 2026, respectively, an increase of $4.5 million and $7.8 million, or 8% and 7%, respectively, compared to the prior year periods. The increase compared to the prior year period was driven primarily by an increase of $3.3 million and $5.4 million in expenditures on certain marketing efforts and an increase of $1.3 million and $2.6 million in employee compensation, benefits and other employee-related expenses for the three and six months ended June 30, 2026, respectively.

General and administrative expenses

General and administrative expenses were $48.4 million for the three months ended June 30, 2026, an increase of $11.4 million, or 31%, compared to the prior year period, driven by an increase of $10.0 million in M&A related expenses primarily due to the proposed acquisition by Nuvei, an increase of $1.6 million in employee compensation, benefits and other employee-related expenses, and an increase of $1.0 million in indirect tax reserves. This increase was partially offset by a decrease of $2.2 million in third-party legal expenses.

General and administrative expenses were $84.4 million for the six months ended June 30, 2026, an increase of $17.5 million or 26%, compared to the prior year period, driven by an increase of $10.0 million in M&A related expenses primarily due to the proposed acquisition by Nuvei, an increase of $5.4 million in employee compensation, benefits and other employee-related expenses, an increase of $1.0 million in facilities expenses and an increase of $0.8 million in information technology expenses. This increase was partially offset by a decrease of $1.1 million in third-party legal expenses.

Depreciation and amortization expenses

Depreciation and amortization expenses were $21.2 million and $40.1 million for the three and six months ended June 30, 2026, an increase of $5.7 million and $10.2 million or 36% and 34%, respectively, compared to the prior year period, mainly driven by an increase in amortization of internal use of software and depreciation of new purchased fixed assets.

Financial income and expense, net

Financial expense, net was $10.6 million and $11.4 million for the three months and six months ended June 30, 2026, an increase of $10.4 million and $9.7 million compared to the prior year period, primarily driven by an increase in losses recognized related to exchange rates.

PAYONEER GLOBAL INC.

Income taxes

Income tax expense was $8.7 million for the three months ended June 30, 2026, a decrease of $1.6 million, or 16%, compared to the three months ended June 30, 2025. The decrease was primarily driven by a reduction in the provision for uncertain tax positions and decreased U.S. federal income tax expense due to decreased pre-tax income in the U.S. These decreases were partially offset by deferred tax expense recognized by foreign subsidiaries related to stock-based compensation.

Income tax expense was $18.4 million for the six months ended June 30, 2026, an increase of $0.8 million, or 5%, compared to the six months ended June 30, 2025. This increase was primarily driven by a reduction in deferred tax benefits related to U.S. capitalization of research and development costs and foreign subsidiary stock-based compensation; an increase in prior year taxes related to a U.S. return-to-provision benefit in the prior year period that did not reoccur in the current year period; and an unfavorable foreign subsidiary return-to-provision adjustment in the current year period. These increases were partially offset by a decrease in the provision for uncertain tax positions and a decrease in U.S. federal current tax expense due to decreased pre-tax income in the U.S.

Liquidity and Capital Resources

The following discussion of our liquidity and capital resources is based on the financial information derived from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We believe our existing cash and cash equivalents and cash flows from operating activities will be sufficient to meet our operating working capital, capital advance, and capital expenditure requirements for at least the next twelve months. Our future financing requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform and the ongoing expansion needs of sales and marketing activities.

Sources of Liquidity

As of June 30, 2026, we had $346.3 million of cash and cash equivalents.

Current and Future Cash Requirements

During the six months ended June 30, 2026, we repurchased 17,565,934 shares of our common stock for $90.4 million, including accrued taxes and fees. As of June 30, 2026, a total of $101.7 million, net of accrued but unpaid excise taxes, remained available for future repurchases of our common stock under the program. During the three months ended June 30, 2026, the Company suspended repurchases under the program in connection with the pending Merger Agreement, which includes customary covenants restricting the Company’s ability to repurchase its common stock without the prior written consent of Nuvei, and we expect to operate within these contractual limitations until the Merger is completed or the Merger Agreement is terminated. For a full description of our stock repurchase program, including authorized amounts and expirations, see Note 13 to the condensed consolidated financial statements.

Cash Flows

The following table presents a summary of cash flows from operating, investing, and financing activities for the following comparative periods.

	Six months ended June 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$113,010	$124,401
Net cash provided by (used in) investing activities	50,377	(133,511)
Net cash provided by (used in) financing activities	(255,636)	2,240
Effect of exchange rate changes on cash and cash equivalents	(1,148)	6,045
Change in cash, cash equivalents, restricted cash and customer funds	$(93,397)	$(825)

PAYONEER GLOBAL INC.

Operating Activities

Net cash provided by operating activities was $113.0 million for the six months ended June 30, 2026, a decrease of $11.4 million compared to $124.4 million for the six months ended June 30, 2025.

Impact of changes in operating assets and liabilities - $17.6 million net decrease to operating cash flows

During the six months ended June 30, 2026, changes in certain operating assets and liabilities resulted in net decrease in operating cash flows compared to the prior period:

●	The change in Working capital advances decreased cash flows by $17.6 million, due to lower collections, which were partially offset by lower originations.
●	The change in Trade payables decreased cash flows by $4.0 million, due mainly to changes in timing of payments relative to period cut-off.
●	The change in Other assets decreased cash flows by $3.6 million, due primarily to the timing of payments related to long-term prepaid expenses.

These decreases were partially offset by increases in operating cash flows caused by changes in certain operating assets and liabilities during the six months ended June 30, 2026 compared to the prior period:

●	The change in Other payables increased cash flows by $6.7 million, due to changes in timing of payments relative to the period cut-off.
●	The change in Deferred revenue increased cash flows by $4.5 million, due to the timing of revenue recognition for certain products.

Impact of non-cash items - $29.1 million increase in operating cash flows compared to prior year period.

During the six months ended June 30, 2026, operating cash flows benefited from higher non-cash addbacks to net income compared to prior year, which consisted primarily of:

●	Depreciation and amortization expense increased by $10.2 million.
●	Effect of exchange rate changes on cash and cash equivalents increased by $6.9 million.
●	Interest on certificates of deposit increase by $5.7 million.
●	Deferred taxes increased by $5.3 million.
●	The Non-cash adjustment of interest and amortization of premium/discount on investments increased by $5.2 million.

Partially offsetting these non-cash addbacks to net income was:

●	A net $3.4 million decrease to unrealized gains and losses on foreign currency and other hedges.

Impact of net income - $23.0 million current period over prior period decrease to operating cash flows

The decrease in net income of approximately $23.0 million contributed to the decrease in operating cash flows during the six months ended June 30, 2026, compared to the prior year period. The decrease was driven by a $41.1 million increase in operating expenses and a $9.7 million increase in Finance expense, net, due mainly to losses related to exchange rate revaluations. The decline was partially offset by an increase of $28.7 million in revenue during the current period compared to the prior year period.

PAYONEER GLOBAL INC.

Investing Activities

Net cash provided by investing activities was $50.4 million for the six months ended June 30, 2026, an increase of $183.9 million compared to net cash used in investing activities of $133.5 million for the six months ended June 30, 2025. The increase was primarily driven by:

●	An increase of $98.7 million in the change of customer funds in-transit balances during the period compared to the prior period, due to the timing of settlements at the period-end.
●	A reduction of $70.1 million in investments in available-for-sale securities, net of redemptions and maturities.
●	A decrease of $26.6 million in cash paid for acquisitions, net of cash and customer funds acquired, reflecting $6.5 million paid for the acquisition of Boundless during the current period compared to $33.1 million paid for the acquisition of PayEco during the prior year period.

Partially offsetting this increase in cash provided by investing activities was:

●	An increase of $13.8 million in investments in property and equipment compared to the prior year period.
●	An increase of $4.7 million in capitalized internal-use software compared to the prior year period.

Financing Activities

Net cash used in financing activities was $255.6 million for the six months ended June 30, 2026, representing a decrease of $257.9 million compared to net cash provided by financing activities of $2.2 million for the six months ended June 30, 2025. The decrease was primarily driven by:

●	Customer balances decreased by $149.4 million during the current period, compared to an increase of $47.5 million during the prior year period, resulting in a $197.0 million decrease in cash flows.
●	Common stock repurchases increased by $42.9 million compared to the prior year period.
●	Receipts of collateral on interest rate derivatives, net of payments, decreased by $17.4 million compared to the prior year period.
●	During the six months ended June 30, 2026, the Company made an earn-out payment of $8.7 million related to its Skuad acquisition, of which $6.5 million was classified as cash flows from financing activities. Refer to Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

(1)Orchestration transactions ceased in 2024 and were related to our 2020 acquisition of optile GmbH.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in millions)
Volume	$23,693	$20,688	$46,449	$40,363

Volume grew 15% for the three months ended June 30, 2026 when compared to the three months ended June 30, 2025, and 15% for the six months ended June 30, 2026 when compared to the six months ended June 30, 2025, respectively, driven by strong growth in volume from B2B SMBs, growth in volumes processed for enterprise partners, including in the travel segment, and continued growth in volumes from SMBs selling on marketplaces.

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

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Net income (loss)	$(2,436)	$19,480	$17,132	$40,057
Depreciation and amortization	21,224	15,553	40,140	29,943
Income taxes	8,747	10,370	18,388	17,562
Other financial expense, net	10,622	227	11,434	1,777
EBITDA	38,157	45,630	87,094	89,339
Stock based compensation expenses(1)	19,475	20,059	37,999	38,814
M&A related expenses(2)	13,469	736	13,947	1,073
Restructuring charges(3)	257	—	1,766	2,630
Adjusted EBITDA	$71,358	$66,425	$140,806	$131,856
(1)	Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
(2)	These expenses relate to:

(i) M&A related third-party costs, including bankers fees, legal, regulatory, consulting and other expenditures. These costs include expenses related to the Proposed Acquisition by Nuvei. For the three and six months ended June 30, 2026, M&A third-party costs were $10.8 million.

(ii) Changes to fair value and compensation expenses related to acquisition-related deferred payments and earn-outs. For the three and six months ended June 30, 2026, we recorded fair value adjustments and compensation expenses of $0.1 million and $0.6 million, respectively, related to 1) the non-recurring fair value adjustment of the Skuad contingent consideration liability and 2) the non-recurring fair value adjustment and compensation expense related to the Boundless deferred payment and earn-out, as discussed in Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. For the three and six months ended June 30, 2025 amounts include $0.1 and $0.4 million, respectively, related to the non-recurring fair value adjustment of the Skuad contingent consideration liability, as discussed in Note 3 to our condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q.

(iii) Non-recurring acquisition-related compensation to employees and contractors. For the three and six months ended June 30, 2026, these expenses were $2.5 million.

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

Interest Rate Sensitivity

The majority of our cash and cash equivalents and assets underlying customer funds were held in cash deposits and money market funds as of June 30, 2026, the fair value of which would not be materially affected by either an increase or decrease in interest rates, due mainly to the relatively short-term nature of these instruments. The fair value of our investments in term deposits and U.S. Treasury Securities, amounting to $1.8 billion, would be affected by changes in interest rates, and such changes could be material.

The Company has entered into interest rate floor contracts with respect to $2.2 billion in customer funds to limit the potential risk that declining interest rates would have on our revenues from interest income, though as of the periods ended June 30, 2026 and 2025, respectively, a hypothetical 1% increase or decrease in interest rates could have a material effect on our revenues and earnings.

Foreign Currency Risk

While most of our revenue is earned in U.S. dollars, our foreign currency exposure includes currencies of the countries in which our operations are located, including operating expenses denominated in New Israeli Shekels. To reduce that risk, we invest in foreign currency forward contracts and net purchased options, which are accounted for as cash flow hedges.

A hypothetical 10% strengthening or weakening of the U.S. dollar against the New Israeli Shekel would have had a material impact on unrealized gains (losses) recognized in AOCI at June 30, 2026.

Our foreign currency exposure also includes currencies in which our customer funds are held, or in which they are withdrawn or utilized, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Chinese Yuan, Canadian Dollar, New Israeli Shekel, Philippine Peso, Indian Rupee, Mexican Peso, Pakistani Rupee, South Korean Won, Turkish Lira, New Zealand Dollar, Australian Dollar, British Pound, Indonesian Rupiah, Swiss Franc, and Polish Zloty. As of the six months ended June 30, 2026 and 2025, respectively, a hypothetical 10% increase or decrease in current exchange rates could have a material impact on our financial results.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

For more information on risks related to litigation, see the section titled “Risk Factors — General Risks Related to Payoneer — We may be subject to various legal proceedings which could materially adversely affect our business, financial condition or results of operations” in our Annual Report on Form 10-K, filed with the SEC on February 26, 2026 and the risk factor titled “Risk Factors — We may be the target of securities class action and derivative lawsuits and other legal or regulatory proceedings, which could result in substantial costs and may delay or prevent the Merger from being completed” in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on February 26, 2026, other than as described below. Additionally, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The consummation of the Merger is subject to a number of conditions which, if not satisfied or waived, would adversely impact our ability to complete the Merger.

Under the terms of the Merger Agreement, the consummation of the Merger is subject to certain customary closing conditions, including, among others: (i) the adoption of the Merger Agreement and the approval of the transactions contemplated thereby by the affirmative vote (in person (virtually) or by proxy) of the holders of a majority of the voting power of the outstanding Company Common Stock entitled to vote thereon; (ii) the accuracy of the parties’ respective representations and warranties in the Merger Agreement, subject to specified materiality qualifications; (iii) compliance by the parties with their respective covenants in the Merger Agreement in all material respects; (iv) the absence of any law or order restraining, enjoining, or otherwise prohibiting the consummation of the Merger; (v) the expiration of the waiting period applicable to the Merger under the HSR Act and receipt of other approvals under specified antitrust, foreign investment and money transmitter and payment services license laws, including from specified U.S. money transmitter regulatory authorities and specified non-U.S. payment services regulatory authorities, including waiver of an ownership stability commitment made in connection with obtaining a specified payment services license; (vi) the Company shall have provided certain required notices and received certain required change in ownership and change-in-control approvals for certain governmental authorizations held by the Company and its subsidiaries; and (vii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) on or after the date of the Merger Agreement that is continuing as of immediately prior to the closing. On July 28, 2026, early termination of the waiting period under the HSR Act applicable to the Merger was granted.

There can be no assurance that these conditions will be satisfied or waived, if permitted. Therefore, there can be no assurance with respect to the timing of the closing of the Merger, or that the Merger will be completed at all.

PAYONEER GLOBAL INC.

Failure to consummate the Merger, or delays in consummating the Merger, could adversely affect the market price of our common stock and our future business and financial results.

There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be consummated. In addition, satisfying the conditions to the closing of the Merger may take longer than we expect. If the Merger is not consummated, our ongoing business could be adversely affected and we will be subject to a variety of risks associated with the failure to consummate the Merger, including the following:

●	upon termination of the Merger Agreement under specified circumstances, we are required to pay Nuvei a termination fee of approximately $89,000,000 in cash;
●	we have incurred and will continue to incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Merger closes; and
●	the Merger, whether or not it closes, will continue to divert the attention of certain management and other key employees from our ongoing business activities, including the pursuit of other opportunities that could be beneficial to us.

If the Merger is not consummated, these risks could materially affect our business and financial results and the market price of our common stock, including to the extent that the current market price of our common stock reflects, and is positively affected by, a market assumption that the Merger will be consummated. If the Merger is not consummated, including as a result of our stockholders failing to adopt the Merger Agreement, our stockholders will not receive any consideration in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on the Nasdaq and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC.

The Merger Agreement contains provisions that could discourage a potential competing acquirer from making a favorable proposal to us and, in specified circumstances, could require us to make a substantial termination payment to Nuvei.

The Merger Agreement contains certain provisions that restrict our ability to solicit, initiate, knowingly encourage or knowingly facilitate any proposals for, or that could reasonably lead to, alternative transactions with a third-party or, subject to certain exceptions, participate in discussions relating to an alternative transaction or a proposal or inquiry related thereto, furnish non-public information to third parties relating to an alternative transaction or a proposal or inquiry therefor, change our Board of Directors’ recommendation to our stockholders or enter into an agreement with respect to any proposal for an alternative transaction. In addition, Nuvei generally has an opportunity to negotiate a modification of the terms of the Merger Agreement in response to any competing acquisition proposal before our Board of Directors may effect a change in its recommendation with respect to the Merger.

We would be required to pay a termination fee of $89,000,000 to Nuvei in certain circumstances, including if the Company materially breaches its covenants not to solicit alternative business combination transactions, the Company’s Board effects a change of recommendation, or the Company terminates the Merger Agreement to enter into a definitive agreement with respect to a “superior proposal.”

These provisions could discourage a potential competing acquirer or merger partner that might have an interest in acquiring all or a significant portion of us or our assets from considering or proposing such a competing transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the per share market value proposed to be received or realized in the transactions contemplated by the Merger Agreement with Nuvei. These provisions also might result in a potential competing acquirer or Merger partner proposing to pay a lower price to holders of our common stock than it might otherwise have proposed to pay because of the added expense of the termination payment that may become payable to Nuvei in certain circumstances under the Merger Agreement.

If the Merger Agreement is terminated and after the termination we seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the transactions contemplated by the Merger Agreement with Nuvei.

PAYONEER GLOBAL INC.

The pendency of the Merger could adversely affect our business and operations

In connection with the proposed Merger, some partners, banks, customers, vendors or others with whom we do business, may react unfavorably or delay or defer decisions concerning their business relationships or transactions with us, which could adversely affect our revenues, earnings, results of operations, cash flows and expenses, regardless of whether the Merger is consummated. In addition, due to certain restrictions in the Merger Agreement on the conduct of our business prior to completing the Merger, we may be unable (without Nuvei’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial and this may cause us to forego certain opportunities we might otherwise pursue absent the Merger Agreement. In addition, the pendency of the Merger may make it more difficult for us to effectively retain and incentivize key personnel and may cause distractions from our strategy and day-today operations for our current employees and management.

We may be the target of securities class action and derivative lawsuits and other legal or regulatory proceedings, which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Lawsuits or other proceedings may be brought challenging, among other things, the adequacy of the disclosures in the corresponding Proxy Statement, the process conducted by our Board of Directors, the terms of the Merger Agreement, alleged breaches of fiduciary duties by our directors and/or officers, or the fairness of the consideration in connection with the Merger. Even if such lawsuits or other legal or regulatory proceedings are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment in any such lawsuits or proceedings could result in monetary damages payable by the Company, which could have a negative impact on our liquidity, results of operations and financial condition. In addition, the pendency of such litigation could create uncertainty and negatively affect our relationships with partners, banks, customers, vendors and others with whom we do business, and could impair our ability to recruit and retain employees.

Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may exacerbate the other risks described herein and adversely affect our business, results of operations and financial condition. Any such delay could also result in the Merger not being consummated before June 12, 2027, which could give rise to termination rights under the Merger Agreement. Even if we are ultimately successful in defending against such claims, the costs and distraction of litigation during the pendency of the Merger could materially and adversely affect our business, results of operations and financial condition, as well as the price of our common stock.

On August 3, 2026, the Company received a demand letter from a purported shareholder of the Company, alleging that the disclosures in the Company’s preliminary proxy statement, dated July 31, 2026, related to the Merger, were deficient, and demanding that the Company issue corrective disclosures. The Company believes the allegations in the demand letter are without merit. Additional demand letters may be received by the Company in connection with the Merger. If additional demand letters are received, absent new or different allegations that are material, the Company will not necessarily announce such additional demands.

The Merger may involve regulatory risks.

Consummation of the Merger is conditioned upon, among other things, the expiration of the waiting period applicable to the Merger under the HSR Act and receipt of other approvals under specified antitrust, foreign investment and money transmitter and payment services license laws, including from specified U.S. money transmitter regulatory authorities and specified non-U.S. payment services regulatory authorities, including waiver of an ownership stability commitment made in connection with obtaining a specified payment services license. These regulatory approvals may not be obtained on a timely basis or at all, and the granting of such approvals could involve the imposition of conditions that could adversely affect the Company or cause the parties to abandon the Merger. Under the Merger Agreement, the initial outside date for consummation of the Merger is June 12, 2027, subject to an automatic extension for three months in order to obtain required regulatory approvals. Delays in obtaining regulatory approvals could reduce the anticipated benefits of the Merger or result in additional costs. On July 28, 2026, early termination of the waiting period under the HSR Act applicable to the Merger was granted.

PAYONEER GLOBAL INC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the quarterly period ending June 30, 2026.

Share Repurchase Activities

The following table provides information with respect to repurchases made by the Company during the three months ended June 30, 2026. All repurchases listed below were made in the open market.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[2]
April 1, 2026 - April 30, 2026	3,222,347	$4.91	3,222,347	$ 101,709	[3]
May 1, 2026 - May 31, 2026	-	$-	-	$ 101,709
June 1, 2026 - June 30, 2026	-	$-	-	$ 101,709
Total	3,222,347		3,222,347
(1)	No shares were repurchased other than through a publicly announced plan or program.
(2)	See Note 13, Shareholders Equity to the condensed consolidated financial statements for a description of our stock repurchase program, including authorized amounts, effective date and expiration. During the three months ended June 30, 2026, the Company suspended repurchases under the program in connection with the pending Merger Agreement, which includes customary covenants restricting the Company’s ability to repurchase its common stock without the prior written consent of Nuvei, and we expect to operate within these contractual limitations until the Merger is completed or the Merger Agreement is terminated.
(3)	Reflects an adjustment to the excise tax of $71.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None during the three months ended June 30, 2026.

PAYONEER GLOBAL INC.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
2.1

Agreement and Plan of Merger, by and among Payoneer Global Inc., Neon Maple Parent Inc. and Panda Acquisition Sub Inc., dated as of June 12, 2026 (included as Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on June 15, 2026).†

10.1

Form of Voting and Support Agreement, by and among Neon Maple Parent Inc. and certain stockholders of Payoneer Global Inc. (included as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 15, 2026).

10.2	Caplan Letter Agreement, dated as of June 12, 2026.*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.
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

Date: August 6, 2026