Form 10-Q
period 2026-09-30
Payoneer Global Inc.
filed 2026-11-05
CIK 1845815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☐ No ☒

As of October 30, 2026, the registrant had 340,918,977 shares of common stock outstanding.

Payoneer Global Inc.

Form 10-Q

For the Period Ended September 30, 2026

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

PART I. FINANCIAL INFORMATION

PAYONEER GLOBAL INC.

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2026

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	September 30,	December 31,
	2026	2025
Assets:
Current assets:
Cash and cash equivalents	$362,635	$415,537
Restricted cash	2,586	6,090
Customer funds	7,364,658	7,544,541
Accounts receivable (net of allowance of $1,391 and $501 at September 30, 2026 and December 31, 2025, respectively)	12,842	10,412
Capital advance receivables (net of allowance of $3,572 and $3,953 at September 30, 2026 and December 31, 2025, respectively)	48,735	43,665
Other current assets	90,866	90,671
Total current assets	7,882,322	8,110,916
Non-current assets:
Property, equipment and software, net	48,923	32,437
Goodwill	86,073	77,785
Intangible assets, net	215,579	208,053
Customer funds	175,000	350,000
Restricted cash	25,539	23,604
Deferred tax assets, net	73,244	56,898
Severance pay fund	866	856
Operating lease right-of-use assets	60,646	62,257
Other assets	26,582	33,783
Total assets	$8,594,774	$8,956,589
Liabilities and shareholders’ equity:
Current liabilities:
Trade payables	$55,054	$44,611
Outstanding operating balances	7,539,658	7,894,541
Other payables	152,541	144,568
Total current liabilities	7,747,253	8,083,720
Non-current liabilities:
Deferred tax liabilities, net	25,354	25,051
Other long-term liabilities	156,458	143,391
Total liabilities	7,929,065	8,252,162
Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value, 380,000,000 shares authorized; no shares were issued and outstanding at September 30, 2026 and December 31, 2025.	—	—
Common stock, $0.01 par value, 3,800,000,000 and 3,800,000,000 shares authorized; 421,463,213 and 411,826,086 shares issued and 340,775,508 and 348,704,315 shares outstanding at September 30, 2026 and December 31, 2025, respectively.	4,215	4,118
Treasury stock at cost, 80,687,705 and 63,121,771 shares as of September 30, 2026 and December 31, 2025, respectively.	(459,074)	(368,867)
Additional paid-in capital	954,998	896,294
Accumulated other comprehensive loss	(45,638)	(6,277)
Retained earnings	211,208	179,159
Total shareholders’ equity	665,709	704,427
Total liabilities and shareholders’ equity	$8,594,774	$8,956,589

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$276,938	270,850	812,791	778,081

Transaction costs	41,636	42,483	114,520	122,398
Other operating expenses	41,117	40,386	122,388	124,747
Research and development expenses	49,962	39,864	140,256	114,522
Sales and marketing expenses	59,924	59,489	179,806	171,527
General and administrative expenses	37,832	36,141	122,260	103,061
Depreciation and amortization	21,375	16,140	61,515	46,083
Total operating expenses	251,846	234,503	740,745	682,338

Operating income	25,092	36,347	72,046	95,743

Financial income (expense), net	6,188	(5,836)	(5,246)	(7,613)

Income before income taxes	31,280	30,511	66,800	88,130

Income taxes	16,363	16,388	34,751	33,950

Net income	$14,917	$14,123	$32,049	$54,180

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale debt securities, net	(17,986)	892	(34,441)	10,696
Tax benefit (expense) on unrealized gain (loss) on available-for-sale debt securities, net	3,889	(200)	7,564	(2,374)
Unrealized gain (loss) on cash flow hedges, net	(2,795)	(1,668)	(4,152)	2,477
Tax benefit (expense) on unrealized gain (loss) on cash flow hedges, net	536	320	805	(488)
Unrealized gain (loss) on interest rate floor, net	(5,081)	(6,190)	(11,158)	1,948
Tax benefit (expense) on unrealized gain (loss) on interest rate floor, net	1,049	1,376	2,236	(369)
Foreign currency translation adjustments	62	(444)	(215)	(547)
Other comprehensive income (loss)	(20,326)	(5,914)	(39,361)	11,343

Comprehensive income (loss)	$(5,409)	$8,209	$(7,312)	$65,523

Per Share Data
Net income per share attributable to common stockholders — Basic earnings per share	$0.04	$0.04	$0.09	$0.15
— Diluted earnings per share	$0.04	$0.04	$0.09	$0.14

Weighted average common shares outstanding — Basic	340,346,575	368,266,611	341,040,041	372,726,412
Weighted average common shares outstanding — Diluted	350,041,330	377,633,523	350,867,092	388,619,245

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated
					Additional	other
	Common Stock		Treasury Stock		paid-in	comprehensive	Retained
	Shares	Amount	Shares	Amount	capital	income (loss)	earnings	Total
Balance at June 30, 2026	419,411,249	$4,194	(80,687,705)	$(459,220)	$937,577	$(25,312)	$196,291	$653,530
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	2,051,964	21	—	—	(1,671)	—	—	(1,650)
Stock-based compensation	—	—	—	—	19,092	—	—	19,092
Excise tax related to repurchase program	—	—	—	146	—	—	—	146
Unrealized loss on available-for-sale debt securities, net	—	—	—	—	—	(17,986)	—	(17,986)
Tax benefit on unrealized loss on available-for-sale debt securities, net	—	—	—	—	—	3,889	—	3,889
Unrealized loss on cash flow hedges, net	—	—	—	—	—	(2,795)	—	(2,795)
Tax benefit on unrealized loss on cash flow hedges, net	—	—	—	—	—	536	—	536
Unrealized loss on interest rate floor, net	—	—	—	—	—	(5,081)	—	(5,081)
Tax benefit on unrealized loss on interest rate floor, net	—	—	—	—	—	1,049	—	1,049
Foreign currency translation adjustment	—	—	—	—	—	62	—	62
Net income	—	—	—	—	—	—	14,917	14,917
Balance at September 30, 2026	421,463,213	$4,215	(80,687,705)	$(459,074)	$954,998	$(45,638)	$211,208	$665,709

Balance at June 30, 2025	404,801,165	$4,048	(42,564,814)	$(243,405)	$859,590	$4,648	$146,024	$770,905
Exercise of options, warrants, and vested RSUs, net of taxes paid related to settlement of equity awards	3,219,396	32	—	—	(2,436)	—	—	(2,404)
Stock-based compensation	—	—	—	—	18,350	—	—	18,350
Common stock repurchased	—	—	(6,619,743)	(44,573)	—	—	—	(44,573)
Unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	892	—	892
Tax expense on unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	(200)	—	(200)
Unrealized loss on cash flow hedges, net	—	—	—	—	—	(1,668)	—	(1,668)
Tax benefit on unrealized loss on cash flow hedges, net	—	—	—	—	—	320	—	320
Unrealized loss on interest rate floor, net	—	—	—	—	—	(6,190)	—	(6,190)
Tax benefit on unrealized loss on interest rate floor, net	—	—	—	—	—	1,376	—	1,376
Foreign currency translation adjustment	—	—	—	—	—	(444)	—	(444)
Net income	—	—	—	—	—	—	14,123	14,123
Balance at September 30, 2025	408,020,561	$4,080	(49,184,557)	$(287,978)	$875,504	$(1,266)	$160,147	$750,487

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

						Accumulated
					Additional	other
	Common Stock		Treasury Stock		paid-in	comprehensive	Retained
	Shares	Amount	Shares	Amount	capital	income (loss)	earnings	Total
Balance at December 31, 2025	411,826,086	$4,118	(63,121,771)	$(368,867)	$896,294	$(6,277)	$179,159	$704,427
Exercise of options and vested RSUs, net of taxes paid related to settlement of equity awards	8,638,435	87	—	—	(3,718)	—	—	(3,631)
Stock-based compensation	—	—	—	—	58,018	—	—	58,018
ESPP shares issued	998,692	10	—	—	4,404	—	—	4,414
Common stock repurchased, net of excise tax	—	—	(17,565,934)	(90,207)	—	—	—	(90,207)
Unrealized loss on available-for-sale debt securities, net	—	—	—	—	—	(34,441)	—	(34,441)
Tax benefit on unrealized loss on available-for-sale debt securities, net	—	—	—	—	—	7,564	—	7,564
Unrealized loss on cash flow hedges, net	—	—	—	—	—	(4,152)	—	(4,152)
Tax benefit on unrealized loss on cash flow hedges, net	—	—	—	—	—	805	—	805
Unrealized loss on interest rate floor, net	—	—	—	—	—	(11,158)	—	(11,158)
Tax benefit on unrealized loss on interest rate floor, net	—	—	—	—	—	2,236	—	2,236
Foreign currency translation adjustments	—	—	—	—	—	(215)	—	(215)
Net income	—	—	—	—	—	—	32,049	32,049
Balance at September 30, 2026	421,463,213	$4,215	(80,687,705)	$(459,074)	$954,998	$(45,638)	$211,208	$665,709

Balance at December 31, 2024	395,965,588	$3,960	(35,872,339)	$(193,724)	$821,196	$(12,609)	$105,967	$724,790
Exercise of options, warrants and vested RSUs, net of taxes paid related to settlement of equity awards	11,376,622	113	—	—	(8,089)	—	—	(7,976)
Stock-based compensation	—	—	—	—	58,476	—	—	58,476
ESPP shares issues	678,351	7	—	—	3,921	—	—	3,928
Common stock repurchased	—	—	(13,312,218)	(94,254)	—	—	—	(94,254)
Unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	10,696	—	10,696
Tax expense on unrealized gain on available-for-sale debt securities, net	—	—	—	—	—	(2,374)	—	(2,374)
Unrealized gain on cash flow hedges, net	—	—	—	—	—	2,477	—	2,477
Tax expense on unrealized gain on cash flow hedges, net	—	—	—	—	—	(488)	—	(488)
Unrealized gain on interest rate floor, net	—	—	—	—	—	1,948	—	1,948
Tax expense on unrealized gain on interest rate floor, net	—	—	—	—	—	(369)	—	(369)
Foreign currency translation adjustment	—	—	—	—	—	(547)	—	(547)
Net income	—	—	—	—	—	—	54,180	54,180
Balance at September 30, 2025	408,020,561	$4,080	(49,184,557)	$(287,978)	$875,504	$(1,266)	$160,147	$750,487

The accompanying notes are an integral part of the condensed consolidated financial statements (Unaudited).

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. DOLLARS IN THOUSANDS

	Nine months ended
	September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$32,049	$54,180
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,515	46,083
Deferred taxes	(5,314)	(11,761)
Stock-based compensation expenses	56,725	56,613
Interest on certificate of deposits	7,269	(7,525)
Interest and amortization of premium/discount on investments	3,734	(3,868)
Net realized (gains) losses on derivative instruments	(160)	(4,905)
Foreign currency re-measurement (gain) loss	1,014	(4,965)
Changes in operating assets and liabilities:
Other current assets	(5,114)	10,340
Trade payables	6,912	2,882
Deferred revenue	4,343	258
Accounts receivable, net	(2,395)	(2,405)
Capital advance extended to customers	(215,376)	(235,407)
Capital advance collected from customers	210,306	249,264
Other payables	1,744	1,394
Other long-term liabilities	15,493	13,086
Operating lease right-of-use assets	7,603	7,610
Other assets	9	1,016
Net cash provided by operating activities	180,357	171,890

Cash Flows from Investing Activities
Purchase of property, equipment and software	(25,522)	(12,285)
Capitalization of internal use software	(50,791)	(43,886)
Severance pay fund distributions, net	(10)	(56)
Customer funds in transit, net	61,423	(56,747)
Purchases of investments in available-for-sale debt securities	(411,932)	(351,824)
Maturities of investments in available-for-sale debt securities	274,000	253,500
Settlement of cash flow hedges	7,150	6,687
Maturities of investments in term deposits	175,000	75,000
Cash paid in connection with acquisition, net of cash acquired (refer to Note 3 for further information)	(6,479)	(33,081)
Net cash provided by (used in) investing activities	22,839	(162,692)

Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with stock-based compensation plan, net of taxes paid related to settlement of equity awards and proceeds from employee equity transactions to be remitted to employees	910	(3,237)
Outstanding operating balances, net	(357,538)	136,622
Receipts of collateral on interest rate derivatives	44,330	89,550
Payments of collateral on interest rate derivatives	(63,390)	(90,010)
Consideration related to previous acquisitions	(6,519)	455
Payment on exercise of warrants	—	(1,332)
Common stock repurchased	(92,524)	(95,029)
Net cash provided by (used in) financing activities	(474,731)	37,019

Effect of exchange rate changes on cash and cash equivalents	(1,153)	5,177

Net change in cash, cash equivalents, restricted cash and customer funds	(272,688)	51,394
Cash, cash equivalents, restricted cash and customer funds at beginning of period	6,416,707	5,658,210
Cash, cash equivalents, restricted cash and customer funds at end of period	$6,144,019	$5,709,604
Supplemental information of investing and financing activities not involving cash flows:
Property, equipment, and software acquired but not paid	$5,021	$505
Internal use software capitalized but not paid	$8,869	$6,201
Right of use assets obtained in exchange for new operating lease liabilities	$3,690	$34,440

PAYONEER GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

U.S. DOLLARS IN THOUSANDS

The following table reconciles cash, cash equivalents, restricted cash and customer funds as reported in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2026	2025
Cash and cash equivalents	$362,635	$479,448
Current restricted cash	2,586	8,659
Non-current restricted cash	25,539	20,916
Customer funds
Current customer funds	7,364,658	6,772,912
Non-current customer funds	175,000	350,000
Customer funds shown in the condensed consolidated balance sheets	7,539,658	7,122,912
Less: Customer funds in transit	(30,019)	(109,506)
Less: Customer funds invested in available-for-sale debt securities	(1,406,380)	(1,287,825)
Less: Customer funds invested in term deposits	(350,000)	(525,000)
Net customer funds shown in the condensed consolidated statements of cash flows	5,753,259	5,200,581
Total cash, cash equivalents, restricted cash and customer funds shown in the condensed consolidated statements of cash flows	$6,144,019	$5,709,604

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

Pending Acquisition by Nuvei

On June 12, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Neon Maple Parent Inc., a corporation incorporated under the laws of Canada (“Nuvei”), and Panda Acquisition Sub Inc., a Delaware corporation and a wholly owned indirect subsidiary of Nuvei (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Nuvei.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”) issued and outstanding immediately prior to the Effective Time, subject to certain limitations, will be converted into the right to receive $7.40 in cash, without interest (the “Merger Consideration”). The Merger Agreement and the consummation of the transactions contemplated thereby have been unanimously approved by the Company’s Board of Directors and the Company’s Board of Directors has resolved to recommend to the stockholders of the Company to adopt the Merger Agreement and approve the transactions contemplated by the Merger Agreement, including the Merger.

The completion of the Merger is subject to certain customary closing conditions, including, among others: (i) the adoption of the Merger Agreement and the approval of the transactions contemplated thereby by the affirmative vote (in person (virtually) or by proxy) of the holders of a majority of the voting power of the outstanding Company Common Stock entitled to vote thereon (the “Company Stockholder Approval”); (ii) the accuracy of the parties’ respective representations and warranties in the Merger Agreement, subject to specified materiality qualifications; (iii) compliance by the parties with their respective covenants in the Merger Agreement in all material respects; (iv) the absence of any law or order restraining, enjoining, or otherwise prohibiting the consummation of the Merger; (v) the expiration of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and receipt of other approvals under specified antitrust, foreign investment and money transmitter and payment services license laws, including from specified U.S. money transmitter regulatory authorities and specified non-U.S. payment services regulatory authorities, including waiver of an ownership stability commitment made in connection with obtaining a specified payment services license; (vi) the Company shall have provided certain required notices and received certain required change in ownership and change-in-control approvals for certain governmental authorizations held by the Company and its subsidiaries; and (vii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) on or after the date of the Merger Agreement that is continuing as of immediately prior to the closing of the Merger. On July 28, 2026, early termination of the waiting period under the HSR Act applicable to the Merger was granted, and on September 14, 2026, the stockholders of the Company approved to adopt the Merger Agreement and the transactions contemplated thereby, including the Merger, upon the terms and subject to the conditions of the Merger Agreement.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 1 – GENERAL OVERVIEW (continued):

The Merger Agreement contains certain customary termination rights, including the right of either party to terminate if the Merger is not consummated by June 12, 2027, subject to an automatic three-month extension if required regulatory approvals have not yet been obtained. In certain circumstances in which Nuvei fails to complete the transactions when required to do so, Nuvei would be required to pay the Company a termination fee of $165,000 in cash. In the event that the Company terminates the Merger Agreement due to Nuvei’s material breach of its representations, warranties or covenants (subject to certain cure rights) or where there has been fraud or willful and material breach of the Merger Agreement by Nuvei, the Company may elect to either receive such termination fee or pursue damages capped at $275,000.

The Company has incurred and expects to incur transaction-related costs in connection with the Merger, including financial advisory, legal and other professional fees, which are expensed as incurred. For the three and nine months ended September 30, 2026, the Company has incurred $2,699 and $13,351, respectively of such costs. These costs were included in general and administrative expenses on the condensed consolidated statement of comprehensive income. In addition, upon and subject to the closing of the Merger, the Company will be required to pay the remaining portion of the fees to its financial advisor in connection with the Merger, in the amount estimated at $38,840. We have not recognized this expense as of September 30, 2026 and will recognize the expense upon consummation of the Merger.

During the three months ended September 30, 2026 and in accordance with the Merger Agreement, the Company awarded $15,891 in short-term cash incentive awards to certain employees who remain employed upon completion of the Merger. These amounts are payable only upon consummation of the Merger and therefore have not been recognized as of September 30, 2026. In addition, the Company awarded $17,696 in long-term cash incentive awards to certain employees who remain employed at the time of vesting whereby 25% vests at the earlier of the completion of the Merger or February 15, 2028. The remaining vesting occurs in twelve quarterly installments. $250 was recognized during the three months ended September 30, 2026.

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

The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year. The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2025, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto of Payoneer Global Inc. and its subsidiaries.

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

Balances in non-dollar currencies are remeasured into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-dollar transactions reflected in the consolidated statements of comprehensive income, the transaction date exchange rates are used. The resulting transaction gains or losses are recorded as financial income or expense. During the three months ended September 30, 2026, the Company recognized $4,937 of transaction gains. During the nine months ended September 30, 2026, the Company recognized $8,291 of transaction losses. Depreciation, amortization and other changes deriving from non-monetary items are based on historical exchange rates.

Certain of the Company’s foreign subsidiaries acquired in the Skuad Pte. Ltd. (“Skuad”) and Boundless Technologies Limited
(“Boundless”) acquisitions have functional currencies that differ from the U.S. dollar, including the Euro and certain local currencies based on the country of domicile. In accordance with ASC 830, the assets and liabilities of these non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars at the period-end rate of exchange. Revenues, costs, and expenses of the non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars using transaction date exchange rates. Gains and losses resulting from these translations are recorded as a component of other comprehensive income (“OCI”). Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as financial income or expense in the consolidated statements of comprehensive income.

d.    Out-of-period adjustment:

During the three months ended September 30, 2026, the Company recorded an out-of-period adjustment of $5.8 million in Financial income (expense), net related to a mismatch in the reconciliation of certain transactions. The Company concluded that the error was not material to the previously issued condensed consolidated financial statements.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

e.    Recently issued accounting pronouncements:

The Company did not adopt any new standards or updates issued by the Financial Accounting Standards Board (“FASB”) during the nine months ended September 30, 2026.

FASB Standards issued, but not adopted as of September 30, 2026

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

The deferred payments are payable over a six and twelve-month period following the acquisition and relate to potential post-acquisition claims and the achievement of certain integration and performance-related milestones. Additionally, the transaction includes an earn-out provision of up to $4,000 contingent upon reaching certain performance and tenure milestones payable in cash. Because the earn-out is contingent upon the founders’ continued employment, it is excluded from considered contingent consideration under ASC 805 and is accounted for as post-combination compensation expense. The earnout will be recognized as compensation expense over the requisite 14 month service period based on the estimated amount expected to be earned, which will be reassessed each reporting period.

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

Due to its insignificant size relative to the Company, the Company will not provide supplemental pro forma information for the current and prior year reporting periods. Payoneer incurred acquisition-related costs of $1,384, of which $520 was incurred during the nine months ended September 30, 2026. These costs were included in general and administrative expenses on the condensed consolidated statement of comprehensive income.

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

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 3 – ACQUISITIONS (continued):

Skuad

During the nine months ended September 30, 2026, Payoneer paid $8,738, representing the remaining amount of the earn-out as the performance criteria had been met.

NOTE 4 – CAPITAL ADVANCE (“CA”) RECEIVABLES

The Company enters into transactions with pre-qualified sellers in which the Company purchases a designated amount of future receivables for an upfront cash purchase price.

During the nine months ended September 30, 2026 and 2025, the Company has purchased and collected the following principal amounts associated with CA receivables, including foreign exchange adjustments:

	Nine Months Ended
	September 30,
	2026	2025
Beginning CA receivables, gross	$47,618	$61,197
CA extended to customers	214,995	234,710
Change in revenue receivables	(236)	(587)
CA collected from customers	(209,824)	(245,772)
Charge-offs, net of recoveries	(246)	(2,905)
Ending CA receivables, gross	$52,307	$46,643
Allowance for CA losses	(3,572)	(4,258)
CA receivables, net	$48,735	$42,385

NOTE 4 – CAPITAL ADVANCE (“CA”) RECEIVABLES (continued):

The following are current and overdue balances that are segregated into the timing of expected collections at September 30, 2026:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$52,307	1,184	14,160	12,657	19,840	4,466

The following are current and overdue balances that are segregated into the timing of expected collections at December 31, 2025:

		Due in less	Due in 30‑60	Due in 60‑90	Due in more
Total	Overdue	than 30 days	days	days	than 90 days
$47,618	987	13,017	10,123	19,307	4,184

As of September 30, 2026 and December 31, 2025, in calculating the allowance for CA losses, the Company applied a range of loss rates to the CA portfolio of 0.64% to 2.12%.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 5 – CUSTOMER FUNDS AND INVESTMENTS

The Company has invested certain customer funds in available-for-sale debt securities and term deposits. The following table summarizes the assets underlying customer funds as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$5,783,278	$6,062,918
Available-for-sale debt securities	1,406,380	1,306,623
Term deposits	175,000	175,000
Total current customer funds	$7,364,658	$7,544,541
Term deposits - non-current	175,000	350,000
Total non-current customer funds	$175,000	$350,000
Total customer funds	$7,539,658	$7,894,541

As of September 30, 2026, the estimated fair value of the available-for-sale debt securities included $102 in unrealized gains and $18,281 in unrealized losses, net of tax. The gross unrealized losses of $23,340 related to assets with a fair value of $1,285,280 which had been in a continuous unrealized loss position for less than 12 months.

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

During the period ended September 30, 2026, the Company did not sell any available-for-sale debt securities or incur any realized gains or losses.

As of September 30, 2026, $351,188 of the Company’s available-for-sale debt securities were due to mature within one year or less, and $1,055,192 were due to mature between one and five years.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 6 – DERIVATIVES AND HEDGING

The following table summarizes the fair value of outstanding derivative instruments at September 30, 2026 and December 31, 2025.

	Balance Sheet Location	September 30, 2026	December 31, 2025
Derivative assets designated as hedge accounting instruments:
Interest rate floors	Other Current Assets	$457	$1,688
Foreign currency forwards	Other Current Assets	436	2,852
Total current derivative assets		$893	$4,540
Interest rate floors	Other Non-Current Assets	7,929	24,846
Total derivative assets		$8,822	$29,386
Derivative liabilities designated as hedge accounting instruments:
Foreign currency forwards	Other payables	$1,736	$-
Total derivative liabilities		$1,736	$-

During the three months ended September 30, 2026 and 2025, the Company recognized $6,291 and $6,162 in unrealized losses, net of tax, respectively on derivative instruments designated as cash flow hedges in OCI. During the nine months ended September 30, 2026 and 2025, the Company recognized $12,269 in unrealized losses, net of tax and $3,568, in unrealized gains, net of tax, on derivative instruments designated as cash flow hedges in OCI, respectively.

During the three months ended September 30, 2026 and 2025, the Company recognized reductions to revenue of $2,667 and $1,119, respectively, and during the nine months ended September 30, 2026 and 2025 the Company recognized reductions to revenue of $6,991 and $1,781, respectively, related to its interest rate floors. During the three months ended September 30, 2026 and 2025, the Company also recognized reductions to operating expenses of $73 and $3,565, respectively, and during the nine months ended September 30, 2026 and 2025, the Company also recognized reductions to operating expenses of $7,150 and $6,274, respectively, related to its foreign currency derivatives.

As of September 30, 2026, the Company estimated that $11,748 of unrealized losses related to interest rate floor cash flow hedges currently included in AOCI are expected to be reclassified as reductions to revenue within the next 12 months. As of September 30, 2026, the Company estimated that $1,300 of net unrealized losses related to foreign currency cash flow hedges currently included in AOCI are expected to be reclassified into operating expenses within the next 12 months. As of September 30, 2026, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 49 months. During the three and nine months ended September 30, 2026 and 2025, the Company did not discontinue any cash flow hedges because it was probable that the original forecasted transaction would not occur and as such, did not reclassify any gains or losses to earnings prior to the occurrence of the hedged transaction.

As of September 30, 2026 and December 31, 2025, the Company recognized an obligation to return cash collateral related to interest rate floors of $8,200 and $27,260, respectively, which was offset against the gross derivative balances shown in the table above.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 7 – FAIR VALUE

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
U.S. Treasury Securities (included within Customer funds)[1]	$1,411,366	$—	$—	$1,411,366
Derivative assets (included within Other current assets)
Interest rate floors[2]	$—	$457	$—	$457
Foreign currency forwards	—	436	—	436
Total current derivative assets	$—	$893	$—	$893
Derivative assets (included within Other non-current assets)
Interest rate floors[2]	$—	$7,929	$—	$7,929
Total financial assets	$1,411,366	$8,822	$—	$1,420,188
Financial Liabilities:
Foreign currency forwards	$—	$1,736	$—	$1,736
Boundless acquisition deferred payment liability (included within Other payables)	—	—	1,965	1,965
PayEco deferred payment liability (included within Other payables)	—	—	5,821	5,821
Total financial liabilities	$—	$1,736	$7,786	$9,522

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
U.S. Treasury Securities (included within Customer funds)	$1,306,623	$—	$—	$1,306,623
Derivative assets (included within Other current assets)
Interest rate floors[2]	$—	$1,688	$—	$1,688
Foreign currency forwards	—	2,852	—	2,852
Total current derivative assets	$—	$4,540	$—	$4,540
Derivative assets (included within Other non-current assets)
Interest rate floors[2]	$—	$24,846	$—	$24,846
Total financial assets	$1,306,623	$29,386	$—	$1,336,009
Financial Liabilities:
Skuad acquisition earnout liability (included within Other payables)	$—	$—	$8,453	$8,453
PayEco deferred payment liability (included within Other long-term liabilities)	$—	$—	$7,220	$7,220
Total financial liabilities	$—	$—	$15,673	$15,673

Note 1: U.S. Treasury Securities (included within customer funds) includes $4,986 of Treasury Bills that are classified as cash and cash equivalents, as they had remaining maturities of three months or less at the date of purchase.

Note 2: As of September 30, 2026 and December 31, 2025, the Company recognized an obligation to return cash collateral related to its interest rate floors of $8,200 and $27,260, respectively, which was offset against the gross derivative balances shown in the table above.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 7 – FAIR VALUE (continued):

The Company’s foreign currency derivative instruments and interest rate floors are valued using pricing models that take into account the contract terms and relevant currency and interest rates.

As of September 30, 2026 and December 31, 2025, the fair values of the Company’s cash, cash equivalents, customer funds (other than the portion consisting of available-for-sale debt securities), restricted cash, accounts receivable, capital advance receivables, accounts payable, and outstanding operating balances approximated the carrying values of these instruments presented in the Company’s condensed consolidated balance sheets because of their nature.

In 2024, the Company recognized a liability for contingent consideration related to the Skuad acquisition. During the three and nine months ended September 30, 2026, the Company recognized $0 and $285, respectively, and during the three and nine months ended September 30, 2025, the Company recognized $124 and $499, respectively, in loss related to the change in the fair value of the liability, included within General and administrative expenses on the condensed consolidated statements of comprehensive income. During the nine months ended September 30, 2026, Payoneer paid $8,738 representing the remaining amount of the earn-out as the performance criteria had been met.

In 2025, the Company recognized liabilities for deferred payments related to the PayEco acquisition. During the three and nine months ended September 30, 2026, the Company recognized $259 and $542, respectively, in loss and during the three and nine months ended September 30, 2025, the Company recognized $243 in loss related to the imputed interest associated with the liability, included within Financial income (expense), net on the condensed consolidated statements of comprehensive income.

NOTE 8 - OTHER CURRENT ASSETS

Composition of Other current assets, grouped by major classifications, is as follows:

	September 30,	December 31,
	2026	2025
Income receivable	$49,092	$43,690
Prepaid expenses	27,613	26,087
Prepaid income taxes	4,135	6,530
Derivative assets	436	2,852
Other	9,590	11,512
Total Other current assets	$90,866	$90,671

NOTE 9 – PROPERTY, EQUIPMENT AND SOFTWARE

Composition of property, equipment and software, grouped by major classifications, is as follows:

	September 30,	December 31,
	2026	2025
Computers, software and peripheral equipment	$54,581	$43,345
Leasehold improvements	27,149	21,289
Furniture and office equipment	15,109	8,712
Property, equipment and software	96,839	73,346
Accumulated depreciation	(47,916)	(40,909)
Property, equipment and software, net	$48,923	$32,437

Depreciation expense for the three months ended September 30, 2026 and 2025 was $5,170 and $2,687, respectively, and $13,591 and $7,382, for the nine months ended September 30, 2026 and 2025, respectively.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 9 – PROPERTY, EQUIPMENT AND SOFTWARE (continued):

During the three and nine months ended September 30, 2026, the Company disposed of Leasehold improvements, Furniture and office equipment and Computers, software and peripheral equipment with a cost of $716 and $6,549, respectively, that were fully depreciated. During the three and nine months ended September 30, 2025, the Company disposed of computers, software, and peripheral equipment with a cost of $2,647 and $2,826, respectively, that were fully depreciated.

NOTE 10 –GOODWILL AND INTANGIBLE ASSETS

Goodwill

Refer to Note 3 for details around goodwill acquired during the nine months ended September 30, 2026. The following table presents the goodwill balance and adjustments related to those balances during the nine months ended September 30, 2026.

			Foreign
			Currency
	December 31,	Goodwill	Translation	September 30,
	2025	Acquired	Adjustments	2026
Total goodwill	$77,785	8,517	(229)	$86,073

Intangible Assets

Composition of intangible assets, grouped by major classifications, is as follows:

	September 30, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Internal use software	$287,544	(179,142)	$108,402	$236,770	$(134,466)	$102,304
Acquired developed technology	20,269	(18,935)	1,334	20,269	(17,650)	2,619
Customer relationships	10,242	(1,756)	8,486	6,683	(910)	5,773
Payment license	97,357	—	97,357	97,357	—	97,357
Intangible assets, net	$415,412	$(199,833)	$215,579	$361,079	$(153,026)	$208,053

As discussed in Note 3, in January 2026, the Company completed its acquisition of Boundless. As part of this acquisition, the Company acquired $3,657 of Customer relationships with a useful life of 7 years.

As discussed in Note 3, in 2025, the Company completed its acquisition of PayEco. The Company determined that this transaction is an asset acquisition under ASC 805, as the acquired group of assets does not have a substantive process that together with the assets acquired significantly contribute to the ability to create outputs. Therefore, the business definition is not met. The Company has determined that the license is an indefinite lived intangible asset with a carrying value of $97,357 at September 30, 2026.

Amortization expense for the three months ended September 30, 2026 and 2025 was $16,205 and $13,451 respectively, and $47,464 and $38,701 for the nine months ended September 30, 2026 and 2025, respectively.

During the three months ended September 30, 2026, the Company did not recognize any impairment related to internal use software assets. During the nine months ended September 30, 2026, the Company recognized $460 of impairment related to abandoned internal use software assets. During the three and nine months ended September 30, 2025, the Company recognized an insignificant amount of impairment related to internal use software assets.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 10 –GOODWILL AND INTANGIBLE ASSETS (continued):

Expected future finite-lived intangible asset amortization as of September 30, 2026, excluding capitalized internal use software of $18,385 not yet placed in service as of that date, was as follows:

Fiscal years
Remaining 2026	$14,818
2027	47,036
2028	27,131
2029	6,150
2030 and thereafter	4,702
Total	$99,837

NOTE 11 - OTHER PAYABLES

Composition of Other payables, grouped by major classifications, is as follows:

	September 30,	December 31,
	2026	2025
Employee related compensation	$85,562	$78,567
Commissions payable	18,289	19,115
Accrued expenses	14,606	17,428
Lease liability	10,860	7,249
Deferred revenue	9,697	5,354
PayEco acquisition deferred payment liability	5,821	—
Income tax payable	3,937	4,014
Boundless acquisition deferred payment liability	1,965	—
Skuad acquisition earnout liability	—	8,453
Other	1,804	4,388
Total Other payables	$152,541	$144,568

NOTE 12 – OTHER LONG-TERM LIABILITIES

Composition of other long-term liabilities, grouped by major classifications, is as follows:

	September 30,	December 31,
	2026	2025
Long-term lease liabilities	$73,987	$65,084
Reserves for uncertain income tax positions	64,086	57,083
Other tax provisions	12,476	11,098
PayEco acquisition deferred payment liability	—	7,220
Severance pay liabilities	2,544	2,906
Other	3,365	—
Total other long-term liabilities	$156,458	$143,391

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

During the three months ended June 30, 2026, the Company suspended repurchases under the program in connection with the pending Merger Agreement which includes customary covenants restricting the Company’s ability to repurchase its common stock without the prior written consent of Nuvei, and the Company expects to operate within these contractual limitations until the Merger is completed or the Merger Agreement is terminated. The Company did not make any repurchases of its common stock during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company repurchased 17,565,934 shares of its common stock for $89,873 at a weighted average cost of $5.12 per share. During the nine months ended September 30, 2026, the Company accrued a net excise tax of $334 related to share repurchase activity which was recorded in treasury stock at cost. The net accrual reflects a $146 partial reversal recorded during the three months ended September 30, 2026, related to excise tax accrued in the prior quarter. During the three and nine months ended September 30, 2025, the Company repurchased 6,619,743 and 13,312,218 shares of its common stock for $44,573 and $94,254 at a weighted average cost of $6.73 and $7.08 per share, respectively. As of September 30, 2026, a total of $101,855 remained available for future repurchases of the Company’s common stock under the program.

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

Pursuant to the warrant agreement, and in connection with the business combination with FTAC Olympus Acquisition Corp. in 2021, the warrant holder was eligible to receive consideration payable in cash and Common Stock upon exercise. The warrants were automatically exercised in September 2025, resulting in the Company paying $1,332 in cash and net issuing 676,934 shares of Common Stock. Prior to the exercise, 1,792,994 warrants were outstanding, out of which 1,080,707 were vested. The Company did not recognize additional expenses related to these warrants for the nine months ended September 30, 2025.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 13 –WARRANTS AND SHAREHOLDERS’ EQUITY (continued):

Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30, 2026
	Foreign currency translation adjustments	Unrealized losses on available-for-sale debt securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(1,132)	(4,082)	(20,098)	$(25,312)
Other comprehensive gain (loss) before reclassifications	62	(14,097)	(8,312)	(22,347)
Amount of loss reclassified from AOCI	—	—	2,021	2,021
Net current period other comprehensive gain (loss)	62	(14,097)	(6,291)	(20,326)
Ending balance	$(1,070)	$(18,179)	$(26,389)	$(45,638)

	Nine Months Ended September 30, 2026
	Foreign currency translation adjustments	Unrealized gains (losses) on available-for-sale debt securities	Unrealized losses on cash flow hedges	Total
Beginning balance	$(855)	8,698	(14,120)	$(6,277)
Other comprehensive loss before reclassifications	(215)	(26,877)	(12,095)	(39,187)
Amount of gain reclassified from AOCI	—	—	(174)	(174)
Net current period other comprehensive loss	(215)	(26,877)	(12,269)	(39,361)
Ending balance	$(1,070)	$(18,179)	$(26,389)	$(45,638)

	Three Months Ended September 30, 2025
	Foreign currency translation adjustments	Unrealized gains on available-for-sale debt securities	Unrealized (losses) on cash flow hedges	Total
Beginning balance	$(345)	$7,308	$(2,315)	$4,648
Other comprehensive income (loss) before reclassifications	(444)	692	(4,148)	(3,900)
Amount of gain reclassified from AOCI	—	—	(2,014)	(2,014)
Net current period other comprehensive income (loss)	(444)	692	(6,162)	(5,914)
Ending balance	$(789)	$8,000	$(8,477)	$(1,266)

	Nine Months Ended September 30, 2025
	Foreign currency translation adjustments	Unrealized gains (losses) on available-for-sale debt securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$(242)	$(322)	$(12,045)	$(12,609)
Other comprehensive income (loss) before reclassifications	(547)	8,322	7,253	15,028
Amount of gain reclassified from AOCI	—	—	(3,685)	(3,685)
Net current period other comprehensive income (loss)	(547)	8,322	3,568	11,343
Ending balance	$(789)	$8,000	$(8,477)	$(1,266)

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

As of the date this Quarterly Report on Form 10-Q, two lawsuits relating to the Merger (the “Lawsuits”) have been filed by purported stockholders of the Company as individual actions and allege that the Company’s Proxy Statement dated August 11, 2026 (the “Proxy Statement”), related to the Merger, was materially incomplete due to certain misrepresentations and omissions in violation of New York common law. In addition, the Company has received demand letters from purported stockholders of the Company (i) alleging that the Proxy Statement was materially incomplete due to certain misrepresentations and omissions and demanding corrective disclosures to address such allegations or (ii) demanding access to the Company’s books and records to investigate certain aspects of the Merger (the “Letters”). The Company cannot predict the outcome of the Lawsuits, Letters or other lawsuits and demand letters it may receive. The Company believes that the claims asserted in the Lawsuits and Letters are without merit. However, in order to render moot the unmeritorious disclosure claims and alleviate the costs, risks and uncertainties inherent in potential litigation, the Company voluntarily supplemented the Proxy Statement as described in the Form 8-K filed by the Company on September 8, 2026.

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

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 15 – REVENUE

The following table presents revenue recognized from contracts with customers as well as revenue from other sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized at a point in time	$218,313	$208,696	$643,525	$593,589
Revenue recognized over time	2,120	990	5,290	2,856
Revenue from contracts with customers	$220,433	$209,686	$648,815	$596,445
Interest income on customer balances	$54,747	$59,531	$158,389	$175,837
Capital advance income	1,758	1,633	5,587	5,799
Revenue from other sources	$56,505	$61,164	$163,976	$181,636
Total revenues	$276,938	$270,850	$812,791	$778,081

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Primary regional markets
Greater China[1]	$95,157	$91,159	$275,016	$261,968
Europe, Middle East, and Africa[2]	68,623	68,234	201,624	194,523
Asia-Pacific[2]	60,840	57,183	179,800	162,205
Latin America[2]	24,566	27,972	76,385	84,728
North America[3]	27,752	26,302	79,966	74,657
Total revenues	$276,938	$270,850	$812,791	$778,081
(1)	Greater China is inclusive of mainland China, Hong Kong, Macao and Taiwan.
(2)	No single country included in any of these regions generated more than 10% of total revenue.
(3)

The United States is the Company’s country of domicile. Of North America revenues, the U.S. represents $26,769 and $25,165 during the three months ended September 30, 2026 and 2025, respectively, and $77,618 and $71,254 during the nine months ended September 30, 2026 and 2025, respectively.

NOTE 16 - TRANSACTION COSTS

Composition of transaction costs, grouped by major classifications, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Bank and processor fees	$33,861	$31,626	$93,564	$90,968
Network fees	4,069	8,249	12,056	22,075
Chargebacks and operational losses	2,289	1,544	5,890	4,994
Card costs	286	370	897	1,119
Capital advance costs, net of recoveries	422	222	(71)	1,951
Other	709	472	2,184	1,291
Total transaction costs	$41,636	$42,483	$114,520	$122,398

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$276,938	$270,850	$812,791	$778,081
Less:
Transaction cost[1]	(41,636)	(42,483)	(114,520)	(122,398)
Labor & related	(86,646)	(78,963)	(253,675)	(227,767)
Stock-based compensation	(18,726)	(17,799)	(56,725)	(56,613)
3rd party contractors	(9,886)	(8,488)	(28,154)	(26,749)
IT & communication	(22,769)	(20,154)	(64,312)	(59,689)
Depreciation & amortization	(21,375)	(16,140)	(61,515)	(46,083)
Other operating expenses[2]	(50,808)	(50,476)	(161,844)	(143,039)
Income taxes	(16,363)	(16,388)	(34,751)	(33,950)
Other segment items[3]	6,188	(5,836)	(5,246)	(7,613)
Net income	$14,917	$14,123	$32,049	$54,180

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

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 18 – STOCK-BASED COMPENSATION

Stock Options

The following table summarizes the options to purchase shares of common stock activity under the Company’s equity incentive plans for the nine months ended September 30, 2026:

Options
Outstanding at December 31, 2025	6,985,323
Granted	—
Exercised	(2,385,275)
Forfeited	(66,174)
Outstanding at September 30, 2026	4,533,874
Exercisable at September 30, 2026	4,128,570

The weighted average exercise price of the options outstanding as of September 30, 2026 was $3.36 per share.

Restricted and Performance Stock Units

The following table summarizes the restricted stock unit (“RSU”) and performance stock unit (“PSU”) activity under the Company’s equity incentive plan and other business arrangements associated with business acquisitions as of September 30, 2026:

Units
Outstanding December 31, 2025	22,316,131
Granted	15,595,402
Vested	(6,253,160)
Withhold to cover shares repurchased	(1,552,124)
Forfeited	(1,976,154)
Outstanding September 30, 2026	28,130,095

During the nine months ended September 30, 2026 the number of shares reserved for issuance under the Company’s Omnibus Stock Incentive Plan was increased by 13,948,172 shares. In the nine months ended September 30, 2026, the Company granted 14,190,205 RSUs under the Company's Omnibus Stock Incentive Plan, which are subject to time-vesting and continued service conditions.

In the same period, the Company granted 1,405,197 PSUs under the same Plan, which are subject to time-vesting, continued service conditions and achievement of specified company performance goals.

The Company withholds common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock units under its employee equity incentive plan in the United States. During the three months ended September 30, 2026 and 2025, the Company withheld 372,090 and 385,965 shares for $2,650 and $2,611, respectively, and for the nine months ended September 30, 2026 and 2025, the Company withheld 1,552,124 and 1,600,911 shares for $8,809 and $13,478, respectively. RSU vesting is shown net of this withholding on the condensed consolidated statements of shareholders’ equity and cash flows.

The Company collects cash from proceeds from certain international employees’ sales of common stock. The amount is held in a Company bank account until it is remitted to the employees. Due to the restrictions on the use of the funds in the bank account, we have classified the amount as short-term restricted cash, and a corresponding liability is included in Other payables in the condensed consolidated balance sheets. As of September 30, 2026, $488 of such funds were held.

Pursuant to the Merger Agreement, the Company may not issue or grant additional equity awards without the written consent of Nuvei or as otherwise contemplated by the Merger Agreement.

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 18 – STOCK-BASED COMPENSATION (continued):

Employee Stock Purchase Plan

During the nine months ended September 30, 2026, the number of shares reserved for issuance under the Company’s Employee Stock Purchase Plan (“ESPP”) was increased by 3,487,043 shares. As of September 30, 2026, approximately 4,698,072 shares were reserved for future issuance under the Company’s ESPP. The fair value attributable to the ESPP was $1,607 as of May 31, 2026, the beginning of the current offering period, and was measured using the Black-Scholes pricing model. The current offering period is expected to close November 29, 2026.

The expense associated with the ESPP recognized during the three and nine months ended September 30, 2026 was $804 and $2,187, respectively.

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

Impact on Results of Operations

The impact on the Company’s results of operations of recording stock-based compensation expense under the Company’s equity incentive plans and other stock-based consideration arrangements associated with business acquisitions, including the ESPP, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Other operating expenses	$1,866	$2,331	$6,298	$8,197
Research and development expenses	5,915	4,914	16,517	15,195
Sales and marketing expenses	3,976	4,694	12,307	14,227
General and administrative expenses	6,969	5,860	21,603	18,994
Total stock-based compensation	$18,726	$17,799	$56,725	$56,613

Note that $366 and $553 in stock-based compensation awards were capitalized as part of internal-use software during the three months ended September 30, 2026 and 2025, respectively and $1,293 and $1,866 were capitalized during the nine months ended September 30, 2026 and 2025, respectively.

NOTE 19 - INCOME TAXES

The Company’s provision for income taxes in the interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the period.

The Company had an effective tax rate of 52.0% and 38.6% for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was primarily driven by a U.S. federal minimum tax on certain payments made to the Company’s foreign affiliates, stock-based compensation, return-to-provision adjustments, uncertain tax positions, and non-deductible M&A expenses required to be capitalized for U.S. tax purposes, all of which is partially offset by the U.S. tax benefit for income derived from foreign customers.

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

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 19 - INCOME TAXES (continued):

The Company maintains a valuation allowance in jurisdictions where it is more likely than not that all or a portion of a deferred tax asset may not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings and the reversal of existing taxable temporary differences. As of September 30, 2026, the Company maintains a full valuation allowance on deferred tax assets in Germany, as well as on deferred tax assets in Singapore and China related to the Skuad and PayEco acquisitions, respectively. Based on management assessment, it is more likely than not that these deferred tax assets will not be realized. The Company maintains its previous conclusion that a valuation allowance on deferred tax assets in the United States and Israel is not necessary.

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

Basic and diluted net earnings per share attributable to common stockholders were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands, except share and per share data)
Numerator:
Net income	$14,917	$14,123	$32,049	$54,180
Denominator:
Weighted average common shares outstanding —
Basic	340,346,575	368,266,611	341,040,041	372,726,412
Add:
Dilutive impact of RSUs, ESPP and options to purchase common stock	9,694,755	8,824,839	9,827,051	15,155,419
Dilutive impact of private warrants	—	542,073	—	737,414
Weighted average common shares – diluted	350,041,330	377,633,523	350,867,092	388,619,245
Net income per share attributable to common stockholders — Basic earnings per share	$0.04	$0.04	$0.09	$0.15
Diluted earnings per share	$0.04	$0.04	$0.09	$0.14

PAYONEER GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 20 – NET EARNINGS PER SHARE (continued):

Note that the following shares have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 as their effect was antidilutive, conditions were not met, or they were not in the money in the reporting period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
RSUs	4,713,884	7,997,605	6,484,882	7,551,699
RSUs with market conditions	2,600,000	2,750,000	2,600,000	2,750,000
PSUs	772,858	895,103	772,858	895,103
Earn-out[1]	-	15,000,000	15,000,000	15,000,000
Options to purchase common stock	118,088	1,487,008	1,188,088	417,008
Total anti-dilutive securities	8,204,830	28,129,716	26,045,828	26,613,810

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

Our customers have trusted the Payoneer platform to process $25.3 billion and $22.3 billion in volume during the three months ended September 30, 2026 and 2025, respectively, and $71.8 billion and $62.7 billion in volume during the nine months ended September 30, 2026 and 2025, respectively.

We have licenses to operate in multiple jurisdictions around the world, including the United States, Europe, the United Kingdom, Japan, Australia, Hong Kong, Singapore, and China. Most recently, Payoneer Canada Limited has been registered with the Bank of Canada as a payment service provider under the Retail Payment Activities Act (“RPAA”), and Payoneer Inc. obtained a foreign payment service provider license in Israel under the Regulation of Payment Services and Payment Initiation Act.

Looking forward, we intend to continue to invest actively to enhance our global platform, deliver new products, extend our regulatory footprint, further automate our operations and increase new customer growth to deliver more value to customers around the world.

PAYONEER GLOBAL INC.

Key Developments and Trends

Pending Acquisition by Nuvei

On June 12, 2026, the Company entered into an Agreement and Plan of Merger with Neon Maple Parent Inc. (“Nuvei”), a corporation incorporated under the laws of Canada, and Panda Acquisition Sub Inc., a Delaware corporation and wholly owned indirect subsidiary of Nuvei, pursuant to which the Company will become a wholly owned subsidiary of Nuvei if the Merger is consummated. If the Merger is consummated, each share of Company Common Stock, subject to certain limitations, will be converted into the right to receive $7.40 in cash, without interest.

The pending Merger represents a significant pending corporate transaction and remains subject to certain customary closing conditions, including required regulatory approvals and government approvals, and other conditions set forth in the Merger Agreement. As a result, there can be no assurance that the Merger will be completed on the expected timeline or at all. On July 28, 2026, early termination of the waiting period under the HSR Act applicable to the Merger was granted, and on September 14, 2026, the stockholders of the Company approved to adopt the Merger Agreement and the transactions contemplated thereby, including the Merger, upon the terms and subject to the conditions of the Merger Agreement.

During the period until the transaction is completed or terminated, we expect to incur transaction-related costs and devote management attention and resources related to the pending Merger. The pending Merger may also affect our operating plans, capital allocation decisions, and liquidity depending on the timing of the outcome of the transaction. In addition, due to certain restrictions in the Merger Agreement on the conduct of our business prior to completing the Merger, we may be unable (without Nuvei’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions. For additional information regarding the Merger Agreement and related risks, see our Current Report on Form 8-K filed with the SEC on June 15, 2026, Note 1, General Overview contained in this Quarterly Report on Form 10-Q, and Part II Item 1A, “Risk Factors” contained in the Quarterly Report on Form 10-Q filed with the SEC on August 6, 2026.

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

PAYONEER GLOBAL INC.

Impact of Conflicts in the Middle East

In October 2025, a ceasefire between Israel and Hamas entered into effect, to end a two-year long war between them that started on October 7, 2023. Conflicts between Israel and Hezbollah, Iran and other proxies of the Iranian regime, however, continued into 2026, including the U.S. and Israel’s war with Iran that broke out in February 2026. During the ongoing conflicts in the region, we continued to operate our business and serve our customers around the world and, to date, our ability to support customers has not been materially impacted. We continue to monitor the situation closely and benefit from our broad geographic footprint, partially outsourced operations model, and a robust business continuity plan. Additionally, our technology infrastructure has redundancy in place outside of Israel. Approximately 44% of our global employee base is located in Israel, including approximately 71% of our research and development resources, as of September 30, 2026. As of September 30, 2026, an insignificant portion of our Israeli workforce were called to military reserve duty and we have contingencies in place to cover impacted roles and responsibilities.

Our revenue derived from customers based in Israel was insignificant for both the three and nine months ended September 30, 2026 and 2025, respectively, and is included within revenues from Europe, Middle East, and Africa within Note 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Impact of the war in Ukraine

The ongoing war between Ukraine and Russia, resulted in economic sanctions on Russia, Belarus, and certain territories in Ukraine. We provide services to customers in Ukraine and in jurisdictions that are or may be impacted by these economic sanctions. We do not provide services to customers in Russia, and during the three months ended September 30, 2026 we wound down the limited payment services previously provided to Belarus customers. We maintain a robust transaction monitoring program designed to comply with imposed sanctions and to monitor the impact the conflict may have on our results of operations. Our revenues in Ukraine have remained relatively stable as a percentage of our business. For the three and nine months ended September 30, 2026, Ukraine and Belarus, combined, accounted for less than 10% of our revenue, of which Belarus accounted for less than 1% of our revenue. Further escalation of the conflict may have a material effect on our results of operations.

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

	Three months ended			Nine months ended
	September 30,		Increase/	September 30,		Increase/
	2026	2025	(Decrease)	2026	2025	(Decrease)

	(in thousands except percentages)
Revenues	$276,938	$270,850	2%	$812,791	$778,081	4%
Transaction costs	41,636	42,483	(2)%	114,520	122,398	(6)%
Other operating expenses	41,117	40,386	2%	122,388	124,747	(2)%
Research and development expenses	49,962	39,864	25%	140,256	114,522	22%
Sales and marketing expenses	59,924	59,489	1%	179,806	171,527	5%
General and administrative expenses	37,832	36,141	5%	122,260	103,061	19%
Depreciation and amortization	21,375	16,140	32%	61,515	46,083	33%
Total operating expenses	251,846	234,503	7%	740,745	682,338	9%
Operating income	25,092	36,347	(31)%	72,046	95,743	(25)%
Financial income (expense), net	6,188	(5,836)	** %	(5,246)	(7,613)	(31)%
Income before income taxes	31,280	30,511	3%	66,800	88,130	(24)%
Income taxes	16,363	16,388	** %	34,751	33,950	2%
Net income	$14,917	$14,123	6%	$32,049	$54,180	(41)%

**not meaningful

Revenues

Revenues were $276.9 million and $812.8 million for the three and nine months ended September 30, 2026, an increase of $6.1 million and $34.7 million, or 2% and 4%, respectively, compared to the prior year period. This increase in revenue was primarily comprised of a net increase in SMB revenue, including $7.8 million and $30.2 million from B2B SMBs and $5.2 million and $13.0 million from SMBs selling DTC. Revenue from SMBs that sell on marketplaces decreased $5.5 million for the three months ended September 30, 2026, driven by softer activity from certain large marketplaces including freelance marketplaces, while it increased $1.7 million for the nine months ended September 30, 2026. Total net growth in SMB revenue was driven by continued adoption of our high value services and certain monetization initiatives. Enterprise revenue increased $2.1 million and $5.1 million for the three and nine months ended September 30, 2026, respectively, due to continued volume growth from enterprise partners, primarily driven by growth in the travel sector. The overall increase in SMB and Enterprise revenues was partially offset by a decrease of $4.8 million and $17.4 million in interest income earned on customer balances for the three and nine months ended September 30, 2026, respectively, resulting from modestly lower interest rates, and partially offset by an increase in customer balances held on our platform compared to the prior year period.

Transaction costs

Transaction costs were $41.6 million for the three months ended September 30, 2026, a decrease of $0.8 million, or 2%, compared to the prior-year period driven primarily by a decrease of $4.2 million in network fees partially offset by an increase of $2.2 million in bank and processor fees and $0.7 million in chargebacks and operational losses. Despite an increase in total volume, the decrease in transaction costs arose due to more favorable terms with certain financial institutions, payment processors and network providers.

Transaction costs were $114.5 million for the nine months ended September 30, 2026, a decrease of $7.9 million, or 6%, compared to the prior-year period driven primarily by a decrease of $10.0 million in network fees and $2.0 million in capital advance costs driven by lower capital advance losses, net of recoveries, partially offset by an increase of $2.6 million in bank and processor fees and $0.9 million in chargebacks and operational losses. Despite an increase in total volume, the decrease in transaction costs arose due to more favorable terms with financial institutions, payment processors and network providers.

PAYONEER GLOBAL INC.

Other operating expenses

Other operating expenses were $41.1 million for the three months ended September 30, 2026, an increase of $0.7 million, or 2%, compared to the prior year period, driven primarily by an increase of $1.5 million in third-party contractor expenses.

Other operating expenses were $122.4 million for the nine months ended September 30, 2026, a decrease of $2.4 million, or 2%, compared to the prior year period, driven primarily by a decrease of $3.4 million in information technology expenses, and a decrease of $1.5 million in employee compensation, benefits and other employee-related expenses. The decrease was partially offset by an increase of $2.2 million in third-party contractor expenses and the impact of a $1.5 million prior period reduction in regulatory reserve that did not recur in the current period.

Research and development expenses

Research and development expenses were $50.0 million for the three months ended September 30, 2026, an increase of $10.1 million, or 25%, compared to the prior year period, driven primarily by an increase of $10.7 million in employee compensation, benefits and other employee-related expenses and an increase of $2.1 million in information technology expenses. This increase was partially offset by a decrease of $1.3 million in third-party contractor expenses and an increase of $1.0 million in employee compensation costs capitalized as internal use software in connection with ongoing investments in our platform infrastructure.

Research and development expenses were $140.3 million for the nine months ended September 30, 2026, an increase of $25.7 million, or 22%, compared to the prior year period, driven by an increase of $27.7 million in employee compensation, benefits and other employee related expenses and an increase of $5.8 million in information technology expenses, partially offset by an increase of $7.0 million in employee compensation costs capitalized as internal use software in connection with ongoing investments in our platform infrastructure and a decrease of $1.2 million in third-party contractor expenses.

Sales and marketing expenses

Sales and marketing expenses were $59.9 million for the three months ended September 30, 2026, an increase of $0.4 million, or 1%, compared to the prior year period, driven primarily by an increase of $0.8 million in expenditures on certain marketing programs with customers.

Sales and marketing expenses were $179.8 million for the nine months ended September 30, 2026, an increase of $8.3 million or 5%, compared to the prior year period, driven primarily by an increase of $5.8 million in expenditures on certain marketing programs with customers, an increase of $1.6 million in employee compensation, benefits and other employee-related expenses and an increase of $1.3 million in information technology expenses.

General and administrative expenses

General and administrative expenses were $37.8 million for the three months ended September 30, 2026, an increase of $1.7 million, or 5%, compared to the prior year period, driven by an increase of $1.9 million in M&A related expenses primarily due to the pending acquisition by Nuvei. This increase was partially offset by a decrease of $1.0 million in employee compensation, benefits and other employee-related expenses.

General and administrative expenses were $122.3 million for the nine months ended September 30, 2026, an increase of $19.2 million or 19%, compared to the prior year period, driven by an increase of $13.2 million in M&A related expenses primarily due to the pending acquisition by Nuvei, an increase of $4.3 million in employee compensation, benefits and other employee-related expenses, an increase of $1.2 million in facilities expenses and an increase of $1.2 million in information technology expenses. This increase was partially offset by a decrease of $1.4 million in third-party legal expenses.

Depreciation and amortization expenses

Depreciation and amortization expenses were $21.4 million and $61.5 million for the three and nine months ended September 30, 2026, an increase of $5.2 million and $15.4 million or 32% and 33%, respectively, compared to the prior year period, mainly driven by an increase in amortization of internal use of software and depreciation of new purchased fixed assets.

PAYONEER GLOBAL INC.

Financial income (expense), net

Financial income, net was $6.2 million for the three months ended September 30, 2026, an increase in income of $12.0 million compared to financial expense, net of $5.8 million for the prior period driven by a decrease in losses recognized related to exchange rates. In addition, the increase was due to an out-of-period adjustment of $5.8 million of unrealized foreign exchange losses in the current period resulting from a mismatch in the reconciliation of certain transactions that originated during the three months ended June 30, 2026.

Financial expense, net was $5.2 million for the nine months ended September 30, 2026, an increase in income of $2.4 million compared to financial expense, net of $7.6 million for the prior period, driven by a decrease in losses recognized related to exchange rates.

Income taxes

Income tax expense was $16.4 million for the three months ended September 30, 2026, a decrease of $0.03 million, or 0.1%, compared to the three months ended September 30, 2025. The decrease was primarily driven by a decrease in the provision for uncertain tax positions during the current period compared to the prior period.

Income tax expense was $34.8 million for the nine months ended September 30, 2026, an increase of $0.8 million, or 2.4%, compared to the nine months ended September 30, 2025. This increase was primarily driven by a reduction in deferred tax benefits related to foreign subsidiary stock-based compensation; an increase in prior year taxes related to a U.S. return-to-provision benefit in the prior year period that did not reoccur in the current year period; and an unfavorable foreign subsidiary return-to-provision adjustment in the current year period. These increases were partially offset by a decrease in the provision for uncertain tax positions during the current period compared to the prior period.

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

Sources of Liquidity

As of September 30, 2026, we had $362.6 million of cash and cash equivalents.

Current and Future Cash Requirements

During the nine months ended September 30, 2026, we repurchased 17,565,934 shares of our common stock for $90.2 million, including accrued taxes and fees. As of September 30, 2026, a total of $101.9 million, net of accrued but unpaid excise taxes, remained available for future repurchases of our common stock under our stock repurchase program. During the three months ended June 30, 2026, we suspended repurchases under the program in connection with the pending Merger Agreement which includes customary covenants restricting our ability to repurchase our common stock without the prior written consent of Nuvei, we expect to operate within these contractual limitations until the Merger is completed or the Merger Agreement is terminated. For a full description of our stock repurchase program, including authorized amounts and expirations, see Note 13 to the condensed consolidated financial statements.

PAYONEER GLOBAL INC.

Cash Flows

The following table presents a summary of cash flows from operating, investing, and financing activities for the following comparative periods.

	Nine months ended September 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$180,357	$171,890
Net cash provided by (used in) investing activities	22,839	(162,692)
Net cash provided by (used in) financing activities	(474,731)	37,019
Effect of exchange rate changes on cash and cash equivalents	(1,153)	5,177
Change in cash, cash equivalents, restricted cash and customer funds	$(272,688)	$51,394

Operating Activities

Net cash provided by operating activities was $180.4 million for the nine months ended September 30, 2026, an increase of $8.5 million compared to $171.9 million for the nine months ended September 30, 2025.

Impact of non-cash items - $55.1 million increase in operating cash flows compared to the prior year period.

During the nine months ended September 30, 2026, operating cash flows benefited from higher non-cash addbacks to net income compared to prior year, which consisted primarily of:

●	Depreciation and amortization expense increased by $15.4 million.
●	Interest received on certificate of deposits was $7.3 million greater than the amount earned during the current year period while, in the prior year period interest received on certificate of deposits was $7.5 million lower than the amount earned during the prior year period, resulting in a $14.8 million increase to the non-cash adjustments.
●	Interest received net of amortization of premium/discount on investments was $3.7 million greater than the amount earned during the current year period and interest received and amortization of premium/discount on investments were $3.9 million less than the amount earned during the prior year period, resulting in a $7.6 million increase to the non-cash adjustments.
●	Deferred taxes increased by $6.4 million.
●	Effect of foreign currency remeasurement increased by $6.0 million.
●	The Non-cash adjustment for unrealized gains and losses on derivative instruments increased by $4.7 million.

Impact of net income - $22.1 million current period over prior period decrease to operating cash flows

The decrease in net income of approximately $22.1 million was driven by a $58.4 million increase in operating expenses. The decrease was partially offset by an increase of $34.7 million in revenue during the current period compared to the prior year period.

PAYONEER GLOBAL INC.

Impact of changes in operating assets and liabilities - $24.5 million net decrease to operating cash flows

During the nine months ended September 30, 2026, changes in certain operating assets and liabilities resulted in net decrease in operating cash flows compared to the prior period:

●	The net change in working capital advances decreased cash flows by $18.9 million, due to timing of collections.
●	The change in Other current assets decreased cash flows by $15.5 million, due primarily to a federal income tax refund received during the prior year period with no comparable refund received in the current year period which was offset by an increase in rebates received from a vendor in the current year period as compared to the prior year period.

These decreases were partially offset by increases in operating cash flows caused by changes in certain operating assets and liabilities during the nine months ended September 30, 2026 compared to the prior period:

●	The change in Deferred revenue increased cash flows by $4.1 million, due to the timing of revenue recognition for certain products.
●	The change in Trade payables increased cash flows by $4.0 million, due mainly to changes in timing of payments relative to period cut-off.

Investing Activities

Net cash provided by investing activities was $22.8 million for the nine months ended September 30, 2026, an increase of $185.5 million compared to net cash used in investing activities of $162.7 million for the nine months ended September 30, 2025. The increase was primarily driven by:

●	An increase of $118.2 million in the change of customer funds in-transit balances during the period compared to the prior period, due to the timing of settlements at the period-end.
●	An increase of $100.0 million in maturities of term deposits
●	A decrease of $26.6 million in cash paid for acquisitions, net of cash and customer funds acquired, reflecting $6.5 million paid for the acquisition of Boundless during the current period compared to $33.1 million paid for the acquisition of PayEco during the prior year period.

Partially offsetting this increase in cash provided by investing activities was:

●	A decrease of $39.6 million related to greater net purchases of available-for-sale debt securities, reflecting purchases of $411.9 million, net of maturities of $274.0 million during the current year period, compared to purchases of $351.8 million, net of maturities of $253.5 million during the prior year period.
●	A decrease of $13.2 million related to higher investments in property and equipment compared to the prior year period.
●	A decrease of $6.9 million from higher capitalized internal-use software compared to the prior year period.

PAYONEER GLOBAL INC.

Financing Activities

Net cash used in financing activities was $474.7 million for the nine months ended September 30, 2026, representing a decrease of $511.7 million compared to net cash provided by financing activities of $37.0 million for the nine months ended September 30, 2025. The decrease was primarily driven by:

●	Customer balances decreased by $357.5 million during the current period, compared to an increase of $136.6 million during the prior year period, resulting in a $494.2 million decrease in cash flows.
●	Receipts of collateral on interest rate derivatives, net of payments, decreased by $18.6 million compared to the prior year period.
●	During the nine months ended September 30, 2026 and 2025, the Company made earn-out payments of $8.7 million and $1.0 million, respectively, related to its Skuad acquisition, of which $6.5 million and $0.5 million, respectively, were classified as cash flows used in financing activities. Refer to Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

(1)Orchestration transactions ceased in 2024 and were related to our 2020 acquisition of optile GmbH.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in millions)
Volume	$25,315	$22,305	$71,764	$62,668

Volume grew 13% for the three months ended September 30, 2026 when compared to the three months ended September 30, 2025, and 15% for the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025, respectively, driven by strong growth in volume from B2B SMBs, growth in volumes processed for enterprise partners, including in the travel sector, and softer growth in volumes from SMBs selling on marketplaces.

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

PAYONEER GLOBAL INC.

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Net income	$14,917	$14,123	$32,049	$54,180
Depreciation and amortization	21,375	16,140	61,515	46,083
Income taxes	16,363	16,388	34,751	33,950
Financial (income) expense, net	(6,188)	5,836	5,246	7,613
EBITDA	46,467	52,487	133,561	141,826
Stock based compensation expenses(1)	18,726	17,799	56,725	56,613
M&A related expenses(2)	3,128	981	17,075	2,054
Restructuring charges(3)	—	—	1,766	2,630
Adjusted EBITDA	$68,321	$71,267	$209,127	$203,123
(1)	Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
(2)	These expenses relate to:

(i) M&A related third-party costs, including bankers fees, legal, regulatory, consulting and other expenditures. These costs include expenses related to the pending acquisition by Nuvei. For the three and nine months ended September 30, 2026, M&A third-party costs were $2.7 million and $13.5 million, respectively.

(ii) Changes to fair value and compensation expenses related to acquisition-related deferred payments and earn-outs. For the three and nine months ended September 30, 2026, we recorded fair value adjustments and compensation expenses of $0.2 million and $0.8 million, respectively, related to 1) the non-recurring fair value adjustment of the Skuad contingent consideration liability and 2) the non-recurring fair value adjustment and compensation expense related to the Boundless deferred payment and earn-out, as discussed in Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. For the three and nine months ended September 30, 2025 amounts include $0.1 and $0.5 million, respectively, related to the non-recurring fair value adjustment of the Skuad contingent consideration liability, as discussed in Note 3 to our condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q.

(iii) Non-recurring acquisition-related compensation to employees and contractors. For the three and nine months ended September 30, 2026, these expenses were $0.3 million and $2.8 million, respectively.

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

Interest Rate Sensitivity

The majority of our cash and cash equivalents and assets underlying customer funds were held in cash deposits and money market funds as of September 30, 2026, the fair value of which would not be materially affected by either an increase or decrease in interest rates, due mainly to the relatively short-term nature of these instruments. The fair value of our investments in term deposits and U.S. Treasury Securities, amounting to $1.8 billion, would be affected by changes in interest rates, and such changes could be material.

PAYONEER GLOBAL INC.

The Company has entered into interest rate floor contracts with respect to $2.2 billion in customer funds to limit the potential risk that declining interest rates would have on our revenues from interest income, though as of the periods ended September 30, 2026 and 2025, respectively, a hypothetical 1% increase or decrease in interest rates could have a material effect on our revenues and earnings.

Foreign Currency Risk

While most of our revenue is earned in U.S. dollars, our foreign currency exposure includes currencies of the countries in which our operations are located, including operating expenses denominated in New Israeli Shekels. To reduce that risk, we invest in foreign currency forward contracts and net purchased options, which are accounted for as cash flow hedges.

A hypothetical 10% strengthening or weakening of the U.S. dollar against the New Israeli Shekel would have had a material impact on unrealized gains (losses) recognized in AOCI at September 30, 2026.

Our foreign currency exposure also includes currencies in which our customer funds are held, or in which they are withdrawn or utilized, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Chinese Yuan, Canadian Dollar, New Israeli Shekel, Philippine Peso, Indian Rupee, Mexican Peso, Pakistani Rupee, South Korean Won, Norwegian Krone, New Zealand Dollar, Australian Dollar, British Pound, Indonesian Rupiah, Swiss Franc, and Polish Zloty. As of the nine months ended September 30, 2026 and 2025, respectively, a hypothetical 10% increase or decrease in current exchange rates could have a material impact on our financial results.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2026, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

Subsequent to the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, management identified an error in Financial income (expense), net in our condensed consolidated financial statements for the three and six months ended June 30, 2026. The error resulted from a mismatch in the reconciliation of certain transactions, which led to an overstatement of unrealized foreign exchange losses included in Financial income (expense), net.

Management evaluated the error, both quantitatively and qualitatively, in accordance with SEC Staff Accounting Bulletin No.99, Materiality, and concluded that it was not material to our previously issued condensed consolidated financial statements. Accordingly, those financial statements were not restated or revised and the error was corrected through an out-of-period adjustment recorded in the three months ended September 30, 2026.

PAYONEER GLOBAL INC.

In connection with its evaluation of the error, management identified a material weakness in our internal control over financial reporting related to the operating effectiveness of certain controls over Financial income (expense), net. Management identified a combination of deficiencies in the operation of controls in this area that, in the aggregate, represented a material weakness in the Company’s internal controls related to Financial income (expense), net.

Although the identified error was not material to our condensed consolidated financial statements, management determined that the available evidence and documentation were insufficient to demonstrate that the relevant controls had operated with sufficient precision and effectiveness to prevent, or detect and correct, a misstatement of a greater magnitude on a timely basis. Accordingly, management concluded that this matter constituted a material weakness because there was a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not have been prevented, or detected and corrected, on a timely basis.

The material weakness did not result in any material misstatement of our consolidated financial statements for any period presented.

Remediation activities and plans

Management is committed to remediating the material weakness and, during the quarter ended September 30, 2026, commenced remediation which includes targeted measures designed to strengthen the execution of controls with regard to changes in exchange rates and the analytical review of Financial income (expense), net with an emphasis on the completeness, accuracy and timely performance of such controls. These measures include enhanced training and guidance for relevant control performers and reviewers, reinforced expectations regarding the level of review and supporting documentation, and increased monitoring and oversight of control performance.

The implementation of these remediation efforts is in progress, may require additional expenditures to implement, and will require validation and testing of the operating effectiveness of internal controls over a sustained period of financial reporting cycles, and as a result, the timing of when we will be able to fully remediate the material weakness is uncertain. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. The Company cannot provide assurance that the measures it has taken to date, or that it may take in the future, will be sufficient to remediate the material weaknesses. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.

Changes in Internal Control Over Financial Reporting

Other than the remediation measures described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are a party to various litigation matters incidental to the conduct of our business. Refer to Note 14 (Commitments and Contingencies) to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

For more information on risks related to litigation, see the section titled “Risk Factors — General Risks Related to Payoneer — We may be subject to various legal proceedings which could materially adversely affect our business, financial condition or results of operations” in our Annual Report on Form 10-K, filed with the SEC on February 26, 2026 and the risk factor titled “Risk Factors — We may be the target of securities class action and derivative lawsuits and other legal or regulatory proceedings, which could result in substantial costs and may delay or prevent the Merger from being completed” in the Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2026.

PAYONEER GLOBAL INC.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on February 26, 2026, and Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2026, other than as described below. Additionally, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting, related to the operating effectiveness of certain controls over Financial income (expense), net. If we fail to remediate this material weakness, identify additional material weaknesses in the future, or otherwise fail to maintain effective internal controls, this may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations, which may adversely affect our business and investor confidence.

As a public company, we must maintain internal controls over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The process of designing, implementing and maintaining effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments. In this regard, we continue to dedicate internal resources, engage outside consultants, implement a detailed work plan to assess and document the adequacy of internal controls over financial reporting, take steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting.

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, management identified a material weakness in our internal control over financial reporting related to the operating effectiveness of certain controls over Financial income (expense), net. Management identified a combination of deficiencies in the operation of controls in this area that, in the aggregate, represented a material weakness in the Company’s internal controls related to Financial income (expense), net.

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness discussed in Item 4 of this Quarterly Report on Form 10-Q arose as a result of an error in Financial income (expense), net for the three and six months ended June 30, 2026, which was detected following the release of our Form 10-Q for the period ended June 30, 2026. The identified error was not material to our condensed consolidated financial statements and did not result in any revision of our previously issued financial statements. Please see Item 4 of this Quarterly Report on Form 10-Q for additional information concerning the material weakness and our remediation plan.

We cannot assure you that we will be able to successfully remediate the material weakness described above.

PAYONEER GLOBAL INC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the quarterly period ending September 30, 2026.

Share Repurchase Activities

No shares were repurchased under the Company’s stock repurchase program during the three months ended September 30, 2026. See Note 13, Warrants and Shareholders’ Equity to the condensed consolidated financial statements for a description of our stock repurchase program, including authorized amounts, effective date and expiration. During the three months ended June 30, 2026, the Company suspended repurchases under the program in connection with the pending Merger Agreement, which includes customary covenants restricting our ability to repurchase our common stock without the prior written consent of Nuvei, and we expect to operate within these contractual limitations until the Merger is completed or the Merger Agreement is terminated.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, the following officer took the following actions with respect to trading arrangements for the sale of shares of our common stock:

			Plans
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Number of Shares to be Sold	Expiration
Michal Fridman, SVP, Finance	Adoption	September 8, 2026	X		(1)	December 31, 2027

* Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

(1)	Under this trading arrangement, up to 49,375 shares of common stock may be sold. In addition, common stock may be sold in amounts which represent the net amount of shares remaining following a withholding of shares to cover tax obligations upon the vesting of 61,316 restricted stock units on various dates during the plan. The number of net shares to be sold to accomplish this purpose cannot be reliably determined at this time, as it will depend upon the share price on the vest date.

PAYONEER GLOBAL INC.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
10.1	Retention Letter Agreement, dated as of October 6, 2026, between Payoneer Global Inc. and Tsafi Goldman.*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.
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

Date: November 5, 2026